Form 10KSB
period 1998-12-31
SOLAR ENERGY LTD
filed 2000-04-05
CIK 1058322

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934


                         Commission File Number: 1-14791


                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)

   Delaware                                                        76-0418364
(Jurisdiction  of  Incorporation)     (I.R.S.  Employer  Identification  No.)


112  C  LONGVIEW  DRIVE,  LOS  ALAMOS,  NEW  MEXICO                        87544
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:     (604)  257-3602

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     None

Securities registered pursuant to Section 12(g) of the Act: 12/31/98  11,903,911

Securities registered pursuant to Section 12(g) of the Act: 12/31/99  13,053,911

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark if disclosure of delinquent filers ('229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/98:

     the aggregate number of shares held by non-affiliates was approximately 9,893,511.

     the number of shares outstanding of the Registrant's Common Stock was 11,903,911.

     Exhibit  Index  is  found  on  page  19.

                                     PART I


                                  INTRODUCTION

     This Annual Report on Form 10K-SB is filed voluntarily. Our Form 10-SB Registration Statement became effective after the close of 1998. That 1934 Securities Exchange Act registration of our common stock has become effective during 1999, but has not yet cleared final comments by the Staff of the Securities and Exchange Commission. This Annual Report on Form 10K-SB is filed after the end of 1999, primarily for the purpose of disclosing our year-end 1998 Audit, and other matters. Accordingly, this Report contains information concerning material subsequent events.


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) ORGANIZATION AND HISTORY. Solar Energy Limited (the "Registrant", "Company","We", "Us" and "Our") was first incorporated in Delaware as Taurus Enterprises, Inc. on January 5, 1994, and re-incorporated in Nevada on August 20, 1996 as Salvage World, Inc. On August 20, 1996. Taurus made its original issuance of 25,000,000 shares to founders in 1994, pursuant to '4(2) of the Securities Act of 1933. During 1996, Salvage placed an additional 451,250 shares, pursuant to Regulation D, Rule 504, resulting in the a total of 25,451,250 shares then issued and outstanding. On December 17, 1997, the Shareholders approved a proposal to Reverse Split the Common Stock of the Corporation 20 to 1; with the provision that no Shareholder owning 100 shares or more shall be reversed or reduced below 100 Shares. The 25,451,250 shares were reduced to 1,272,562, and the adjustment for small shareholders was 5,949 shares, for a total post-reverse of 1,278,511. Also on December 17, 1997, shareholders approved, and Management effected a Plan of Reorganization and Merger of Salvage World, Inc. into Solar Energy Limited, a private Delaware Corporation, the effect of which merger changed the name of this Corporation, moved its place of incorporation from Nevada to Delaware and involved the acquisition of Hydro-Air Technologies, Inc. ("HAT") to become a wholly-owned subsidiary of this Issuer, Solar Energy Limited.

     Also on December 17, 1997, shareholders approved the placement of up to 10,000,000 additional shares of common stock, at $0.10, pursuant to Regulation D, Rule 504 and/or 505, but limited to offers and sales to non-U.S. Residents. A total of 9,800,000 shares were placed pursuant to Rule 504. A further total of 125,000 shares were placed pursuant to Rule 505. The Offering closed on or about November 10, 1998. The Shareholders also approved a formula for the acquisition of Hydro-Air Technologies, Inc. ("HAT"), for stock equal to 40% of the total issued and outstanding of the company, on a fully diluted basis (following the 20 to 1 Reverse Split, and the proposed issuance of such of the additional 10,000,000 Regulation D shares as might have been placed). The issuance to HAT is to proceed in phases. The first phase issuance of 170,400 was made about April 15, 1998. The second phase issuance of 530,000 shares was made on October 23, 1998. The amount of shares issued and possibly to be issued for HAT is summarized as follows:

     A.  Issuance  and  Release  of Solar stock.  Solar and the HAT Shareholders
         --------------------------------------
desired to create an orderly process for the issuance and progressive release of common stock to or for the benefit of the HAT Shareholders.

          1. HAT Shareholders.  The HAT Shareholders were to receive, subject to
             ----------------
this Reorganization Agreement, shares of Solar equal to 40% of the resulting total issued and outstanding stock of Solar, on a fully-diluted basis, computed following certain designated capital formation stages. However, the total number of Solar shares which was to be issued to the HAT Shareholders to meet this obligation was undeterminable at the time of the agreement.

          2.  Initial  Issuance.  Upon  consummation of the Merger, Solar was to
              -----------------
issue and did issue to the HAT Shareholders 20% of 40% of the outstanding Solar shares, as follows:

HAT Shareholder               April 1998  October 1998  Total
---------------------------------------------------------------
Melvin L. Prueitt                 16,359        50,880   67,239
---------------------------------------------------------------
David Jones                        8,179        25,440   33,619
---------------------------------------------------------------
Stanley D. Prueitt                 8,179        25,440   33,619
---------------------------------------------------------------
Leslie Speir                       8,179        25,440   33,619
---------------------------------------------------------------
Dana Hansen and Linda Hansen       3,408        10,600   14,008
---------------------------------------------------------------
Ara Lee Stevens                    1,363         4,240    5,603
---------------------------------------------------------------
Baycove Investments, Inc.         34,080       106,000  140,080
---------------------------------------------------------------
Hydro-Air Founders, LLC           90,653       281,960  372,613
---------------------------------------------------------------
 Total HAT                       170,400       530,000  700,400
===============================================================

          3. Phased Release of Shares.  The remaining 80% of 40% is to be issued
             ------------------------
to the HAT Shareholders in phases based on the following formula: one share of Solar stock for each $2.00 of earnings generated by HAT, as determined by Generally Accepted Accounting Principles (GAAP). There have not been revenues to date, so that no further issuances have been made to or for HAT.

     There are certain internal agreements between the HAT Founders and Shareholders (and not involving us) which are disclosed in Item 7 of this Part I, Relationships and Transactions. These are arrangements by which the HAT group agreed to manage the distribution, voting and private trading restrictions, as between them.

     Hydro-Air Technologies, Inc. (the Issuer's first wholly-owned subsidiary) is a development stage company, founded by Dr. Melvin L. Prueitt, David Jones, Stanley Prueitt and Leslie Speir, which company has developed certain intellectual property rights with which they intend to generate commercially viable electrical power using the energy of vaporization. The intellectual property rights are called Hydro-Air Renewable Power System (AHARPS@) and include two U.S. Patents, one granted on September 3, 1996 (number 5,551,238) and a second granted on July 28, 1998 (number 5784886). We regarded and regard this acquisition of HAT as an investment in the future growth and demand for HARPS. HAT has proposed other projects which are disclosed and discussed under section (b) of this Item 1.

 (B) SUBSEQUENT EVENTS. Renewable Energy Corporation ("RECO") (the Issuer's second wholly-owned subsidiary) is also a development stage company. It was founded by Dr. Reed Jensen. Dr. Jensen has developed certain intellectual property rights for a process called Direct Solar Reduction of CO2 to Fuel and Feedstock, which rights and process the Company intends to develop into a commercially viable system. This process utilizes solar energy to directly reduce CO2 that would have been released to the atmosphere while producing chemical feedstock, fuel and "green" or environmentally friendly electricity. Management of the parent issuer regards the acquisition of RECO as a long-term investment in the growing market for renewable energy sources.

     RECO was acquired 100% from its owner developer Dr. Reed Jensen, an individual unrelated to us, for 350,000 escrowed shares of the common stock of this Issuer, plus $20,000 cash. In addition to those share for direct acquisition, 150,000 shares have been issued and escrowed for future employee options. No options for the acquisition of these option shares has been adopted.

     On or about November 22, 1999, we placed an additional 800,000 shares to a single accredited investor, at $0.20 per share.

     The resulting total issued and outstanding 13,053,911 is further illustrated in the following table.

 Please Note: The total reported includes events subsequent to our 1998 Audited Financial Statements.

Series #           Taurus      Salvage     Solar Energy
                   Issuances    (20 to 1)
-------------------------------------------------------
1 ss4(2)            25,000,000  1,250,000
2 ss504               451,260     22,562
Subtotal           25,451,260  1,272,562
Adjustment (1)                     5,949
Subtotal                           5,949
Interim Total                  1,278,511      1,278,511
3 ss504                                       9,800,000
4 ss505                                         125,000
5 ss4(2)/Rule 145                               700,400
Close 1998                                   11,903,911
6 ss4(2)/Rule 145                               350,000
7 Rule 505                                      800,000
Close 1999                                    1,150,000
Total Issued                                 13,053,911
=======================================================

 (C) THE BUSINESS OF REGISTRANT AND ITS SUBSIDIARIES. The information provided in this sub-section (c) includes the most recent available information and includes events subsequent to December 31, 1998.

     Solar Energy Limited is a public U.S. company listed on the OTC Electronic Bulletin Board ("OTCBB") whose ticker symbol is "XSEL". Our thrust is to explore and/or develop alternative energy systems that are environmentally friendly in addition to being economically viable and competitive. It is estimated that the world needs 50% more electrical power in the next 25 years. It is calculated that, at the current use, there are 44 years of oil, 57 years of gas, 91 years of uranium and 564 years of coal left. What is an alternative? Solar power in several forms. The sun discharges on the earth enough energy each day to fill our global total energy requirements for many years. We only need to tap a small portion of the sunlight. At the same time the globe's second major problem, lack of water, could also be solved (it is mainly a lack of inexpensive power to fuel desalination plants).

PROJECTS  HAT:

     1. HARPS. As our first project, we purchased 100% of a private company located in Los Alamos, New Mexico. This operating company, Hydro-Air Technologies, Inc. ("HAT") has as its main assets certain technology, patents, and intellectual property rights to the concept of producing electricity using the energy of evaporation. One quart of water has about one-twentieth the energy of a quart of gasoline. The process derived from this technology, called Hydro Air Renewable Power Systems ("HARPS"), is an efficient and environmentally friendly energy source. It uses only dry air and water (either fresh, ocean, or waste water) to produce electricity while at the same time cleaning the air. Initial internal computer driven studies conducted by us indicate that electricity could be produced at one-third the current cost of electricity generated by nuclear or fossil fuel plants. A working prototype is being built in Los Alamos. Research and Development continues. No date for marketability has been set. The HARPS units can be small enough for a house or large enough to service a state. In theory, on a few hundred acres of land on the Baja, California coast, enough electricity could be produced to service the needs of Canada, the U.S. and Mexico. HAT was founded by and is headed by Dr. Melvin Prueitt, a research scientist, author of three books and more than thirty publications. One of his many achievements is that he was the first to determine the temperature of a lightning bolt. He holds twelve patents and is listed in Who's Who in America Index, Men of Achievement and Who's Who in the West. Most of the team Dr. Prueitt assembled to assist in the project come from the Los Alamos National Laboratory facilities, the research center managed by the University of California for the Department of Energy of the U.S. government.

     2. ACES - HAT has recently acquired the rights of a second project called Air Conditioner Energy System ("ACES"). This project is similar in theory to HARPS. The difference is that the ACES units are primarily for single family residences. They are small, self-contained roof mounted units that produce electricity with a unique bi-product - cold air. That is, they provide electricity 24 hours a day whilst air conditioning a house. The theory also relies on the heat of vaporization of water but is simpler than the HARPS. Excess power can be sold to the utility company. Again, a model/prototype is to be built with the same team from HAT. Research and Development continues. No date for marketability has been set.

     3. PHOTOVOLTAICS (THE CONVERSION OF LIGHT TO ELECTRICITY). Much work, time and research dollars are being spent globally on this concept which is the direct production of electricity by light passing through a photovoltaic medium. We have already spent some time and funds on this concept but the field is currently flooded with hundreds of companies exploring this potential. For now we are focusing on investigating various new photovoltaic materials that are both economical and have higher efficiencies than those now readily available.

     4. DESALINATION PLANTS: SPAESS AND SUNSPRING: The main problem of desalination plants is that the energy required per ton of water produced is high. We have developed an energy collection system (patent pending) called SPAESS, which stands for Solar Power and Energy Storage System. The concept of SPAESS is that it employs a large flexible earth coupled solar thermal collector system. SPAESS collects energy during the daytime and stores it, for daytime and nighttime use. SPAESS transfers heat to low boiling liquids to drive turbine generators. The projected cost of energy per kilowatt, using SPAESS system is projected by Dr. Prueitt to be less than any existing system currently in use. These are projections only. As a result of the work done on SPAESS, we have developed a unique (patent pending) system to produce low cost fresh water from sea water. The name given for this system is SunSpring. It is an innovative method of converting low temperature solar heated water to directly pump sea water (rather than having to produce electricity to power a motor to drive a high-pressure pump). SunSpring uses no electric motor. We have already tested various components of SunSpring, and all tests have exceeded expectations, thus far. This does not guaranty that the final assembled unit will be trouble free. A full working prototype is expected to be in operation by the fall of 2000.

     5. MECH. As a result of the research work on ACES and HARPS, we have developed an engine that is one-third the size of a conventional internal combustion engine for the same power, while being about 25% more efficient. MECH is the name given for Motor, Expander, Compressor, Hydraulics. We have already made a small working prototype and all tests currently exceed expectations. We are currently exploring our options with MECH, while continuing to test and refine the prototype. The main source of the increased efficiency is because there is primarily rolling friction generated (instead of sliding friction in conventional engines) as the MECH pistons rotate back and forth on rollers.



PROJECTS  RECO:

     DIRECT SOLAR REDUCTION OF CO2 (SOLAREC). We acquired 100% of the shares of Renewable Energy Corp (RECO as of January 1, 1999 from Dr. Reed Jensen, who joined our Board of Directors. "Solarec" is the concept name for the patented process whereby, using only solar energy and CO2 obtained from the atmosphere, to produce a fuel (gasoline, diesel, etc.) with electricity and free oxygen produced as by-products. Various components of the system have been successfully tested to date and a full scale prototype is scheduled to be completed by June 2000. Dr. Jensen is the President of this subsidiary, RECO, as well as one of our principal directors.

DEVELOPMENT TEAMS AND PROGRESS: Two separate teams have been organized and are now in place. The HAT team is directed by Dr. Mel Prueitt. The RECO team is directed by Dr. Reed Jensen. Four prototypes are in process of development:
SPAESS, SunSpring, MECH and RECO's solar reduction of CO2 (Solarec). It is likely that each of these projects, if and when prototypes are operational and successful, will be functional but not immediately commercial, cost effective or aesthetically packaged or contained. It is therefore expected that related spin-off projects will emerge from these technologies, until one or more products be commercialized profitably. HARPS and ACES are progressing albeit slowly. We are focusing on SPAESS, SunSpring, MECH and RECO's Solarec. We feel that one of these latter four will be in commercial production earlier with less capital requirement. However, much of the research and development work already performed in HARPS and ACES has given rise to, and been used in these latter four projects.

     The success of the SPAESS and Solarec projects will be dependent on the final cost to produce the renewable electricity by the Issuer's developmental system, as compared to other existing or competitive methods of producing electricity. If the result is not cost-effective, the system will not be commercially viable. Should SPAESS and Solarec prove able to produce electricity at better than $0.05 per kilowatt, the concept would be deemed proven and successful. Completion of both the SPAESS and Solarec prototypes, and testing of them, is expected to occur by fall of 2000.


WORKING PROTOTYPES refer to assembled model systems which not only work, but work at an acceptable level of performance. Preliminary prototypes or working models may prove the scientific validity of a process before the system is refined or redesigned to bring performance to an acceptable and possibly commercial level. HARPS and ACES are presently deferred in favor of the other projects, but not abandoned. The reason is that the development of these projects has given rise to technologies and science suggestive of products capable of more rapid development. We expect that working prototypes will be demonstrated for MECH in May 2000. Solarec is scheduled tentatively for June 2000. SunSpring and SPAESS is scheduled for fall of 2000. RECO is scheduled for June 2000.

     We feel that it is too early and speculative to make projections about marketing and sales at this point in time. The earliest possible pre-sales revenues, sales of licenses and such, are not expected before the year 2001.


FUTURE MARKETING. In all of our projects, the business plan is to produce a working model/prototype that can be tested as to efficiency, cost of product, etc. The decision whether to produce the units directly or whether to license other companies the right to manufacture and distribute the unit is yet to be decided. More likely, it will be a combination of some company owned plants combined with territorial licenses to other qualified manufacturers. The market for each of our projects (if successfully tested) is unlimited. The amount of units to be sold will be dependant on our ability to raise sufficient working capital for our own manufacturing plants and our ability of the Company to franchise or license other facilities globally. It follows that the ability of the Company to raise funds will be dependent on the performance of the prototypes currently in development and production. No efforts have been made to date to identify other companies to manufacture our products, or to identify probable or targeted licensees. The Issuer has determined to await commercially viable prototype readiness before addressing manufacturing and marketing issues. We are not ready to address those issues.

FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

COMPETITION. We are developing new products utilizing new technologies. We are aware of no direct competition or competitors in precisely the areas of our focused attention. However, it must be accepted that other firms are likely engaged in research and development of proprietary products of which we are not aware, and there can be no assurance that competing products will not emerge with features comparable to the products which may result from our current projects.

PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.

EMPLOYEES. Our parent corporation, Solar Energy Limited has seven directors and three officers, none of which are classified as employees, as such. HAT has one full time employee, Dr. Prueitt, and one or two part time assistants, the number varying from time to time. RECO has one employee, Dr. Jensen.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal offices are located at 112 C Longview Drive, Los Alamos, New Mexico, 87544. The facilities consist of a leased plant and building of about 3,400 square feet, including offices and laboratory facilities in which prototype development is on-going. The lease provides for rent of $55,200 payable $2,300 per month. We pay for fire, flood and damage insurance of the premises and for premises liability to third persons, in addition to normal utilities. Our facilities are located minutes away from the prestigious Los Alamos National Laboratory. Please Note: the total reports events subsequent to our 1998 Audited Financial Statements.

                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no Shareholder Meetings or matters submitted to shareholders during 1998 or 1999.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


(A) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.


(B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1998, was 255. As a subsequent matter, as of December 31, 1999, the number of shareholder was approximately 270.

(C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

(D)  SALES  OF  UNREGISTERED  COMMON  STOCK  1998  AND  1999.

     The following table first presents the chronology of our share issuance, all in post reverse numbers, from inception through December 31, 1998. Please compare this presentation to the Statement of Shareholders Equity in our December 31, 1998 financial statements.

Dates      Shares      Description
-------------------------------------------------------------------------------------------
12/31/94    1,250,000  Inception:Cash and Services
            1,250,000  Total Issued during 1994-1995
8/14/96        13,000  For Cash at $0.10 for a total of $26,000.00
8/14/96         8,312  For Cash at $0.00458 for a total of $761.00
10/29/96        1,250  For Cash at $0.01 for a total of $1,250.00
12/31/96        5,959  (carried at par $0.0001) for rounding adjustment in favor of existing shareholders, owning 100 shares or less
-------------------------------------------------------------------------------------------
               28,511  Total Issued during 1996 (Rule 504)
-------------------------------------------------------------------------------------------
Jan-98        170,400  Issued Phase One for Hydro-Air Technologies acquisition
                       (ss4[2])(Rule 145)
Jan-98      3,250,000  For Cash at $0.10 for a total of $325,000.00 (Rule 504)
Jan-98        125,000  For Cash at $1.00 to investors pursuant to Rule 505, for a total of $125,000.00 (Rule 504)
7/98-9/98   1,650,000  For Cash at $0.10 to investors pursuant to Rule 504, for a total of $165,000.00 (rule 145)
Oct-98        530,000  Issued Phase Two for Hydro-Air Technologies acquisition
                       (ss4[2])(Rule 145)
Oct-98      2,900,000  For Cash at $0.10 for a total of $290,000.00 to investors (Rule 504)
Dec-98      2,000,000  For Cash at $0.01 for a total of $20,000.00 (Rule 504)
-------------------------------------------------------------------------------------------
           10,625,400  Total Issued during 1998
-------------------------------------------------------------------------------------------
           11,903,911  Total Issued and outstanding through December 31, 1998
-------------------------------------------------------------------------------------------

     Now with respect to 1998, and subsequent events in 1999, we provide the following additional disclosure. We believe that shares issued for the acquisition of HAT and RECO have been discussed adequately in Item 1 of Part I, but please do refer to Item 12 of Part III, especially for a discussion of the internal arrangement among and between the Founders of HAT, with respect to shares issued for that acquisition.
================================================================================
Date                   Title          Exemption     Price     Amount      Cash
 Jan/Feb  1998     Common  Stock     Rule  504     0.10     3,250,000 325,000.00
--------------------------------------------------------------------------------
Sold to sophisticated individual Investors, with pre-existing relationships with management, for cash
================================================================================
Date                 Title         Exemption     Price     Amount         Cash
 March  1998     Common  Stock     sec  4(2)     1.00     125,000     125,000.00
--------------------------------------------------------------------------------
Sold to sophisticated individual Investors, with pre-existing relationships with management, for cash
================================================================================

Date              Title         Exemption     Price     Amount        Cash
7/98-9/98     Common  Stock     Rule  504     0.10     1,650,000     165,000
--------------------------------------------------------------------------------
Sold to sophisticated individual Investors, with pre-existing relationships with
================================================================================
management,  for  cash
================================================================================
Date           Title         Exemption     Price     Amount            Cash
10/98     Common  Stock     Rule  504     0.10     2,900,000        290,000
--------------------------------------------------------------------------------
Sold to sophisticated individual Investors, with pre-existing relationships with management, for cash
================================================================================

Date     Title     Exemption     Price     Amount     Cash
12/98     Common  Stock     Rule  504     0.01     2,000,000     200,000
--------------------------------------------------------------------------------
Sold to sophisticated individual Investors, with pre-existing relationships with management, for cash
================================================================================

 (E)  MARKET  INFORMATION.

     Our Common Stock is quoted Over-the-Counter on the Bulletin Board ("OTCBB"). The Company's trading symbol is XSEL. Based upon standard reporting sources, the following information is provided:

period    high bid  low bid
---------------------------
4th 1997     15.50    13.50
1st 1998     15.50     5.00
2nd 1998     13.50     5.00
3rd 1998     11.00     4.00
4th 1998      5.00     2.50
===========================

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. In general terms, our plan of operation had been consistent throughout 1998 and 1999, to develop working prototypes of our proprietary technologies, with the aim of arriving at a commercially viable product. In general some working prototypes may be expected in year 2000, and others in 2001. Although this report is filed for year 1998, the information reported is substantially current to date of filing this Report. Our priority is to commercialize at least one of the four most promising projects (SPAESS, SunSpring, MECH and Solarec). As all four prototypes are being worked on simultaneously, it is not yet clear which one will have a successful working prototype first, if any. We feel the global potential of any one of these four, if successful, is sufficiently large, to make further capital formation attractive if, and when, we are in a position to disclose such success.


 (B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS. We have had no revenues since inception. We have been funded by sophisticated investors. Virtually all of the funding/working capital raised to date has been allocated for research and development of our several prototype projects. We have minimally sufficient funds to continue through year 2000. Each of our projects is sufficiently partially or fully funded, sufficiently through year 2000. Our minimally sufficient funds are not deemed adequate for the optimal requirements of our Corporation. Due to the large number of potentially viable projects, we are exploring methods of maximizing our potential by additional capital formation. We are looking at converting one or more of our projects into its own subsidiary, and preparing one or more initial public offerings. In any such program, we would either retain majority control of the resulting pubic company or companies; or we would distribute the shares of the new company to our shareholders, pro-rata, in connection with a registered public offering of shares. We estimate that we need a million dollars optimally. We are also exploring raising funds in an additional limited offering and/or private placement to highly sophisticated accredited investors. We have not yet determined what capital program is in the best interests of our shareholders.

      (1) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None at this time.

      (2) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None at this time.


 (C)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS AND. We were an inactive corporation during 1997. For that reason comparison of 1998 operations with 1997 inactivity would not provide any material insight. The discussion which follows includes subsequent 1999 events and is substantial current.

      (2) FUTURE PROSPECTS. The discussion which follows includes subsequent 1999 events and is substantially current.

HAT
     Our business consists entirely of the activities of HAT and RECO. It consists of scientific research and development of working prototypes of the projects identified in Item 1 of this Part, Description of Business. HAT's development team has made substantial progress in proving the viability of the scientific and chemical processes which underlie HARPS and ACES. Full working prototypes are not yet achieved. They are taking more time than originally expected, for the reason that no existing turbines will work with the chemical processes at low temperatures. It is therefore necessary for our HAT team to develop a turbine generator of our own. As a result of HAT's work on HARPS and ACES, the HAT team became aware of MECH, SPAESS and SunSpring, and has re-allocated attention to these promising areas. Accordingly, management's decision to focus on one or more of the projects is based on its evaluation of which can become commercially viable earliest. We are focusing on MECH, SunSpring, Solarec and SPAESS.

RECO
     The RECO team reports that RECO is well underway developing the Solarec prototype. This last project is on schedule and under budget.

                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit Index found on page number 19 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

             The Remainder of this Page is Intentionally left Blank

                                    PART III

                                     ITEM 9.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following information is provided concerning the Management of Issuer, including all current directors and officers, and positions with the Company. All directors were elected at the last meeting of shareholders on December 7, 1997, and will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The officers are elected by the Board of Directors at the first meeting after each annual meeting of shareholders and hold office until their successors are elected. The date of the next annual meeting of the Company has not yet been set. The management of the Company is presently provided on a day-to-day basis by personnel of the Company. The overall management of the Company is presently under the direction and control of its officers and directors.

     The Board of Directors of this Company, Solar Energy Limited, consists of, Dr. Melvin L. Prueitt, Joel S. Dumaresq, Norman Wareham, David Jones and Dr. Reed Jensen.

     The Board of Directors of the subsidiary, Hydro-Air Technologies, Inc., consists of Dr. Prueitt and David Jones, Leslie Speir, and Stanley Prueitt.

     The Board of Directors of the subsidiary, Renewable Energy Corporation, consists of Dr. Reed Jensen.

     Dr. Melvin L. Prueitt, is the Chairman of the Board of Directors of Solar Energy Limited, and President of our wholly-owned subsidiary, Hydro-Air Technologies, Inc. Dr. Prueitt received his B.S. from the Brigham Young University, his M.S. from the University of Arizona and his Ph.D. from the University of New Mexico, all in physics. Following his graduation from the University of Arizona, Dr. Prueitt joined the Los Alamos National Laboratory where he remained until 1993. He has developed a method which combines dry air and water under controlled conditions to release the energy of vaporization of water. This method called HARPS (Hydro-Air Renewable Power System), uses the energy developed thereby to drive a turbine and generator for the production of electric power. HARPS produces no atmospheric pollutants, and, since it produces large quantities of air, it can be used to clean particulates and some noxious gases from polluted air by adding a wet scrubber to the exhaust air. Unlike nuclear plants, it produces no radioactive materials that must be disposed of, unlike coal-fired plants it requires no land-scarring strip mining, and unlike oil-fired plants it does not contribute to the imbalance of foreign trade. Dr. Prueitt, who holds 12 U.S. patents, was the first to determine the temperature of lighting strikes. A prolific research scientist and writer, he has authored three books and has been published in over 30 publications. He is listed in Who=s Who in the West, Who=s Who in America Index, Men of Achievement,
Dictionary  of  International  Biography  and  Contemporary  Authors.

     Joel S. Dumaresq, is the President of Solar Energy Limited. He is also CFO of Nifco Synergy, Inc. developing financial controls and systems for Expert Software Developer with operations in Canada, the United States and Mexico, and was instrumental in securing $27 million Class 12 Software financing for the company. Mr. Dumaresq was President of Westair Aviation, Inc., responsible for re-organizing and re-financing this air ambulance company. His experience with corporate finance, institutional equity sales and investment brokerage spans the past decade.

     Norman Wareham is the our Secretary-Treasurer and Chief Financial Officer. He has a comprehensive background in implementing information systems for public and private companies, with particular expertise in financial management and tax planning. He was president of Global Financial Corporation in the British West Indies, and has been a public accountant for 25 years, owning two accounting firms. Mr. Wareham is currently on the board of directors and is chief financial officer for several public companies, including the ZMAX Corporation, and Cybernet Internet Services International, Inc. He is also president of Wareham Management Ltd., a private company engaged in management consulting for public and private companies.

     David Jones is one of our Directors who brings to the Company 17 years of business experience resulting from starting and developing Jomar Systems, Inc., which specialized in the design and manufacture of nuclear assay equipment, and 32 years of systems development experience involving electronic circuit design, mechanical apparatus design, application software and firmware design, manufacturing and integration. In addition to publishing several articles on nuclear instrumentation and methods, Mr. Jones holds a patent for "Method & Apparatus for Controlling Multiple Motors". In 1992, David F. Jones was awarded the "Excellence in Enterprise" award by the Los Alamos Economic Development Corporation, the Los Alamos National Bank and the Los Alamos National Laboratory.

     Leslie Speir is a Directory of our Subsidiary, Hydro-Air Technologies. He brings to that Company the solid technical experience in systems design, and in heading up mechanical design teams. He is presently Senior Designer for the Process Equipment Section, Merrick and Company, having participated in the Cold Vacuum Drying Facility for the DOE Richland Operations Office, and he designed equipment for the Pit-9 Waste Reclamation Characterization Facility. He enriches the Company with specialized knowledge and experience in construction, operation and maintenance of electro-mechanical and hydraulic systems, refrigeration equipment, gas chromatographs, ultra high vacuum systems, and mass pectrometer leak detectors, as well as engineering stress and dynamic drive train and basic nuclear physics calculations and radiation exposure computations, heat flow calculations and operation and maintenance of nuclear reactors including pressurized water sodium cooled and gas cooled variation. He is also trained and experienced in health physics surveying techniques and radiological hazards control.

     Stanley Prueitt is a Director of our Subsidiary, Hydro-Air Technologies. He brings to that Company a range of business, management and personnel skills along with solid experience in project controls and coordination. His executive experience includes marketing, franchising, news director, and business start-up, and the organization of public companies. He speaks, reads and writes Scandinavian languages and is an experienced motivational speaker and conductor of public seminars, as well as a very active member of the New Mexico Mounted Patrol.

     Dr. Reed Jensen. is a one of our Directors, and the sole Director of our second subsidiary, Renewable Energy Corporation.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1998 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

                        ITEM 10.  EXECUTIVE COMPENSATION.

     The Officers and Directors of Solar Energy Limited serve without compensation at this time. No plan of compensation has been adopted or is under consideration at this time. None of the Directors currently receives, or has ever received, any salary from the Company in their capacities as such, and none are expected to be compensated in their capacities as such. No officers are expected to receive any compensation for their services. No officers or directors are under an employment contract with the Company. Each Officer presently devotes an insubstantial amount of time to the affairs of the Company. The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans.

     The Officers and Directors of the HAT Operating subsidiary are compensated for their time on an hourly wage basis. The only full-time person is Dr. Prueitt, whose compensation is set at $35.00 per hour. Compensation is not specifically for duties as Officers and Directors as such, but generally for participation in all their activities of the Operating Subsidiary.

     Dr. Reed Jensen is the only officer/employee of RECO. He is its founder. He receives no compensation at this time. 150,000 shares have been reserved for employees of RECO, to be issued, if at all, pursuant to a plan not yet developed. No plan will be developed until commercially viable products are developed, and until this subsidiary achieves profitability.

     We issued a total of 700,400 shares to or for HAT. We are required to issue to or for HAT one additional share for each $2.00 of earnings generated by HAT, as determined by Generally Accepted Accounting Principles (GAAP) to a maximum of 3,502,000 additional investment shares. There have not been revenues to date, so that no further issuances have been made to or for HAT. There is no indication when or if these shares or any of them will be earned.

     This discussion is complicated by those internal arrangements among the HAT shareholders, and their Hydro-Air Founders LLC. The HAT Founders LLC is a kind of trust arrangement for the shares issued to it and the shares which may become issuable to it, when and if HAT produces earnings. Their Founders Agreement sets up a formula for distribution in proportion to their continuing participation. Please see Item 7, next following, for more information and for citation to the appropriate exhibits provided with this filing. In order to determine how the HAT founders would distribute their Founders Agreement shares, the computation would include factors such as hours and other participation not yet ascertainable.

     Since it is impossible to determine whether or whom shares may be issued in the future, no tabular presentation of these multiple contingencies is practicable, except to show the amount issued, that maximum amount which could be issued, and the distribution by percentages of those shares, assuming the maximum issuance, as follows:

HAT Shareholder               Issued      %  If Issued
------------------------------------------------------
Melvin L. Prueitt              67,239    10    350,200
David Jones                    33,619     5    175,100
Stanley D. Prueitt             33,619     5    175,100
Leslie Speir                   33,619     5    175,100
Dana Hansen and Linda Hansen   14,008     2     70,040
Ara Lee Stevens                 5,603     1     35,020
Baycove Investments, Inc.     140,080    20    700,400
Hydro-Air Founders, LLC       372,613    53  1,856,060
 Total HAT                    700,400   100  3,502,000
======================================================

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of Issuer's knowledge and belief the following disclosure presents, as of the date of this Report, December 31, 1998 and 1999, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Issuer, known to or discoverable by Issuer, and the total security ownership of all persons, entities and groups, known to or discoverable by Issuer, to be the beneficial owner or owners of more than five percent of any voting class of Issuer's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. Issuer has only one class of stock, issued and outstanding, namely Common Voting Equity Shares. Please see Notes following Tables A and B.

                                     TABLE A
               CERTAIN BENEFICIAL OWNERS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner   Share                Share
                                        Ownership         %  Attribution        %
---------------------------------------------------------------------------------
Hydro-Air Founders (1)                      90,653     0.69      700,400     5.37
1177 West Hastings #1818
Vancouver BC V6E 2K3
---------------------------------------------------------------------------------
Givigest Fiduciaria SA                     800,000     6.13                  0.00
Corso Elvezia 4
6900 Lugano Switzerland
---------------------------------------------------------------------------------
Diane Poole (2)                            100,000     0.77      940,000     7.20
1177 West Hastings #1818
Vancouver BC V6E 2K3
---------------------------------------------------------------------------------
Baycove Investments, Ltd. (2)              490,000     3.75      940,000     7.20
1177 West Hastings #1818
Vancouver BC V6E 2K3
---------------------------------------------------------------------------------
Baycove Capital Corp. (2)                  350,000     2.68      940,000     7.20
1177 West Hastings #1818
Vancouver BC V6E 2K3
Total Shares Issued and Outstanding     13,053,911   100.00   13,053,911   100.00
=================================================================================

             The Remainder of this Page is Intentionally left Blank

                                     TABLE B
                             OFFICERS AND DIRECTORS

 Name and Address of Beneficial Owner              Share                Share
                                                   Ownership         %  Attribution        %
--------------------------------------------------------------------------------------------
Dr. Melvin L. Prueitt (1)                              67,239     0.52      700,400     5.37
146A Estagate Drive
Los Alamos, New Mexico, 87544  Chairman/Director
--------------------------------------------------------------------------------------------
Joel S. Dumaresq                                       20,000     0.15       20,000     0.00
#5 - 4360 Agar Drive
Richmond BC V7B 1A3   President/Director
--------------------------------------------------------------------------------------------
Norman Wareham   Secretary-Treasurer/Director             -0-     0.00          -0-     0.00
1177 West Hastings #1818
Vancouver BC V6E 2K3
--------------------------------------------------------------------------------------------
David M. Jones (1)                                     33,619     0.26      700,400     5.37
146A Estagate Drive
Los Alamos, New Mexico, 87544  Director
--------------------------------------------------------------------------------------------
Dr. Reed Jensen                                       350,000     2.68
146A Estagate Drive
Los Alamos, New Mexico, 87544  Director
--------------------------------------------------------------------------------------------
Leslie Speir (1)                                       33,619     0.26      700,400     5.37
1177 West Hastings #1818
Vancouver BC V6E 2K3   Director Subsidiary HAT
--------------------------------------------------------------------------------------------
Stanley Prueitt (1)                                    33,619     0.26      700,400     5.37
1177 West Hastings #1818
Vancouver BC V6E 2K3   Director Subsidiary Hat
--------------------------------------------------------------------------------------------
Officers and Directors as a Group                     538,096     4.12                  0.00
--------------------------------------------------------------------------------------------
Total Shares Issued and Outstanding                13,053,911   100.00   13,053,911   100.00
============================================================================================

(1) The Founders of HAT are the interested persons in the Hydro-Air Founders. In addition to displaying the actual shares of each, the total of all is shown as attributed to each. Please see Item 7, Relationships and Transactions, for more information and disclosure.

(2) Rene Poole is the managing Director of the two Baycove entities. Diane Poole is Rene Poole's daughter. These shareholders report that they are a single group of related shareholders.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The founders of HAT are interested persons in the Hydro-Air Founders, LLC, an entity created by the founders of HAT to determine the ultimate and phased distribution of shares issued and to be issued to HAT for its acquisition by this Issuer. Exhibit 6.3, the Founders Agreement, sets forth the terms and basis for the calculations, and identifies the individuals included in the class of Hydro-Air Founders.

     Founders  Agreement. Pursuant to that certain Founders Agreement,  David F.
     -------------------
Jones, Melvin L. Prueitt, Stanley Prueitt, and Leslie Speir (individually referred to by name or as a "HAT Shareholder," and collectively referred to as "HAT Shareholders") and Hydro-Air Technologies, Inc., ("HAT") a New Mexico corporation (Corporation") agreed to a plan of organization, management and funding for the HAT and for ownership of their interest in the Solar Energy Limited. The sum and substance of this agreement is that the "Founders Shares", that is the shares issued to Hydro-Air Founders, LLC, would be distributed to the Founders according to a formula keyed to their future participation, measured by hours, and by specific kinds of tasks. This Founders agreement is internal to the Founders of HAT and does not further concern Solar Energy
Limited,  this  registering  corporation.

     We issued a total of 700,400 shares to or for Hat. We are required to issue to or for HAT one additional share for each $2.00 of earnings generated by HAT, as determined by Generally Accepted Accounting Principles (GAAP) to a maximum of 3,502,000 additional investment shares. There have not been revenues to date, so that no further issuances have been made to or for HAT. There is no indication when or if these shares or any of them will be earned.

     Voting  Trust  Agreement. The HAT shareholders also created a Voting Trust,
     -------------------------
to hold and manage the shares covered by their Founders Agreement. This agreement is also internal to the Founders and Shareholders of HAT, and does not further concern Solar Energy Limited.

      Stock  Restriction  Agreement. The HAT shareholders also created a private
      ------------------------------
stock restriction agreement, to limit the ability, as between the Founders and Shareholders, to resell the shares of stock issued to them, in connection with the acquisition of HAT by Solar Energy Limited.

     The Founders Agreement, the Voting Agreement, and the Stock Restriction Agreement effectively precede the acquisition by us of HAT. We are not a party to these internal agreements of the HAT Founders and Shareholders.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

     Each Exhibit is filed under an Exhibit Cover-page, and indexed by the Exhibit Number, Description, and sequential page number of this Report.
--------------------------------------------------------------------------------
                                           Page
       Exhibit      Table Category  /  Description of Exhibit             Number
--------------------------------------------------------------------------------
      [2]   PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
--------------------------------------------------------------------------------
                                   SUCCESSION
--------------------------------------------------------------------------------
        2.1     Articles of Merger and Plan of Reorganization                 16
--------------------------------------------------------------------------------
                   [3]   ARTICLES OF INCORPORATION AND BY-LAWS
--------------------------------------------------------------------------------
        3.1     ARTICLES OF INCORPORATION                                     37
        3.2     BY-LAWS                                                       39
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
F-1 Audited  Financial  Statements for the years ended December 31, 1998 and
1997                                                                          48
================================================================================

                 SUPPLEMENTARY INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY
                REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT.

     No  annual  report  or  proxy  material  has been sent to security holders.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)

Dated:  March  15,  2000


_________/S/_________         ________/S/______
Dr. Melvin L. Prueitt         Joel S. Dumaresq
Chairman/Director             President/Director

_______/S/______              _______/S/_______
Norman Wareham                David M. Jones
Secretary/Treasurer/Director  Director

       _________/S/_______
        Dr.  Reed  Jensen
            Director

--------------------------------------------------------------------------------
                                   EXHIBIT 2.1

                ARTICLES OF MERGER AND PLAN OF REORGANIZATION 3.1
--------------------------------------------------------------------------------

                     PLAN OF REORGANIZATION AND ACQUISITION

     PLAN  OF  REORGANIZATION  AND  ACQUISITION
     SOLAR/HAT
     FEBRUARY  1,  1998  PAGE  86



                                    BY WHICH
                              SOLAR ENERGY LIMITED
                            (A DELAWARE CORPORATION)
                                  SHALL ACQUIRE
                          HYDRO-AIR TECHNOLOGIES, INC.
                           (A NEW MEXICO CORPORATION)
                    BY MERGER WITH A WHOLLY-OWNED SUBSIDIARY

     THIS PLAN OF REORGANIZATION AND ACQUISITION is made and dated this day of February 1, 1998, by and between the above referenced corporations, and shall become effective on "the Effective Date" as defined herein.


                           I.  THE INTERESTED PARTIES

     A.  THE  PARTIES  TO  THIS  PLAN

     1. SOLAR ENERGY LIMITED ("Solar"), 1177 W. Hastings, Vancouver BC V6E 2K3, a Delaware Corporation, was duly incorporated in Delaware on July 24, 1997.

     2. HYDRO-AIR TECHNOLOGIES, INC. ("HAT"), 161 Cascabel, Los Alamos NM 87544, was duly incorporated in New Mexico, on June 18, 1997.

     3. NEWCO ("NewCo"), 146 A Eastgate, Los Alamos, New Mexico 87544, is or is to be a wholly-owned subsidiary of Solar, organized or being organized under the laws of New Mexico.


                                  II.  RECITALS

     A.  THE  CAPITAL  OF  THE  PARTIES:

     1. THE CAPITAL OF SOLAR consists of 50,000,000 shares of common voting stock of $.0001 par value authorized, of which 1,278,000 shares are issued and outstanding and no shares are held in treasury. All outstanding shares of Solar Common Stock have been duly issued and are validly outstanding, fully paid and nonassessable. There are no Rights authorized, issued or outstanding with respect to the capital stock of Solar. None of the shares of Solar's capital stock has been issued in violation of the preemptive rights of any person.

     2. THE CAPITAL OF HAT consists of 250,000 shares of common voting stock of $.01 par value authorized, of which 125,000 shares are issued and outstanding among a limited number of shareholders. All outstanding shares of capital stock have been duly issued and are validly outstanding, fully paid and nonassessable. The shares of Common Stock to be issued in connection with the Reorganization contemplated herein shall have been duly authorized and, when issued in accordance with the terms of this Reorganization Agreement and will be validly issued, fully paid and nonassessable.

     3. THE CAPITAL OF NEWCO consists or shall consist of 100,000 shares of common stock, no par value, of which 100,000 shares are or shall be issued and outstanding and no shares are held in treasury. All outstanding shares of NewCo Common Stock have or shall have been duly issued and validly outstanding, fully paid and nonassessable as of the effective date hereof. There are and shall be no Rights authorized, issued or outstanding with respect to the capital stock of NewCo, all shares being owned by Solar. None of the shares of NewCo's capital stock has or shall have been issued in violation of the preemptive rights of any person.

     B. THE BACKGROUND FOR THE ACQUISITION: Solar desires to acquire HAT and the shareholders of HAT wish to be acquired by a public company in order to attract necessary capital for development of its HARPS technology. The HAT Shareholders want Solar, a public company, to acquire HAT in order to attract the capital necessary for the development of HAT's HARPS technology. The boards of directors of Solar and HAT have approved the acquisition of HAT by Solar through the creation of NewCo by Solar and the merger of NewCo into HAT ("Merger"). For federal income tax purposes, it is intended that the Merger qualify as a reorganization within the meaning of Section 368 of the Code.

     C. THE BOARDS OF DIRECTORS of both Corporations respectively have determined that it is advisable and in the best interests of each of them and both of them to proceed with the acquisition by the Delaware Corporation, in accordance with IRS ' 368 and pursuant to this Plan of Reorganization and Acquisition.

     D. THE SHAREHOLDERS OF SOLAR, the Delaware corporation, having met on December 17, at a meeting of shareholders, duly called upon notice, approved the acquisition, by affirmative vote 24,339,750, abstaining 1250 votes, and against 13,750, there being a total issued and outstanding of 24,451,250, and 24,354,750 shares present and voting, this agreement was approved and adopted by the Board of Directors of Solar in a manner consistent with the laws of Delaware and the constituent documents of the Solar.

     E. APPROVAL BY HAT. HAT has all requisite corporate power and authority to enter into and perform all of its obligations under this Reorganization Agreement. Except as Previously Disclosed, the execution and delivery of this Reorganization Agreement and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate action in respect thereof on the part of HAT, in accordance with the laws of New Mexico and the constituent documents of HAT.

                            III.  PLAN OF ACQUISITION

     A. Reorganization and Acquisition: The Delaware corporation and the New Mexico corporation shall be reorganized, and Solar shall acquire HAT, in the following manner and sequence:

     1. MERGER OF NEWCO INTO HAT. As of the effective date hereof, NewCo shall be merged with and into HAT, such that HAT shall survive the Merger without interruption and NewCo shall cease to exist as an entity separate and apart from HAT as its successor for all purposes.

     2. ACQUISITION OF HAT BY SOLAR. Immediately following the Merger of NewCo into HAT, Solar shall acquire, or shall be deemed to have acquired,all capital stock of HAT, and HAT (the New Mexico Corporation surviving the Merger with NewCo) shall be, become and remain, a wholly-owned subsidiary of Solar, the public Delaware corporation.

     B. EFFECTIVE DATE AND CLOSING: This Plan of Reorganization and Acquisition shall become effective immediately upon approval and adoption by the parties hereto, in the manner provided by the law of the places of incorporation and constituent corporate documents, and the time of such effectiveness shall be called the effective date hereof. Closing shall occur on the effective date. Following Closing, Solar shall cause Articles of Merger and/or Share Exchange, or the appropriate equivalent thereof in Delaware and in New Mexico, as provided by the corporate laws of each State. The following provisions more specifically define the conditions precedent to Closing.

     A. Conditions Precedent of Solar, HAT and New Corporation. The respective obligations of the parties to effect the Merger shall be subject to satisfaction or waiver of the following conditions at or prior to the Closing
Date:

          1. All corporate action necessary to authorize the execution, delivery and performance of this Reorganization Agreement and consummation of the transactions contemplated hereby and thereby shall have been duly and validly taken.

          2. The parties hereto shall have received all regulatory approvals required or mutually deemed necessary in connection with the transactions contemplated by this Reorganization Agreement, all notice periods and waiting periods required after the granting of any such approvals shall have passed and all conditions contained in any such approval required to have been satisfied prior to consummation of such transactions shall have been satisfied.

     B. Conditions Precedent of Solar and New Corporation. The obligations of Solar and New Corporation to effect the Merger shall be subject to satisfaction of the following additional conditions:

          1. The representations and warranties of HAT shall be true and correct in all material respects as of the date of this Reorganization Agreement and as of the Closing Date as though made on and as of the Closing Date (or on the date when made in the case of any representation and warranty which specifically relates to an earlier date), except as otherwise contemplated by this Reorganization Agreement or consented to in writing by New Corporation.

          2. HAT shall have in all material respects performed all obligations and complied with all covenants required by this Reorganization Agreement.

     C. Conditions Precedent of HAT. The obligations of HAT to effect the Merger shall be subject to satisfaction of the following additional conditions:

          1. The representations and warranties of Solar and New Corporation shall be true and correct in all material respects as of the date of this Reorganization Agreement and as of the Closing Date as though made on and as of the Closing Date (or on the date when made in the case of any representation and warranty which specifically relates to an earlier date), except as otherwise contemplated by this Reorganization Agreement or consented to in writing by HAT.

          2. Solar, New Corporation and their subsidiaries shall have in all material respects performed all obligations and complied with all covenants required by this Reorganization Agreement and the Agreement of Merger.


     C. SURVIVING CORPORATION: Both the Solar and HAT corporations shall survive the Reorganization herein contemplated and shall continue to be governed by the laws of their respective State of Incorporation; but NewCo, having merged into HAT immediately preceding the effective acquisition of HAT by Solar, NewCo shall not survive this Reorganization.

     Rights of Dissenting Shareholders: HAT shall be responsible for the for the rights of dissenting shareholders, as between NewCo and HAT, pursuant to the laws of New Mexico, if any there be, and Solar shall be responsible for the rights of dissenting shareholders in any and all respects pursuant to the laws of Delaware.

     a. Service of Process in Delaware: the Resulting Corporation may be served with process in Delaware in any proceeding for the enforcement of the rights of a dissenting shareholder, if any, pursuant to any extent required by the laws thereof. The President of the Nevada corporation hereby irrevocably appoints the Secretary of State of Delaware as agent to accept service of process for the Nevada corporation with respect to any such proceeding to the extent required by the laws thereof.

     b. Agent for Mailing Process to the New Mexico corporation: Both Corporations hereby further comply with the laws of Delaware by designating a person to whom process served upon the Secretary of that State may be forwarded and mailed: William Stocker, Special Counsel for Service of Process, P.O. Box 4980, Laguna Beach CA 92652.

     D. SURVIVING ARTICLES OF INCORPORATION: The Articles of Incorporation of Solar and HAT shall remain in full force and effect, unchanged.

     E. SURVIVING BY-LAWS: The By-Laws of HAT and Solar shall remain in full force and effect, unchanged

     F. CONVERSION OF OUTSTANDING STOCK: Solar and HAT Shareholders desire to create an orderly process for the issuance and progressive release of common stock to or for the benefit of the HAT Shareholders. The HAT Shareholders will receive subject to this Reorganization Agreement, in the aggregate, shares of Solar equal to 40% of the resulting total issued and outstanding stock of Solar, on a fully-diluted basis, following certain designated capital formation stages. However, the total number of Solar shares which will be issued to the HAT Shareholders to meet this obligation is undeterminable at this time. Accordingly, each and every share of HAT shall be converted into new investment shares of Solar in accordance with a formula and arrangement as follows.

     1. FORTHWITH upon the effective consummation of the Acquisition of HAT by Solar, Solar shall issue to the HAT Shareholders 20% of 40% of the shares of Solar outstanding at that time, being 8% of 1,278,000 shares, or 102,240 shares of the common stock of Solar.

     2. THE REMAINING 80% of 40% will be issued as provided in this paragraph. Solar will issue and distribute to HAT Shareholders additional new investment shares of Solar in phases based on the following formula: one share of Solar stock for each $1.50 US (One U.S. Dollar and Fifty Cents) of earnings generated by HAT, as determined by Generally Accepted Accounting Principles (GAAP) as provided in the offer.

     3. THE CERTAIN DESIGNATED CAPITAL FORMATION STAGES are identified as placements to investors, if and when placed, as follows:

      (a) A further 10,000,000 shares at $0.10 shares to be offered and issued pursuant to Rule 504;

      (b) A further 2,000,000 at $0.50 shares to be offered and pursuant to Rule 505 or 506 of Regulation D; and, finally

      (c) Solar will employ its best efforts to place an additional 1,000,000 shares at not less than $2.00 per share.

      (d) As to matters between Solar and HAT, as Parent and Subsidiary, following and not affecting closing of this transaction, the parties have made certain other internal commitments, by separate written agreement of even date herewith. That certain Agreement is entitled Plan Of Internal Structure and Funding.

     G. FURTHER ASSURANCE, GOOD FAITH AND FAIR DEALING: the Directors of each Company shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and to do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein; and both companies covenant expressly hereby to deal fairly and in good faith with each other and each others shareholders.


                  IV.  REPRESENTATIONS AND WARRANTIES OF SOLAR.

Solar hereby represents and warrants to NewCo, HAT and HAT Shareholders as follows:

     A. Capital Structure of Solar. The authorized capital stock of Solar consists of 50,000,000 shares of common voting stock, $.0001 par value ("Solar Common Stock"), of which 1,278,000 shares are issued and outstanding and no shares are held in treasury. All outstanding shares of Solar Common Stock have been duly issued and are validly outstanding, fully paid and nonassessable. There are no Rights authorized, issued or outstanding with respect to the capital stock of Solar. None of the shares of Solar's capital stock has been issued in violation of the preemptive rights of any person.

     B. Organization, Standing and Authority of Solar. Solar is a duly organized corporation, validly existing and in good standing under the laws of the State of Delaware with full corporate power and authority to carry on its business as now conducted and is duly qualified to do business in the states of the United States and foreign jurisdictions where its ownership or leasing of property or the conduct of its business requires such qualification and where failure to so qualify would have a material adverse effect on the financial condition, results of operations, business or prospects of Solar on a consolidated basis.

     C.     Authorized  and  Effective  Agreement.

          1. Solar has all requisite corporate power and authority to enter into and perform all of its obligations under this Reorganization Agreement. The execution and delivery of this Reorganization Agreement, and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate action in respect thereof on the part of Solar.

          2. This Reorganization Agreement constitutes a legal, valid and binding obligation of Solar, enforceable against it in accordance with its terms, subject as to enforceability, to bankruptcy, insolvency and other laws of general applicability relating to or affecting creditors' rights and to general equity principles. Solar is not required to file Quarterly, Annual or Current reports, pursuant to any provision of the Securities Exchange Act of 1934, and is not in default of any filing requirement required by the Securities Laws. Solar Energy's public disclosure documents are reasonably current with respect to Rule 15c2-11 adopted by the Securities and Exchange Commission, provided that this transaction has not yet been reported, and shall be reported following the consummation hereof.

          3. Neither the execution and delivery of this Reorganization Agreement in the case of Solar, nor consummation of the transactions contemplated hereby or thereby, nor compliance by Solar with any of the provisions hereof or thereof shall (i) conflict with or result in a breach of any provision of the articles, charter, code of regulations or by-laws of Solar or any Solar Subsidiary, (ii) constitute or result in a breach of any term, condition or provision of, or constitute a default under, or give rise to any right of termination, cancellation or acceleration with respect to, or result in the creation of any lien, charge or encumbrance upon any property or asset of Solar or any Solar Subsidiary pursuant to, any note, bond, mortgage, indenture, license, agreement or other instrument or obligation, or (iii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to Solar or any Solar Subsidiary.

                  V.  REPRESENTATIONS AND WARRANTIES OF NEWCO.

     NewCo  hereby  represents  and  warrants  to  HAT  and  Solar  as  follows:

     A. Capital Structure of NewCo. The authorized capital stock of NewCo consists of 100,000 shares of common stock, no par value ("NewCo Common Stock"), of which 100,000 shares are issued and outstanding and no shares are held in treasury. All outstanding shares of NewCo Common Stock have been duly issued and are validly outstanding, fully paid and nonassessable. There are no Rights authorized, issued or outstanding with respect to the capital stock of NewCo except as Previously Disclosed. None of the shares of NewCo's capital stock has been issued in violation of the preemptive rights of any person.

     B. Organization, Standing and Authority of NewCo. NewCo is a duly organized corporation, validly existing and in good standing under the laws of the State of New Mexico with full corporate power and authority to carry on its business.

     C. No NewCo Subsidiaries. NewCo does not own, directly or indirectly, any outstanding capital stock or other voting securities of any corporation or other organization except for Solar.

     D.     Authorized  and  Effective  Agreement.

          1. NewCo has all requisite corporate power and authority to enter into and perform all of its obligations under this Reorganization Agreement. The execution and delivery of this Reorganization Agreement and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate action in respect thereof on the part of NewCo.

          2. This Reorganization Agreement constitutes a legal, valid and binding obligations of NewCo, enforceable against it in accordance with its terms, subject as to enforceability, to bankruptcy, insolvency and other laws of general applicability relating to or affecting creditors' rights and to general equity principles.

          3. Neither the execution and delivery of this Reorganization Agreement, in the case of NewCo, nor consummation of the transactions contemplated hereby or thereby, nor compliance by NewCo with any of the provisions hereof or thereof shall (i) conflict with or result in a breach of any provision of the articles, charter, code of regulations or by-laws of NewCo,
(ii) constitute or result in a breach of any term, condition or provision of, or constitute a default under, or give rise to any right of termination, cancellation or acceleration with respect to, or result in the creation of any lien, charge or encumbrance upon any property or asset of NewCo pursuant to, any note, bond, mortgage, indenture, license, agreement or other instrument or obligation, or (iii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to NewCo or any NewCo Subsidiary.

                   VI.  REPRESENTATIONS AND WARRANTIES OF HAT.

HAT  hereby  represents  and  warrants  to  NewCo  and  Solar  as  follows:

     A. Capital Structure of HAT. The capital of HAT consists of 250,000 authorized shares of no par value common voting stock, of which 100,000 shares are issued and outstanding. All outstanding shares of capital stock have been duly issued and are validly outstanding, fully paid and nonassessable. The shares of Common Stock to be issued in connection with the Merger have been duly authorized and, when issued in accordance with the terms of this Reorganization Agreement and will be validly issued, fully paid and nonassessable.

     B. Organization, Standing and Authority of HAT. HAT is a duly organized corporation, validly existing and in good standing under the laws of the State of New Mexico, with full corporate power and authority to carry on its business.

     C.     Authorized  and  Effective  Agreement.

          1. HAT has all requisite corporate power and authority to enter into and perform all of its obligations under this Reorganization Agreement. Except as Previously Disclosed, the execution and delivery of this Reorganization Agreement and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate action in respect thereof on the part of HAT.

          2. Except as Previously Disclosed, this Reorganization Agreement constitutes a legal, valid and binding obligations of HAT, enforceable in accordance with its respective terms subject, as to enforceability, to bankruptcy, insolvency and other laws of general applicability relating to or affecting creditors' rights and to general equity principles.

          3. Neither the execution and delivery of this Reorganization Agreement nor consummation of the transactions contemplated hereby or thereby, nor compliance by HAT with any of the provisions hereof or thereof shall (i) conflict with or result in a breach of any provision of the articles or by-laws of HAT, (ii) constitute or result in a breach of any term, condition or provision of, or constitute a default under, or give rise to any right of termination, cancellation or acceleration with respect to, or result in the creation of any lien, charge or encumbrance upon any property or asset of HAT pursuant to, any note, bond, mortgage, indenture, license, agreement or other instrument or obligation, or (iii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to HAT.


                    VII.  TERMINATION, WAIVER AND AMENDMENT.

     A. Termination. This Reorganization Agreement and the Agreement of Merger may be terminated:

1. At any time on or prior to the Effective Date, by the mutual consent in writing of the parties hereto.

2. At any time on or prior to the Closing Date, by HAT in writing, if Solar, New Corporation or any Solar or New Corporation Subsidiary has, or by Solar or New
Corporation in writing, if HAT has, in any material respect, breached (i) any covenant or agreement contained herein or in the Agreement of Merger or (ii) any representation or warranty contained herein, and in either case if such breach has not been cured by the earlier of 30 days after the date on which written notice of such breach is given to the party committing such breach or the Closing Date.

3. On the Closing Date, by any party hereto in writing, if any of the conditions precedent set forth above with respect to such party have not been satisfied or fulfilled.

B. Effect of Termination. In the event this Reorganization Agreement and the Agreement of Merger are terminated, this Agreement and the Agreement of Merger shall become void and have no effect, except that (i) the provisions relating to confidentiality and expenses shall survive any such termination and (ii) a termination shall not relieve the breaching party from liability for an uncured willful breach of such covenant or agreement giving rise to such termination.

C. Survival of Representations, Warranties and Covenants. All representations, warranties and covenants in this Reorganization Agreement and the Agreement of Merger or in any instrument delivered pursuant hereto or thereto shall expire on, and be terminated and extinguished at, the Effective Date other than covenants that by their terms are to survive or be performed after the Effective Date, provided that no such representations, warranties or covenants shall be deemed to be terminated or extinguished so as to deprive HAT, Solar or New Corporation (or any director, officer or controlling person thereof) of any defense in law or equity which otherwise would be available against the claims of any person, including, without limitation, any shareholder or former shareholder of either HAT, Solar or New Corporation, the aforesaid representations, warranties and covenants being material inducements to the consummation by HAT and New Corporation of the transactions contemplated herein.

D. Amendment or Supplement. This Reorganization Agreement may be amended or supplemented at any time by mutual agreement of the parties hereto.

     A.  MISCELLANEOUS  PROVISIONS

     A. Expenses. Each party hereto shall bear and pay all costs and expenses incurred by it in connection with the transactions contemplated in this Reorganization Agreement, including fees and expenses of its own financial consultants, accountants and counsel.

     B. Entire Agreement. This Reorganization Agreement and Agreement of Merger contain the entire agreement between the parties with respect to the transactions contemplated hereunder and thereunder and supersede all prior arrangements or understandings with respect thereto, written or oral, other than documents referred to herein or therein, as to all matters affecting closing. As to matters between Solar and HAT, as Parent and Subsidiary, following and not affecting closing of this transaction, the parties have made certain other internal commitments, by separate written agreement of even date herewith. That certain Agreement is entitled Plan Of Internal Structure and Funding. The terms and conditions of this Reorganization Agreement and the Agreement of Merger shall inure to the benefit of and be binding upon the parties hereto and thereto and their respective successors. Nothing in this Reorganization Agreement or the Agreement of Merger, expressed or implied, is intended to confer upon any party, other than the parties hereto and thereto, and their respective successors, any rights, remedies, obligations or liabilities.

     C. No Assignment. No party hereto may assign any of its rights or obligations under this Reorganization Agreement to any other person.

     D. Notices. All notices or other communications which are required or permitted hereunder shall be in writing and sufficient if delivered personally or sent by facsimile transmission or overnight express or by registered or certified mail, postage prepaid, addressed as follows:

If  to  New  Corporation:
                    New  Corporation
          146  A  Eastgate
          Los  Alamos,  New  Mexico  87544

If  to  Solar:
                    Solar  Energy  Limited
                    1177  W.  Hastings
                    Vancouver,  British  Columbia  V6E2K3

If  to  HAT:
     Hydro  Air  Technologies,  Inc.
          146  A  Eastgate
          Los  Alamos,  New  Mexico  87544

     E. Captions. The captions contained in this Reorganization Agreement are for reference purposes only and are not part of this Reorganization Agreement.

     F. Counterparts. This Reorganization Agreement may be executed in any number of counterparts, and each such counterpart shall be deemed to be an original instrument, but all such counterparts together shall constitute but one agreement.

     G. Governing Law. The parties acknowledge that both they and their counsel have reviewed and revised this agreement and that the normal rule of construction shall not be applied to cause the resolution of any ambiguities against any party presumptively. This Reorganization Agreement shall be governed by and construed in accordance with the laws of the State of New Mexico applicable to agreements made and entirely to be performed within such jurisdiction, except to the extent federal law may be applicable, and except to the extent that the laws of Delaware may take precedence as a matter of Delaware Corporate Law.

     H. Arbitration. The Parties to this agreement have no wish to engage in costly or lengthy litigation with each other. Accordingly, any and all disputes which the parties cannot resolve by agreement or mediation, shall be submitted to binding arbitration under the rules and auspices of the American Arbitration Association, as a further incentive to avoid disputes, each party shall bear its own costs, with respect thereto, and with respect to any proceedings in any court brought to enforce or overturn any arbitration award. This provision is expressly intended to discourage litigation and to encourage orderly, timely and economical resolution of any disputes which may occur.

     I. Severability. If any provision of this Letter Agreement or the application thereof to any person or situation shall be held invalid or unenforceable, the remainder of the Agreement and the application of such provision to other persons or situations shall not be effected thereby but shall continue valid and enforceable to the fullest extent permitted by law.

     J. Waiver. No waiver by any party of any occurrence or provision hereof shall be deemed a waiver of any other occurrence or provision.


              The remainder of this page intentionally left blank.

                                    EXECUTION

     This Plan of Reorganization and Merger is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

HYDRO-AIR  TECHNOLOGIES,  INC.     SOLAR  ENERGY  LIMITED
(A  NEW  MEXICO  CORPORATION)      (A  DELAWARE  CORPORATION)

       by                                      by
_____/s/__________                    ________/s/_______
Melvin  L.  Prueitt                   Joel  M.  Dumaresq
President                                President





_________/s/________                   _____/s/________
Stanley  D.  Prueitt                   Norman  Wareham
Secretary                                 Secretary

                              ADDITIONAL EXECUTION

_________/s/_____________            _________/s/________
Melvin  L.  Prueitt                     David  Jones


_____/s/_______        _______/s/_______
Leslie  Speir          Stanley  Prueitt

______/s/_____       ______/s/______
Dana  Hanson          Linda  Hanson


Hydro-Air  Founders,  LLC


By_______/s/__________          ______/s/______
    Melvin  L.  Prueitt          Ora  Stevens
    Manager


Baycove  Investments,  Inc.

      /s/
By_______________________
    Nelson  Skalbania

--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

                            ARTICLES OF INCORPORATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          CERTIFICATE OF INCORPORATION
                                       OF

                              Solar Energy Limited
--------------------------------------------------------------------------------

     FIRST,  The  name  of  this  corporation  is  Solar  Energy  Limited.

     SECOND: Its registered office in the State of Delaware is to be located at 1313 N. Market Street, Wilmington DE 19801-1151, County of New Castle. The registered agent in charge thereof is The Company Corporation, address "same as above."

     THIRD: The nature of the business and, the objects and purposes proposed to be transacted, promoted and carried on, are to do any or all the things herein mentioned as fully and to the same extent as natural persons might or could do, and in any part of the world, vis:

     The purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

     FOURTH: The amount of the total authorized capital stock of this corporation is divided into 50,000,000 shares of stock at .0001 par value.

     FIFTH:  The  name  and  mailing  address of the incorporator is as follows:

     Regina  Cephas,  131  N.  Market  St.,  Wilmington  DE  19801-1151.

     SIXTH: The Directors shall have power to make and to alter or amend the By-Laws; to fix the amount to be reserved as working capital, and to authorize and cause to be executed, mortgages and liens without limit as to the amount, upon the property and franchise of the Corporation.

     With the consent in writing, and pursuant to a vote of the holders of a majority of the capital stock issued and outstanding, the Directors shall have the authority to dispose, in any manner, of the whole property of this corporation.

     The By-Laws shall determine whether and to what extent the accounts and books of this corporation, or any of them shall be open to the inspection of the stockholder; and no stockholder shall have any right of inspecting any account, or book or document of this Corporation, except as conferred by the law of the By-Laws, or by resolution of the stockholders.

     The stockholders and directors shall have power to hold their meetings and keep the books, documents and papers of the Corporation outside of the State of Delaware, at such places as may be from time to time designated by the By-Laws or by resolution of the stockholders or directors, except as otherwise required by the laws of Delaware.

     SEVENTH: Directors of the corporation shall not be liable to either the corporation or its stockholders for monetary damages for a breach involves: (1) a director's duty of loyalty to the corporation of its stockholders; (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (3) liability for unlawful payments of dividends or unlawful stock purchase or redemption by the corporation; or (4) a transaction from which the director derived an improper personal benefit.

     I, THE UNDERSIGNED, for the purpose of forming a corporation under the laws of the State of Delaware, make, file and record this Certificate and do certify that the facts herein are true; and I have accordingly hereunto set my hand.


DATED:  July  24,  1997                                        /s/
                                                ------------------
                                               Regina  Cephas

--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

                                     BY-LAWS
--------------------------------------------------------------------------------



                                     BY-LAWS
                                       OF
                              SOLAR ENERGY, LIMITED

                               ARTICLE I - OFFICES
                               -------------------

1.     REGISTERED  OFFICE  AND  AGENT

     The  registered  office  of  the  corporation  shall  be  maintained  at

     112C  Longview  Drive
     Los  Alamos,  NM  87544

     The registered office or the registered agent, or both, may be changed by resolution of the board of directors, upon filing the statement required by law.

2.     PRINCIPAL  OFFICE

     The  principal  office  of  the  corporation  shall  be  at

     112C  Longview  Drive
     Los  Alamos,  NM  87544


provided that the board of directors shall have power to change the location of the principal office in its discretion.

3.     OTHER  OFFICES

     The corporation may also maintain other offices at such places within or without the State of Delaware as the board of directors may from time to time appoint or as the business of the corporation may require.

                            ARTICLE II - SHAREHOLDERS
                            -------------------------

1.     PLACE  OF  MEETING

     All meetings of shareholders, both regular and special, shall be held either at the principal office of the corporation in Delaware or at such other places, either within or without the state, as shall be designated in the notice of the meeting.

2.     ANNUAL  MEETING

     The annual meeting of shareholders for the election of directors and for the transaction of all other business which may come before the meeting shall be held on the 15th day of April in each year (if not a legal holiday and, if a legal holiday, then on the next business day following) at the hour specified in the notice of meeting.

     If the election of directors shall not be held on the day above designated for the annual meeting, the board of directors shall cause the election to be held as soon thereafter as conveniently may be at a special meeting of the shareholders called for the purpose of holding such election.

     The annual meeting of shareholders may beheld for any other purpose in addition to the election of directors which may be specified in a notice of such meeting. The meeting may be called by resolution of the board of directors or by a writing filed with the secretary signed either by a majority of the directors or by shareholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote at any such meeting.

3.     NOTICE  OF  SHAREHOLDERS'  MEETING

     A written or printed notice stating the place, day and hour of the meeting, and in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) more than fifty (50) days before the date of the meeting, either personally or by mail, by or at the direction of the president, secretary or the officer or person calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the share transfer books of the corporation, with postage thereon prepaid.

4.     VOTING  OF  SHARES

     Each outstanding share with voting privileges, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the Articles of Incorporation or by law.

     Treasury shares, shares of its own stock owned by another corporation the majority of the voting stock of which is owned or controlled by this corporation, and shares of its own stock held by this corporation in a fiduciary capacity shall not be voted, directly or indirectly, at any meeting, and shall not be counted in determining the total number of outstanding shares at any given time.

     A shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided in the proxy. Each proxy shall be revocable unless expressly provided therein to be irrevocable, and in no event shall it remain irrevocable for a period of more than eleven (11) months.

     At each election for directors every shareholder entitled to vote at such election shall have the right to vote, in person or by proxy, the number of shares owned by him for as many persons as there are directors to be elected and for whose election he has a right to vote, or unless prohibited by the articles of incorporation, to cumulate his votes by giving one candidate as many votes as the number of such directors multiplied by the number of his shares shall equal, or by distributing such votes on the same principal among any number of such candidates. Any shareholder who intends to cumulate his votes as herein authorized shall give written notice of such intention to the secretary of the corporation on or before the day preceding the election at which such shareholder intends to cumulate his votes.

5.     CLOSING  TRANSFER  BOOKS  AND  FIXING  RECORD  DATE

     For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors may provide that the share transfer books shall be closed for a stated period not exceeding fifty (50) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten (10) days immediately preceding such meeting. In lieu of closing the stock transfer books, the by-laws or in the absence of an applicable by-law the board of directors, may fix in advance a date as the record date for any such determination of shareholders, not later than fifty (50) days and, in case of a meeting of shareholders, not earlier than ten (10) days prior to the date on which the particular action, requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof, except where the determination has been made through the closing of share transfer books and the stated period of closing has expired.

6.     QUORUM  OF  SHAREHOLDERS

     Unless otherwise provided in the articles of incorporation, the holders of a majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders, but in no event shall a quorum consist of the holders of less than one-third (1/3) of the shares entitled to vote and thus represented at such meeting. The vote of the holders of a majority of the shares entitled to vote and thus represented at a meeting at which a quorum is present shall be the act of the shareholders' meeting, unless the vote of a greater number is required by law, the articles of incorporation of the by-laws.

7.     VOTING  LISTS

     The officer or agent having charge of the share transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original share transfer books shall be prima-facie evidence as to who are the shareholders entitled to examine such list or transfer books or to vote any meeting of shareholders.

8.     ACTION  BY  CONSENT  OF  SHAREHOLDERS

     In lieu of a formal meeting, action may be taken by unanimous consent of the shareholders.



                             ARTICLE III - DIRECTORS
                             -----------------------

1.     BOARD  OF  DIRECTORS

     The business and affairs of the corporation shall be managed by a board of directors. Directors need not be residents of the State of Delaware nor be shareholders in the corporation.

2.     NUMBER  AND  ELECTION  OF  DIRECTORS

     The number of directors shall be 3 provided that the number may be increased or decreased from time to time by an amendment to these by-laws, but no decrease shall have the effect of shortening the term of any incumbent director. At each annual election the shareholders shall elect directors to hold office until the next succeeding annual meeting.

3.     VACANCIES

     Any vacancy occurring in the board of directors may be filled by the affirmative vote of the remaining directors, though less than a quorum of the board. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. Any directorship to be filled by reason of an increase in the number of directors shall be filled by election at an annual meeting or at a special meeting of shareholders called for that purpose.

4.     QUORUM  OF  DIRECTORS

     A majority of the board of directors shall constitute a quorum for the transaction of business. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors.

5.     ANNUAL  MEETING  OF  DIRECTORS

     Within thirty days after each annual meeting of shareholders the board of directors elected at such meeting shall hold an annual meeting at which they shall elect officers and transact such other business as shall come before the meeting.

6.     REGULAR  MEETING  OF  DIRECTORS

     A regular meeting of the board of directors may be held at such time as shall be determined from time to time by resolution of the board of directors.

7.     SPECIAL  MEETINGS  OF  DIRECTORS

     The secretary shall call a special meeting of the board of directors whenever requested to do so by the president or by two directors. Such special meeting shall be held at the time specified in the notice of meeting.

8.     PLACE  OF  DIRECTORS'  MEETINGS

     All meetings of the board of directors (annual, regular or special) shall be held either at the principal office of the corporation or at such other place, either within or without the State of Delaware, as shall be specified in the notice of meeting.

9.     NOTICE  OF  DIRECTORS'  MEETINGS

     All meetings of the board of directors (annual, regular or special) shall be held upon five (5) days' written notice stating the date, place and hour of meeting delivered to each director either personally or by mail or at the direction of the president or the secretary or the officer or person calling the meeting.

     In any case where all of the directors execute a waiver of notice of the time and place of meeting, no notice thereof shall be required, and any such meeting (whether annual, regular or special) shall be held at the time and at the place (either within or without the State of Delaware) specified in the waiver of notice. Neither the business to be transacted at, nor the purpose of, any annual, regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

10.     COMPENSATION

     Directors, as such, shall not receive any stated salary for their services, but by resolution of the board of directors a fixed sum and expenses of attendance, if any, may be allowed for attendance at each annual, regular or special meeting of the board, provided, that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

11.     ACTION  BY  CONSENT  OF  DIRECTORS

     In lieu of a formal meeting, action may be taken by unanimous written consent of the directors.

                              ARTICLE IV - OFFICERS
                              ---------------------

1.     OFFICERS  ELECTION

     The officers of the corporation shall consist of a president, one or more vice-presidents, a secretary, and a treasurer. All such officers shall be elected at the annual meeting of the board of directors provided for in Article III, Section 5. If any office is not filled at such annual meeting, it may be filled at any subsequent regular or special meeting of the board. The board of directors at such annual meeting, or at any subsequent regular or special meeting may also elect or appoint such other officers and assistant officers and agents as may be deemed necessary. Any two or more offices may be held by the same person, except the offices of president and secretary.

     All officers and assistant officers shall be elected to serve until the next meeting of directors (following the next annual meeting of shareholders) or until their successors are elected; provided, that any officer or assistant officer elected or appointed by the board of directors may be removed with or without cause at any regular or special meeting of the board whenever in the judgment of the board of directors the best interests of the corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Any agent appointed shall serve for such term, not longer than the next annual meeting of the board of directors, as shall be specified, subject to like right of removal by the board of directors.

2.     VACANCIES

     If any office becomes vacant for any reason, the vacancy may be filled by the board of directors.

3.     POWER  OF  OFFICERS

     Each officer shall have, subject to these by-laws, in addition to the duties and powers specifically set forth herein, such powers and duties as are commonly incident to this office and such duties and powers as the board of directors shall from time to time designate. All officers shall perform their duties subject to the directions and under the supervision of the board of directors. The president may secure the fidelity of any and all officers by bond or otherwise.

4.     PRESIDENT

     The president shall be the chief executive officer of the corporation. He shall preside at all meetings of the directors and shareholders. He shall see that all orders and resolutions of the board are carried out, subject however, to the right of the directors to delegate specific powers, except such as may be by statute exclusively conferred on the president, to any other officers of the corporation.

     He or any vice-president shall execute bonds, mortgages and other instruments requiring a seal, in the name of the corporation, and, when authorized by the board, he or any vice-president may affix the seal to any instrument requiring the same, and the seal when so affixed shall be attested by the signature of either the secretary or an assistant secretary. He or any vice-president shall sign certificates of stock.

     The  President  shall  be  ex-officio  a member of all standing committees.

     He shall submit a report of the operations of the corporation for the year to the directors at their meeting next preceding the annual meeting of the shareholders and to the shareholders at their annual meeting.

5.     VICE-PRESIDENTS

     The vice-president shall, in the absence or disability of the president, perform the duties and exercise the powers of the president, and they shall perform such other duties as the board of directors shall prescribe.

6.     THE  SECRETARY  AND  ASSISTANT  SECRETARIES

     The secretary shall attend all meetings of the board and all meetings of the shareholders and shall record all votes and the minutes of all proceedings and shall perform like duties for the standing committees when required. He shall give or cause to be given notice of all meetings of the shareholders and all meetings of the board of directors and shall perform such other duties as may be prescribed by the board. He shall keep in safe custody the seal of the corporation, and when authorized by the board, affix the same to any instrument requiring it, and when so affixed, it shall be attested by his signature or by the signature of an assistant secretary.

     The assistant secretary shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary, and they shall perform such other duties as the board of directors shall prescribe.

     In the absence of the secretary or an assistant secretary, the minutes of all meetings of the board and shareholders shall be recorded by such person as shall be designated by the president or by the board of directors.

7.     THE  TREASURER  AND  ASSISTANT  TREASURERS

     The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

     The treasurer shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements. He shall keep and maintain the corporation's books of account and shall render to the president and directors an account of all of his transactions as treasurer and of the financial condition of the corporation and exhibit his books, records and accounts to the president or directors at any time. He shall disburse funds for capital expenditures as authorized by the board of directors and in accordance with the orders of the president, and present to the president for his attention any requests for disbursing funds if in the judgment of the treasurer any such request is not property authorized. He shall perform such other duties as may be directed by the board of directors or by the president.

     If required by the board of directors, he shall give the corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the board for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

     The assistant treasurers in the order of their seniority shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer, and they shall perform such other duties as the board of directors shall prescribe.

     ARTICLE  V  -  CERTIFICATES  OF  STOCK:  TRANSFER.  ETC.
     --------------------------------------------------------

1.     CERTIFICATES  OF  STOCK

     The certificates for shares of stock of the corporation shall be numbered and shall be entered in the corporation as they are issued. They shall exhibit the holder's name and number of shares and shall be signed by the president or a vice-president and the secretary or an assistant secretary and shall be sealed with the seal of the corporation or a facsimile thereof. If the corporation has a transfer agent or a registrar, other than the corporation itself or an employee of the corporation, the signatures of any such officer may be facsimile. In case any officer or officers who shall have signed or whose facsimile signature or signatures shall have been used on any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before said certificate may nevertheless be issued by the corporation with the same effect as though the person or persons who signed such certificates or whose facsimile signature or signatures shall have been used thereon had been such officer or officers at the date of its issuance. Certificates shall be in such form as shall in conformity to law be prescribed from time to time by the board of directors.

     The corporation may appoint from time to time transfer agents and registrars, who shall perform their duties under the supervision of the secretary.

2.     TRANSFERS  OF  SHARES

     Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate, and record the transaction upon its books.

3.     REGISTERED  SHAREHOLDERS

     The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person, whether or not is shall have express or other notice thereof, except as otherwise provided by law.

4.     ISSUANCE  OF  ADDITIONAL  SHARES

     The corporation shall be enabled to issue additional common shares or to create additional classes of stock.

5.     LOST  CERTIFICATE

     The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost. when authorizing such issue of a new certificate or certificates, the board of directors in its discretion and as a condition precedent to the issuance thereof, may require the owner of such lost or destroyed certificate or certificates or his legal representatives to advertise the same in such manner as it shall require or to give the corporation a bond with surety and in form satisfactory to the corporation (which bond shall also name the corporation's transfer agents and registrars, if any, as obligees) in such sum as it may direct as indemnity against any claim that may be made against the corporation or other obligees with respect to the certificate alleged to have been lost or destroyed, or to advertise and also give such bond.

                              ARTICLE VI - DIVIDEND
                              ---------------------

1.     DECLARATION

     The board of directors may declare at any annual, regular or special meeting of the board and the corporation may pay, dividends on the outstanding shares in cash, property or in the shares of the corporation to the extent permitted by, and subject to the provisions of, the laws of the State of Delaware.

2.     RESERVES

     Before payment of any dividend there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time in their absolute discretion think proper as a reserve fund to meet contingencies or for equalizing dividends or for repairing or maintaining any property of the corporation or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may abolish any such reserve in the manner in which it was created.

ARTICLE  VII  -  MISCELLANEOUS
------------------------------

1.     INFORMAL  ACTION

     Any action required to be taken or which may be taken at a meeting of the shareholders, directors or members of the executive committee, may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the shareholders, directors, or members of the executive committee, as the case may be, entitled to vote with respect to the subject matter thereof, and such consent shall have the same force and effect as a unanimous vote of the shareholders, directors, or members of the executive committee, as the case may be, at a meeting of said body.

2.     SEAL

     The corporate seal shall be circular in form and shall contain the name of the corporation, the year of its incorporation and the name "DELAWARE". The seal may be used by causing it or a facsimile to be impressed or affixed or in any other manner reproduced. The corporate seal may be altered by order of the board of directors at any time.

3.     CHECKS

     All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

4.     FISCAL  YEAR

     The fiscal year of the corporation shall be determined by resolution of the Board of Directors.

5.     DIRECTORS'  ANNUAL  STATEMENT

     The board of directors shall present at each annual meeting of shareholders a full and clear statement of the business and condition of the corporation.

6.     CLOSE  CORPORATIONS:  MANAGEMENT  BY  SHAREHOLDERS

     If the articles of incorporation of the corporation and each certificate representing its issued and outstanding shares states that the business and affairs of the corporation shall be managed by the shareholders of the corporation rather than by a board of directors, then, whenever the context so requires by the shareholders of the corporation shall be deemed the directors of the corporation for purposes of applying any provision of these bylaws.

7.     AMENDMENTS

     These by-laws may be altered, amended or repealed in whole or in part by the affirmative vote of the holders of a majority of the shares outstanding and entitled to vote, but such power may be delegated by the shareholders to the board of directors.

     The above By-Laws approved and adopted by the Board of Directors on December 15, 1998.

________________/S/_______________
     Joel  S.  Dumaresq,  President

--------------------------------------------------------------------------------
                                   EXHIBIT F-1
                          AUDITED FINANCIAL STATEMENTS
                    FOR YEARS ENDING DECEMBER 31, 1998, 1997
--------------------------------------------------------------------------------
                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

                           INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of Solar Energy Limited

We have audited the accompanying consolidated balance sheets of Solar Energy Limited (a Development Stage Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited (a Development Stage Company) as of December 31, 1998 and 1997 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_________/s/___________
Crouch,  Bierwolf  &  Chisholm
Salt  Lake  City,  Utah
March  7,  2000

                              Solar Energy Limited
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                           Conolidated Balance Sheets

ASSETS                                     December 31,    December 31,
                                                    1998            1997
-------------------------------------------------------------------------
Current Assets
Cash                                       $     286,627   $           0
Employee Advance                                     213               0
Notes Receivable (Note 9)                         50,000               0
Total Current Assets                             336,840               0
Property & Equiptment (Note 5)                    16,653               0
Other Assets
Organizations Costs (Note 1)                       2,181             500
Patent Costs (Note 6)                              9,808               0
Goodwill (Note 7)                                 66,677               0
Deposits                                           3,537               0
Total Other Assets                                82,203             500
Total Assets                               $     435,696   $         500
LIABLILITES AND STOCKHOLDERS EQUITY
Current Liabilites
Accounts Payable                                 154,488               0
Accrued Liabilites                                15,154               0
Notes Payable - related party (Note 8)           100,000               0
Total Current Liabilites                         269,642               0
Stockholders Equity
Common Stock, authorized
50,000,000 shares of $.0001 par value,
issued and outstanding 11,903,911 and
1,278,511 shares respectively                      1,190             128
Additional Paid in Capital                       953,323          29,385
Deficit Accumulated During the
Development Stage                               (788,459)        (29,013)
Total Stockholders Equity                        166,054             500
Total Liabilites and Stockholders Equity   $     435,696   $         500

    The accompanying notes are an integral part of these financial statements

                              Solar Energy Limited
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Operations

                                                                         Cummulative
                                                      For the Years         Total
                                                    Ended December 31,      Since
                                                     1998         1997   Inception
--------------------------------------------------------------------------------------
Revenues:                             $                 0   $        0   $          0
Expenses:
Amortization                                       19,866          500         21,866
Bank Charges                                          983            0            983
Bad Debt                                          225,000            0        225,000
Consulting                                         16,675            0         18,893
Filing Fees                                             0            0            235
Financial Services                                      0        3,500         12,040
Interest Expense                                   15,923            0         15,923
Legal and Accounting                               90,089            0        102,589
Office                                              3,072            0          3,072
Promotion                                          15,666            0         15,666
Notary                                                  0            0             20
Research & Development                            288,088            0        288,088
Travel                                             89,328            0         89,328
Total Expenses                                    764,690        4,000        793,703
Other Income (Expenses)
Interest Income                                     5,244            0          5,244
Net (Loss)                                      ($759,466)     ($4,000)     ($788,459)
Net Loss Per Share                                ($0.147)     ($0.003)       ($0.384)
Weighted average shares outstanding             5,164,228    1,250,000      2,049,953

    The accompanying notes are an integral part of these financial statements

                              Solar Energy Limited
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity



                                                                                          Deficit
                                                                                          Accumulated
                                                                            Additional    During the
                                               Common Stock  Common Stock   Paid-In       Development
                                               Shares        Amount         Capital       Stage
-------------------------------------------------------------------------------------------------------
Balance at beginning of development
stage-January 5, 1994                                     0  $           0  $         0   $          0
Stock issued for organization cost                1,250,000            125        2,375              0
Net Loss December 31, 1994                                0              0            0           (500)
Balance, December 31, 1994                        1,250,000            125        2,375           (500)
Net Loss December 31, 1995                                0              0            0           (500)
Balance, December 31, 1995                        1,250,000            125        2,375          (1000)
Shares issued for cash at $.10                       13,000              1       25,999              0
Shares issued for cash at $.00458                     8,312              1          761              0
Shares issued for cash at $.10                        1,250              0          251              0
Stock split rounding adjustment                       5,949              1          (1)              0
Net loss December 31, 1996                                0              0          (0)        (24,013)
Balance, December 31, 1996                        1,278,511            128       29,385        (25,013)
Net Loss December 31, 1997                                0              0            0         (4,000)
Balance, December 31, 1997                        1,278,511            128       29,385        (29,013)
Shares issued for acquisition of
Hydro-Air Technologies, Inc.                        700,400             70          (70)             0
Shares issued for cash at $.10 per share          7,800,000            780      779,220              0
Shares issued for cash at $1.00 per share           125,000             12      124,988              0
Shares issued for cash at $.01 per share          2,000,000            200       19,800              0
Net loss for the year ended December 31, 1998             0              0            0       (759,466)
Balance, December 31, 1998                       11,903,911  $       1,190  $   953,323      ($788,459)

    The accompanying notes are an integral part of these financial statements

                              Solar Energy Limited
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                                           January 5,
                                                                                       1994 (inception
                                                                                              of the
                                                                                           development
                                                For the years         For the years         stage) to
                                               ended December 31,    ended December 31,    December 31,
                                                         1998                  1997               1998
-------------------------------------------------------------------------------------------------------
Cash Flows From Operating
Activities
Net Loss                                            ($759,446)              ($4,000)         ($788,459)
Adjustments to reconcile
net loss to net cash
provided by operations
(net of acquisition):
Amortization/Depreciation                              21,968                   500             23,968
Increase/Decrease in:
Employee advance                                         (176)                    0               (176)
Accounts Payable                                      145,022                     0            145,022
Accrued Expenses                                       15,154                     0             15,154
Net Cash Flows Used In
Operating Activities                                 (577,478)               (3,500)          (604,491)
Cash Flows From Investment
Activities:
Cash acquired from subsidiary                         204,956                     0            204,956
Cash paid for patent costs                             (3,917)                    0             (3,917)
Cash paid for property & equipment                     (8,397)                    0             (8,397)
Cash paid for deposits                                 (3,537)                    0             (3,537)
Cash paid on notes receivable                         (50,000)                    0            (50,000)
Net Cash Provided by Investing
Activities                                            139,105                     0            139,105
Cash Flows from Financing
Activities:
Issued common stock for cash                          925,000                     0            952,013
cash received on advance by shareholders              300,000                     0            300,000
Cash paid on debt financing                          (500,000)                    0           (500,000)
Net Cash Provided by Financing
Activities                                            725,000                     0            752,013
Net increase (decrease) in cash                       286,627                (3,500)           286,627
Cash, beginning of year                                     0                 3,500                  0
Cash, end of year                         $        286,627.00   $              0.00   $     286,627.00
Supplemental Cash Flow Information
Cash Paid for:
Interest                                  $         15,923.00   $              0.00   $      15,923.00
Taxes                                     $                 0   $                 0   $              0

The accompanying notes are an integral part of these financial statements

                               SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

          Solar Energy Limited ("the Company") was incorporated as Taurus Enterprises, Inc. under the laws the State of Delaware on January 5, 1994. The Company was organized primarily for the purpose of operating a used automobile brokerage firm. The Company did not become operational and abandoned its attempts to establish the brokerage operation.

          In August of 1996 its shareholders decided to reactivate the Company, merge the Company with Salvage World, Inc., a private company, change the name to Salvage World, Inc. and reincorporate in the state of Nevada.

         On December 17, 1997 the Company merged with Solar Energy Limited (Solar) a Delaware corporation organized on July 24, 1997 and changed the name to Solar Energy Limited. The surviving corporation is the Delaware corporation and the authorized shares were changed to 50,000,000 par value $.0001. Solar's headquarters are located in Los Alamos, New Mexico.

          On January 1, 1998 the Company issued the initial 170,400 shares of stock and on October 21, 1998 an additional 530,000 share were issued for the acquisition of 100% of Hydro-Air Technologies, Inc. (Hydro) a New Mexico corporation organized June 18, 1997. Hydro owns various rights to patented intellectual property called Hydro-Air Renewable Power System (AHARPS@), and has developed a prototype system to generate electricity from the evaporation of water. Hydro=s headquarters are located in Los Alamos, New Mexico.

          The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

     b.  Accounting  Method

          The Company recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

          The  computation of earnings per share of common stock is based on the
weighted  average     number  of shares outstanding at the date of the financial statements.

     d.  Cash  and  Cash  Equivalents

          The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     The  accompanying  notes are an integral part of these financial statements


                              SOLAR ENERGY LIMITED

                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (Continued)

     e.  Provision  for  Income  Taxes

          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $788,459 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

          Deferred tax assets and the valuation account is as follows at December 31, 1998 and 1997.

                                                      December  31,
                                                   1998            1997
     Deferred  tax  asset:
     NOL  carrryforward                     $     268,076    $     8,504
     Valuation  allowance                        (268,076)        (8,504)
     Total                                  $           -    $         -

     f.  Organization  Costs

               The Company incurred $2,500 of organization costs in 1994. These costs, which were paid by shareholders of the Company, were exchanged for 1,250,000 shares of common stock. Organization costs are being amortized on a straight line method over a 60 month period. These costs will be recovered only if, the Company is able to generate a positive cash flow from operations. Hydro incurred costs of $3,116 for their organization.

     g.  Use  of  estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve extensive reliance on management=s estimates. Actual results could differ from those estimates.

     h.  Principles  of  Consolidation

          The Consolidated Financial Statements include the accounts of Solar Energy Limited and its wholly owned subsidiary Hydro-Air Technologies, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

NOTE  2  -  Going  Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is managements plan to raise sufficient funds to develop the next phase of the HARPS Technology and then begin to manufacture and market the HARPS Power system.

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE  3  -  Development  Stage  Company

          The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.


NOTE  4  -  Stockholders  Equity  Transactions


          Pursuant to the plan or reorganization and merger agreement dated August 20, 1996, the Company merged Taurus Enterprises, Inc. (a public company) with Salvage World, Inc. (a private company). The shareholders of Taurus returned their stock and received stock in the new combined entity named Salvage World, Inc. The Company changed the par value of its common stock from $.0001 to $.001.

          Pursuant to the merger agreement dated December 17, 1997, the Company merged with Solar Energy Limited and the shareholders of Salvage received shares in the new combined Solar entity. The Company then changed the par back to $.0001 and the new authorized capital became 50,000,000. The Board then authorized a 1 for 20 reverse stock split. These financial statements have been retroactively restated to reflect the split.

          The Company has issued 700,400 shares of stock to acquire 100% of the stock of Hydro-Air Technologies. The acquisition agreement between the Company and Hydro-Air Technologies provides an initial issuance of stock at the beginning of phase one, and additional issuances throughout the development process to arrive at no less than 4,000,000 shares or 40% of the outstanding stock. Because Hydro had a negative equity position goodwill was recorded and no value was assigned to the stock issued.

          The Company issued 7,800,000 shares of common stock at $.10 and 2,000,000 shares of common stock at $.01 in an exempt 504 offering which raised $800,000 during 1998.

          The Company also issued 125,000 shares of common stock for $125,000 in a 505 exempt offering.

NOTE  5  -  Property  &  Equipment

          Property and equipment consists of the following at December 31, 1998 and 1997:

                                                       December  31,
                                                    1998                  1997
------------------------------------------------------------------------------
     Office  Equipment  &  Furniture          $     11,020             $     0
     Tools                                           1,539                   0
     Auto                                            6,522                   0
                                                    19,081                   0
     Accumulated  Depreciation                      (2,428)                  0
     Net  Property  &  Equipment              $     16,653             $     0
          Depreciation expense for the years ended December 31, 1998 and 1997 is $2,102 and $0, respectively.

                                Solar Energy Limited
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE  6  -  Patent  Costs

          The Company has incurred legal costs in connection with the Patent process which the Company has rights to, and has therefore capitalized those costs and is amortizing them over a five year period.

NOTE  7  -  Goodwill

          The Company recorded Goodwill in connection with the acquisition of Hydro, due to the negative equity position of Hydro. A total of $83,346 was recorded upon acquisition and is being amortized over a 5 year period. The realization of this asset is contingent upon Hydros ability to generate revenues from the HARPS process.

NOTE  8  -  Notes  Payable  -  Related  Party

          FCIC a shareholder of the Company advanced $300,000 to Hydro Air during 1997 and $200,000 to the Company during 1998 for phase one expense requirements. $500,000 has been paid back, leaving a $0 balance due at December 31, 1998.

          A shareholder loaned the Company $100,000 during 1998 as a short term working capital loan. The advance was repaid in February 1999.

NOTE  9  -  Notes  Receivable

          Pursuant to a purchase agreement between the Company and Renewable Energy Corporation (RECO) the Company has advanced $50,000 as an unsecured loan. The Company will purchase intellectual property rights from RECO. Upon the closing at January 31, 1999, $40,000 of the loan will convert to equity of RECO and the Company will become 100% owners of the common stock. The remaining $10,000 of the unsecured loan was advanced for startup costs and will not be paid back. Upon closing, the advance will be considered as a cost of the investment in RECO. According to the agreement, the Company will issue 500,000 shares into an escrow account to be distributed to employees and principals of RECO according to various terms.

     In addition, the agreement specifies a commitment by the Company to provide working capital loans of $5,700,000 throughout various phases of development.

NOTE  10  -  Commitments

          The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

          The Company is committed to a one year operating lease for office space in Los Almos, New Mexico. Future minimum lease payments are as follows at December 31, 1998.

     1999     $          27,600
     2000     $          27,600
              -          ------
     Total     $         55,200
               =         ======