Form 10KSB
period 1999-12-31
SOLAR ENERGY LTD
filed 2000-04-14
CIK 1058322

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
(Address of principal executive offices)                          (Zip Code)

Registrant's  telephone  number,  including  area  code:     (604)  257-3602

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     None

Securities registered pursuant to Section 12(g) of the Act: 12/31/99  13,153,911

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

As  of  12/31/99:

     the aggregate number of shares held by non-affiliates was approximately 9,893,511.

     the number of shares outstanding of the Registrant's Common Stock was 13,153,911

                       Exhibit Index is found on page 21.

                                     PART I


                         UN-NUMBERED ITEM: INTRODUCTION

     This Annual Report on Form 10K-SB is filed voluntarily. Our Form 10-SB Registration Statement became effective after the close of 1998. That 1934 Securities Exchange Act registration of our common stock has become effective during 1999, but has not yet cleared final comments by the Staff of the Securities and Exchange Commission.


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) ORGANIZATION AND HISTORY. Solar Energy Limited (the "Registrant" and sometimes "we","us" or "our") was first incorporated in Delaware as Taurus Enterprises, Inc. on January 5, 1994, and re-incorporated in Nevada on August 20, 1996 as Salvage World, Inc. On August 20, 1996. Taurus made its original issuance of 25,000,000 share to founders in 1994, pursuant to '4(2) of the Securities Act of 1933. During 1996, Salvage placed an additional 451,250 shares, pursuant to Regulation D, Rule 504, resulting in the a total of 25,451,250 shares then issued and outstanding. On December 17, 1997, the Shareholders approved a proposal to Reverse Split the Common Stock of the Corporation 20 to 1; with the provision that no Shareholder owning 100 shares or more shall be reversed or reduced below 100 Shares. The 25,451,260 shares were reduced to 1,272,562, and the adjustment for small shareholders was 5,949 shares, for a total post-reverse of 1,278,511. Also on December 17, 1997, shareholders approved, and Management effected a Plan of Reorganization and Merger of Salvage World, Inc. into Solar Energy Limited, a private Delaware Corporation, the effect of which merger changed the name of this Corporation, move its place of incorporation from Nevada to Delaware and involved the acquisition of Hydro-Air Technologies, Inc. ("HAT") to become a wholly-owned subsidiary of this Issuer, Solar Energy Limited.

      In accordance with our shareholders' approval, we acquired Hydro-Air Technologies, Inc. ("HAT"), for stock equal to 40% of the total issued and outstanding of the company, on a fully diluted basis (following the 20 to 1
Reverse Split, and the proposed issuance of such of the additional 10,000,000 Regulation D shares as might have been placed). The issuance to HAT is to proceed in phases. The first phase issuance of 170,400 was made about April 15, 1998. The second phase issuance of 530,000 shares was made on October 23, 1998. The amount of shares issued and possibly to be issued for HAT is summarized as follows:

     A. Issuance and Release of Solar stock. Solar and the HAT Shareholders desired to create an orderly process for the issuance and progressive release of common stock to or for the benefit of the HAT Shareholders.

          1. HAT Shareholders. The HAT Shareholders were to receive subject to this Reorganization Agreement, shares of Solar equal to 40% of the resulting total issued and outstanding stock of Solar, on a fully-diluted basis, computed following certain designated capital formation stages. However, the total number of Solar shares which was to be issued to the HAT Shareholders to meet this obligation was undeterminable at the time of the agreement.

          2. Initial Issuance. Upon consummation of the Merger, Solar was issue and did issue to the HAT Shareholders 20% of 40% of the outstanding Solar shares, as follows:

HAT Shareholder                 April 1998  October 1998  Total
---------------------------------------------------------------
Melvin L. Prueitt                 16,359        50,880   67,239
David Jones                        8,179        25,440   33,619
Stanley D. Prueitt                 8,179        25,440   33,619
Leslie Speir                       8,179        25,440   33,619
Dana Hansen and Linda Hansen       3,408        10,600   14,008
Ara Lee Stevens                    1,363         4,240    5,603
Baycove Investments, Inc.         34,080       106,000  140,080
Hydro-Air Founders, LLC           90,653       281,960  372,613
 Total HAT                       170,400       530,000  700,400
============================  ==========  ============  =======

          3. Phased Release of Shares. The remaining 80% of 40% is to be issued to the HAT Shareholders in phases based on the following formula: one share of Solar stock for each $2.00 of earnings generated by HAT, as determined by Generally Accepted Accounting Principles (GAAP). There have not been revenues to date, so that no further issuances have been made to or for HAT.

     There are certain internal agreements between the HAT Founders and Shareholders (and not involving us) which are disclosed in Item 12 of Part III, Relationships and Transactions. These are arrangements by which the HAT group agreed to manage the distribution, voting and private trading restrictions, as between them.

     Hydro-Air Technologies, Inc. (the Issuer's first wholly-owned subsidiary) is a development stage company, founded by Dr. Melvin L. Prueitt, David Jones, Stanley Prueitt and Leslie Speir, which company has developed certain intellectual property rights with which they intend to generate commercially viable electrical power using the energy of vaporization. The intellectual property rights are called Hydro-Air Renewable Power System ("HARPS") and include two U.S. Patents, one granted on September 3, 1996 (number 5,551,238)and a second granted on July 28, 1998 (number 5784886). We regarded and regard this acquisition HAT as an investment by us Issuer in future growth of demand for HARPS. HAT has proposed other projects which are disclosed and discussed under section (b) of this Item 1.

     Also on December 17, 1997, shareholders approved the placement of up to 10,000,000 additional shares of common stock, at $0.10, pursuant to Regulation D, Rule 504. A total of 7,800,000 shares were placed.

      About July 23, 1998, we placed 125,000 restricted shares to three knowledgeable investors.

     About November 10, 1998, we placed a further 2,000,000 shares, in reliance on Rule 504, to four accredited off-shore investors, at $0.01 per share. As before, these investors were known to management and affiliates before the investment and had complete access, by virtue of that relationship to the kind of information which registration would have provided.

     Accordingly,  a total of 9,800,000 shares were placed pursuant to Rule 504.

     Renewable Energy Corporation ("RECO")(the Issuer's second wholly-owned subsidiary) is also a development stage company. It was founded by Dr. Reed Jensen. Dr. Jensen has developed certain intellectual property rights for a process called Direct Solar Reduction of CO2 to Fuel and Feedstock, which rights and process the Company intends to develop into a commercially viable system. This process utilizes solar energy to directly reduce CO2 that would have been released to the atmosphere while producing chemical feedstock, fuel and "green" or environmentally friendly electricity. Management of the parent issuer regards the acquisition of RECO as a long-term investment in the growing market for renewable energy sources.

     RECO was acquired 100% from its owner developer Dr. Reed Jensen, an individual unrelated to us, for 350,000 escrowed shares of the common stock of this Issuer, plus $20,000 cash. In addition to those share for direct acquisition, 150,000 shares have been reserved un-issued for possible future employee options. No options for the acquisition of these option shares has been adopted.

     On April 27, 1999, we places an additional 100,000 restricted securities, at $1.00 per share, pursuant to section 4(2) to a single accredited investor.

     On or about November 22, 1999, we placed an additional 800,000 shares to a single accredited investor, at $0.18 per share.

     The resulting total issued and outstanding 13,153,911 is further illustrated in the following table:

             The Remainder of this Page is Intentionally left Blank

Series #          Taurus      Salvage     Solar Energy
                  Issuances    (20 to 1)
1 4(2)            25,000,000  1,250,000
2  504               451,260     22,562
Subtotal          25,451,260  1,272,562
Adjustment (1)                    5,949
Subtotal                          5,949
Interim Total                 1,278,511      1,278,511
3  504                                       7,800,000
4  4(2)                                        125,000
5  504                                       2,000,000
6 4(2)                                         100,000
6 4(2)/Rule 145                                700,400
7 4(2)/Rule 145                                350,000
8 Rule 4(2)                                    800,000
Total Issued                                13,153,911
================                          ============

 (B) BUSINESS OF THE ISSUER. Solar Energy Limited is a public U.S. company listed on the OTC Electronic Bulletin Board ("OTCBB") whose ticker symbol is "XSEL". The Company's thrust is to explore and/or develop alternative energy systems that are environmentally friendly in addition to being economically viable and competitive. It is estimated that the world needs 50% more electrical power in the next 25 years. It is calculated that, at the current use, there are 44 years of oil, 57 years of gas, 91 years of uranium and 564 years of coal left. What is an alternative? Solar power in several forms. The sun discharges on the earth enough energy each day to fill our global total energy requirements for many years. We only need to tap a small portion of the sunlight. At the same time the globe's second major problem, lack of water, could also be solved (it is mainly a lack of inexpensive power to fuel desalination plants).

PROJECTS  HAT:

     1. HARPS. As a first project, XSEL purchased 100% of a private company located in Los Alamos, New Mexico. This operating company, Hydro-Air Technologies, Inc. ("HAT") has as its main assets certain technology, patents, and intellectual property rights to the concept producing electricity using the energy of evaporation. One quart of water has about one-twentieth the energy of a quart of gasoline. The process derived from this technology, called Hydro Air Renewable Power Systems ("HARPS"), is an efficient and environmentally friendly energy source. It uses only dry air and water (either fresh, ocean, or waste water) to produce electricity while at the same time cleaning the air! Initial internal computer driven studies conducted by the Company indicate that electricity could be produced at one-third the current cost of electricity generated by nuclear or fossil fuel plants. A working prototype is being built in Los Alamos. Research and Development continues. No date for marketability has been set. The HARPS units can be small enough for a house or large enough to service a state. In theory, on a few hundred acres of land on the Baja, California coast, enough electricity could be produced to service the needs of Canada, the U.S. and Mexico. HAT was founded by and is headed by Dr. Melvin

Prueitt, a research scientist, author of three books and more than thirty publications. One of his many achievements is that he was the first to determine the temperature of a lightning bolt. He holds twelve patents and is listed in Who's Who in America Index, Men of Achievement and Who's Who in the West. Most of the team Dr. Prueitt assembled to assist in the project come from the Los Alamos National Laboratory facilities, the research center managed by the University of California for the Department of Energy of the U.S. government.

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

     4. DESALINATION PLANTS: SPAESS AND SUNSPRING: The main problem of desalination plants is that the energy required per ton of water produced is high. We have developed an energy collection system (patent pending) called SPAESS, which stands for Solar Power and Energy Storage System. The concept of SPAESS is that it employs a large flexible earth coupled solar thermal collector system. SPAESS collects energy during the daytime and stores it, for daytime and nighttime use. SPAESS transfers heat to low boiling liquids to drive turbine generators. The projected cost of energy per kilowatt, using SPAESS system is projected by Dr. Prueitt to be less than any existing system currently in use. These are projections only. As a result of the work done on SPAESS, we have developed a unique (patent pending) system to produce low cost fresh water from sea water. The name given for this system is SunSpring. It is an innovative method of converting low temperature solar heated water to directly pump sea water (rather than having to produce electricity to power a motor to drive a high-pressure pump). SunSpring uses no electric motor. We have already tested various components of SunSpring, and all tests have exceeded expectations, thus far. This does not guarantee that the final assembled unit will be trouble free. A full working prototype is expected to be in operation by the fall of 2000.

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

DEVELOPMENT TEAMS AND PROGRESS: Two separate teams have been organized and are now in place. The HAT team is directed by Dr. Mel Prueitt. The RECO team is directed by Dr. Reed Jensen. Four prototypes are in process of development:
SPAESS, SunSpring, MECH and RECO's solar reduction of CO2 (Solarec). It is likely that each of these projects, if and when prototypes are operational and successful, will be functional but not immediately commercial, cost effective or aesthetically packaged or contained. It is therefore expected that related spin-off projects will emerge from these technologies, until one or more products be commercialized profitably. HARPS and ACES are progressing albeit slowly. We are focusing on SPAESS, SunSpring, MECH and RECO's Solarec. We feel that one the these latter four will be in commercial production earlier with less capital requirement. However, much of the research and development work already performed in HARPS and ACES has given rise to, and been used in these latter four projects.

     The success of the SPAESS and Solarec projects will dependent on the final cost to produce the renewable electricity by the Issuer's developmental system, as compared to other existing or competitive methods of producing electricity. If the result is not cost-effective, the system will not be commercially viable. Should SPAESS and Solarec prove able to produce electricity at better than $0.05 per kilowatt, the concept would be deemed proven and successful. Completion of both the SPAESS and Solarec prototypes, and testing of them, is expected to occur by fall of 2000.

WORKING PROTOTYPES refer to assembled model systems which not only work, but work at an acceptable level of performance. Preliminary prototypes or working models may prove the scientific validity of a process before the system is refined or redesigned to bring performance to an acceptable and possibly commercial level. HARPS and ACES are presently deferred favor of the other projects, but not abandoned. The reason is that the development of these projects has given rise to technologies and science suggestive of products capable of more rapid development. We expect that working prototypes will be demonstrated for MECH in May 2000. Solarec is scheduled tentatively for June 2000. SunSpring and SPAESS is scheduled for fall of 2000. RECO is scheduled for June 2000.

We feel that it is too early and speculative to make projections about marketing and sales at this point in time. The earliest possible pre-sales revenues, sales of licenses and such, not expected before the year 2001.

FUTURE MARKETING. In all of our projects, the business plan is to produce a working model/prototype that can be tested as to efficiency, cost of product, etc. The decision whether to produce the units directly or whether to license other companies the right to manufacture and distribute the unit is yet to be decided. More likely, it will be a combination of some company owned plants combined with territorial licenses to other qualified manufacturers. The market for each of our projects (if successfully tested) is unlimited. The amount of units to be sold will be dependant on our ability to raise sufficient working capital for our own manufacturing plants and our ability of the Company to franchise or license other facilities globally. It follows that the ability of the Company to raise funds will be dependent on the performance of the prototypes currently in development and production. No efforts have been made to date to identify other companies to manufacture our products, or to identify probable or targeted licensees. The Issuer had determined to await commercially viable prototype readiness before addressing manufacturing and marketing issues. We are not ready to address those issues.

     Should we encounter new technologies with synergies to our existing work, further acquisitions might well be considered. However, we have enough before us at the present time, such that we are not looking for additional project or other acquisitions at this time. Neither our officers, directors, promoters or their respective affiliates have had any discussions with (and there are no present plans, proposals or arrangements with) any representatives of the owners of any business or company regarding the possibility of any additional acquisitions or mergers.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no Shareholder Meetings or matters submitted to shareholders during
                                      1999.

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

(B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1999, the number of shareholder was approximately 270.

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

(D)  SALES  OF  UNREGISTERED  COMMON  STOCK  1999.

     On April 27, 1999, we places an additional 100,000 restricted securities, at $1.00 per share, pursuant to section 4(2) to a single accredited investor.

     On or about November 22, 1999, we placed an additional 800,000 shares to a single accredited investor, at $0.18 per share.

 (E)  MARKET  INFORMATION.

     Our Common Stock is quoted Over-the-Counter on the Bulletin Board ("OTCBB"). The Company's trading symbol is XSEL. Based upon standard reporting sources, the following information is provided:

period    high bid  low bid
1st 1999      2.90     1.75
2nd 1999      1.95     0.80
3rd 1999      1.05     0.15
4th 1999      0.75     0.25
========  ========  =======

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A)  PLAN  OF  OPERATION:  NEXT  TWELVE  MONTHS.

CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. This Issuer has had no revenues since inception. It has been funded by investors. Virtually all of the funding/working capital raised to date has been allocated for research and development of our several prototype projects. We have minimally sufficient funds to continue for the next 12 months. Each of our projects is sufficiently partially or fully funded, sufficiently for the next 12 months. Our minimally sufficient funds are not deemed adequate for the optimal requirements of our Corporation. Due to the large number of potentially viable projects, we are exploring methods of maximizing our potential by additional capital formation. We are looking at converting one or more of our projects into its own subsidiary, and preparing one or more initial public offerings. In any such program, we would either retain majority control of the resulting pubic company or companies; or we would distribute the shares of the new company to our shareholders, pro-rata, in connection with a registered public offering of shares. We estimate that we need a million dollars optimally. We are also exploring raising funds in an additional limited offering and/or private placement to highly sophisticated accredited investors. We have not yet determined what capital program is in the best interests of our shareholders.

GOING CONCERN. Note 2 of our Auditor's report states: "The Company has had recurring operational losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from this uncertainty. It is management's plan to raise sufficient funds to develop the next phase of HARPS and to begin to manufacture and Market HARPS power system." The issues relating to this note are discussed above and in the following paragraphs of this Item.

     In summary, our circle of principal shareholders are committed to our continued operations. We have reported that our activities are sufficiently funded for the next twelve months. Any unexpected shortfall will be covered by our principal shareholders as advances or additional internal placements. Beyond our minimal requirements for the activities described in Item 1 of Part I and this Item, we will seek additional capital for future needs and for the expansion of our activities from development stage to operational stage.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1)  OPERATIONS  AND  RESULTS  FOR  THE  PAST  TWO  FISCAL  YEARS  AND.

      (2)   FUTURE  PROSPECTS.

HAT
     Our business consists entirely of the activities of HAT and RECO. It consists of scientific research and development of working prototypes of the projects identified in Item 1 of Part I, Description of Business. HAT's development team has made substantial progress in proving the viability of the scientific and chemical processes which underlie HARPS and ACES. Full working prototypes are not yet achieved. They are taking more time than originally expected, for the reason that no existing turbines will work with the chemical processes as low temperatures. It is therefore necessary for our HAT team to develop a turbine generator of our own. As a result of HAT's work on HARPS and ACES, the HAT team became aware of MECH, SPAESS and SunSpring, and has re-allocated attention to these promising areas. Accordingly, management's decision to focus on one or more of the projects is based on its evaluation of which can become commercially viable earliest. We are focusing on MECH, SunSpring, Solarec and SPAESS.

RECO
     The RECO team reports that RECO is well underway developing the Solarec prototype. This last project is on schedule and under budget.

 (C) MARKETING AND LICENSING ISSUES AND CRITERIA. No efforts have been made to date to identify other companies to manufacture HARPS, ACES or RECO, or to identify probable or targeted licensees. The Issuer had determined to await commercially viable prototype readiness before addressing manufacturing and marketing issues. We do not expect to achieve significant sales, if any, in the next six to twelve months.

 (D) REVERSE ACQUISITION: Our first wholly-owned subsidiary, Hydro-Air Technologies, Inc. ("HAT"), was acquired in a transaction which is similar to a reverse acquisition. A reverse acquisition is the acquisition of a private company by a public company, by which the private company's shareholders acquired control of the public company. Neither HAT nor its shareholders acquired majority control of us. However, since we had no revenues or assets, this acquisition is treated as a Reverse Merger for accounting purposes. This Issuer is presently committed to the development of the business of its two wholly-owned subsidiaries. While this Issuer is continuously interested in opportunities for direct acquisition of other technologies which may have synergy with its existing developmental projects, Solar Energy Limited may no longer be used as a vehicle for a reverse acquisition. The acquisition of the second subsidiary, Renewable Energy Corporation Renewable Energy Corporation in April 1999, was a direct acquisition. We are presently committed to the development of the business of its two wholly-owned subsidiaries. While we are continuously interested in opportunities for direct acquisition of other technologies which may have synergy with its existing developmental projects, Solar Energy Limited may no longer be used as a vehicle for a reverse acquisition

     Expansion of our present office and lab is under consideration, and the operating subsidiaries may employ more laboratory assistants in the near future as justified. Purchases of additional laboratory equipment is also likely. While no guarantee can be given as to when the company's operations will achieve substantial profitability, a reasonable estimate is believed to be one to two years of transition from its development stage to a true operational stage with sales and distribution.

ENVIRONMENTAL ISSUES: HARPS and ACES use refrigerants; however, these newer refrigerants are considered environmentally friendly, in contrast to older substances. If seawater is used as the evaporation energy source, the salt concentration in the water will be increased. In order to discharge this brine into the ocean, it may need to be diluted by a significant quantity of seawater before discharge. The same is true of desalination, using seawater, where the energy required per ton of water is quite high. SunSpring is our project designed to be an efficient osmosis desalination plant.

OTHER REGULATION. We do not yet know whether agency regulation or approval of any of our projects will be required before they can be marketed. It is too early in the process for us to determine that. It is reasonable to expect that we will face such issues as to some or all of our products, when our projects achieve the stage of being products, ready for manufacture and sale.

YEAR 2000 (Y2K) ISSUES. We have encountered no year 2000 computer problems of our own, or in connection with any suppliers or correspondents. Management has determined that no such problems or issues exist which affect us.

REVENUES  are  not  a  factor  in  our  current  financial  reports.

EXPENSES in total were less in 1999 than 1998, but we do not consider the differences to be materially indicative of much. We had no interest expense in 1999, no bad debt write-off, almost no promotional expenses and our legal and accounting was substantially less, as was our travel expense. However we have more developmental and patent expenses to amortize, and more items to depreciate. We had some increase in consulting fees and financial service fees, and have increased our research and development. These differences are due to the fact that 1998 was our first real operating year, and many expenses were unique to that year that are not normal operation expenses for us. The differences are further explained by the increase in the number of projects we now manage, and addition of our second operating subsidiary's activities.

NET LOSS, with no revenues, is chiefly a function of our expenses. We had a smaller operating loss in 1999 than 1998, but, for the reasons stated, we do not consider the improvement to be indicative of future results, but rather reflective of the factors stated.

                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit Index found on page 20 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.

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

     None.

             The Remainder of this Page is Intentionally left Blank

                                    PART III

                                     ITEM 9.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following information is provided concerning the Management of Issuer, including all current directors and officers, and positions with the Company. All directors were elected at the last meeting of shareholders on August 7, 1998, and will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The officers are elected by the Board of Directors at the first meeting after each annual meeting of shareholders and hold office until their successors are elected. The date of the next annual meeting of the Company has not yet been set. The management of the Company is presently provided on a day-to-day basis by personnel of the Company. The overall management of the Company is presently under the direction and control of its officers and directors.

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

     The Board of Directors of the subsidiary, Hydro-Air Technologies, Inc., consists of Dr. Prueitt and David Jones, Leslie Speir, and Stanley Prueitt.

     The Board of Directors of the subsidiary, Renewable Energy Corporation, consists of Dr. Reed Jensen.

     Dr. Melvin L. Prueitt, is the Chairman of the Board of Directors of Solar Energy Limited, and President of our wholly-owned subsidiary, Hydro-Air Technologies, Inc. Dr. Prueitt received his B.S. from the Brigham Young University, his M.S. from the University of Arizona and his Ph.D. from the University of New Mexico, all in physics. Following his graduation from the University of Arizona, Dr. Prueitt joined the Los Alamos National Laboratory where he remained until 1993. He has developed a method which combines dry air and water under controlled conditions to release the energy of vaporization of water. This method called HARPS (Hydro-Air Renewable Power System), uses the energy developed thereby to drive a turbine and generator for the production of electric power. HARPS produces no atmospheric pollutants, and, since it produces large quantities of air, it can be used to clean particulates and some noxious gases from polluted air by adding a wet scrubber to the exhaust air. Unlike nuclear plants, it produces no radioactive materials that must be disposed of, unlike coal-fired plants it requires no land-scarring strip mining, and unlike oil-fired plants it does not contribute to the imbalance of foreign trade. Dr. Prueitt, who holds 12 U.S. patents, was the first to determine the temperature of lighting strikes. A prolific research scientist and writer, he has written three books and has been published in over 30 publications. He is listed in Whos Who in the West, Whos Who in America Index, Men of Achievement, Dictionary of International Biography and Contemporary Authors.

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

     David Jones is one of our Directors. He brings to the Company 17 years of business experience resulting from starting and developing Jomar Systems, Inc., which specialized in the design and manufacture of nuclear assay equipment, and 32 years of systems development experience involving electronic circuit design, mechanical apparatus design, application software and firmware design, manufacturing and integration. In addition to publishing several articles on nuclear instrumentation and methods, Mr. Jones holds a patent for "Method & Apparatus for Controlling Multiple Motors". In 1992, David F. Jones was awarded the "Excellence in Enterprise" award by the Los Alamos Economic Development Corporation, the Los Alamos National Bank and the Los Alamos National Laboratory.

     Dr. Reed Jensen. is a one of our Directors, and the sole Director of our second subsidiary, Renewable Energy Corporation. From 1998 to Present, he has been engaged as a Program Manager for CO2 sequestration, at Los Alamos National Laboratory ("LANL"). From 1995 to 1998, Dr. Jensen was Deputy Director for Environmental Program Management, LANL. He was responsible for the establishment of environmental stewardship at Los Alamos. From 1993 to 1995, he was engaged in Research at LAN in Nuclear fuel cycle separations from molten salt media and high temperature gas kinetics. From 1986 to 1993, he was Deputy Associate Director with line management responsibility for over 1000 chemistry and materials people including chemistry and materials divisions, at LANL centers and program offices. From 1981 to 1986, he was Program manager and technical leader for Isotope LANL Separation and Laser Programs. From 1974 to 1981, he was Division Leader and Deputy responsible for quality of the technical work, and Role Division Leader LANL engaged primarily in technical leadership. From 1972 to 1974, he was Group Leader, LANL Technical director of activities for about 50 people, in developing giant pulse chemical lasers and inventing the nozzle expansion/laser dissociation method for uranium isotope separation. From 1969 to 1972, he was a Staff Member, Geomagnetic field tracing with barium jets, chemical, LANL kinetics and chemical lasers. From 1967 to 1969, he was Assistant Professor of Chemical laser kinetics, Environmental science and Chemistry, Brigham Young University. From 1966 to 1967, he was Staff Member, Weapons explosives initiation and kinetics of LANL explosions, and engaged in CO2 laser research. He was educated at the University of California at Berkeley, doing Postdoctoral Studies in Laser Chemical Kinetics (1965-1966 school year); and Brigham Young University, Provo, Utah, earning his Ph.D., 1965, in Physical Chemistry and his B.A., 1960, in Chemistry and Mathematics. He enjoys a reading knowledge of German and French, and is fluent in Spanish, by formal study and residence in Hispanic countries. His awards include NIH Postdoctoral Fellow (1965-1966), NDEA Graduate Fellow (1962-1965), Outstanding Thesis Award (1965), Army Commendation Medal (for technical work, 1962), U.S. Department of Energy Certificate of Appreciation (1989), American Academy of Environmental Engineers Excellence in Environmental, Engineering Superior Achievement Award (1998).

     Leslie Speir is a Directory of our Subsidiary, Hydro-Air Technologies. He brings to that Company the solid technical experience in systems design, and in heading up mechanical design teams. He is presently Senior Designer for the Process Equipment Section, Merrick and Company, having participated in the Cold Vacuum Drying Facility for the DOE Richland Operations Office, and he designed equipment for the Pit-9 Waste Reclamation Characterization Facility. He enriches the Company with specialized knowledge and experience in construction, operation and maintenance of electro-mechanical and hydraulic systems, refrigeration equipment, gas chromatographies, ultra high vacuum systems, and mass pectrometer leak detectors, as well as engineering stress and dynamic drive train and basic nuclear physics calculations and radiation exposure computations, heat flow calculations and operation and maintenance of nuclear reactors including pressurized water sodium cooled and gas cooled variation. He is also trained and experienced in health physics surveying techniques and radiological hazards control.

     Stanley Prueitt is a Director of our Subsidiary, Hydro-Air Technologies. He brings that Company a range of business, management and personnel skills along with solid experience in project controls and coordination. His executive experience includes marketing, franchising, news director, and business start-up, and the organization of public companies. He speaks, reads and writes Scandinavian languages and is an experienced motivational speaker and conductor of public seminars, a very active member of the New Mexico Mounted Patrol.

     Dr. Prueitt and Dr. Jensen are engaged in the affairs our research and development projects substantially full-time. Our other officers and directors provide insubstantial time to our affairs, as needed, but have not been required to devote more than minimal time to us, at the present time.

     Dr.  Melvin  L.  Prueitt,  and  Stanley  Prueitt  are  father  and  son.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based solely upon a review of Forms 3, 4 and 5 furnished to us, if any, we are not aware of any person who at any time during the fiscal year ended December 31, 1998 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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

     This discussion is complicated by those internal arrangements among the HAT shareholders, and their Hydro-Air Founders LLC. The HAT Founders LLC is a kind of trust arrangement for the shares issued to it and the shares which may become issuable to it, when and if HAT produces earnings. Their Founders Agreement sets up a formula for distribution in proportion to their continuing participation. Please see Item 12 following, for more information and for citation to the appropriate exhibits provided with this filing. In order to determine how the HAT founders would distribute their Founders Agreement shares, the computation would include factors such as hours and other participation not yet ascertainable.

     Since it is impossible to determine whether or whom shares may be issued in the future, no tabular presentation of these multiple contingencies is practicable, except to show the amount issued, that maximum amount which could be issued, and the distribution by percentages of those shares, assuming the maximum issuance, as follows:

HAT Shareholder            Issued      %  If Issued
Melvin L. Prueitt           67,239    10    350,200
David Jones                 33,619     5    175,100
Stanley D. Prueitt          33,619     5    175,100
Leslie Speir                33,619     5    175,100
Dana Hansen and Linda       14,008     2     70,040
Hansen
Ara Lee Stevens              5,603     1     35,020
Baycove Investments, Inc.  140,080    20    700,400
Hydro-Air Founders, LLC    372,613    53  1,856,060
 Total HAT                 700,400   100  3,502,000
=========================  =======  ====  =========

     It is important to understand that these relationships and agreements among and between the HAT shareholders and the Hydro-Air Founders pre-existed our acquisition of HAT and are internal matters to that subsidiary. Our obligation to HAT is only to issue additional shares per formula if and when Hat generates earnings to us.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of Issuer's knowledge and belief the following disclosure presents, as of the date of this Report, December 15, 1998, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Issuer, known to or discoverable by Issuer, and the total security ownership of all persons, entities and groups, known to or discoverable by Issuer, to be the beneficial owner or owners of more than five percent of any voting class of Issuer's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. Issuer has only one class of stock, issued and outstanding, namely Common Voting Equity Shares.

     In the following table, the total beneficial ownership of shares is shown. All of the shares issued for the acquisition of HAT are shown as owned/attributed to each of the HAT Founders. Please refer to Item 12 of this
Part III for more acquisition about the internal share ownership relationships of the HAT owners with respect to each other.

             The Remainder of this Page is Intentionally left blank
                          Please see Table on next page

 Name and Address of Beneficial Owner        Share             %
                                             Ownership
--------------------------------------------------------------------------------
Dr. Melvin L. Prueitt (1)                       700,400     5.33
146A Estagate Drive
Los Alamos, New Mexico, 87544
Chairman/Director
--------------------------------------------------------------------------------
Joel S. Dumaresq                                 20,000     0.15
#5 4360 Agar Drive
Richmond BC Canada V7B 1A3
President/Director
--------------------------------------------------------------------------------
Norman Wareham                                      -0-     0.00
1177 West Hastings
Vancouver BC 2V6E 2K3   Secretary
Treasurer/Director
--------------------------------------------------------------------------------
David M. Jones (1)                              700,400     5.33
146A Estagate Drive
Los Alamos, New Mexico, 87544  Director
--------------------------------------------------------------------------------
Dr. Reed Jensen.                                350,000     2.66
146A Estagate Drive
Los Alamos, New Mexico, 87544  Director
--------------------------------------------------------------------------------
Officers and Directors as a Group             1,770,800    13.48
--------------------------------------------------------------------------------
Leslie Speir (1)                                700,400     5.33
1177 West Hastings
Vancouver BC V6E 2K3   Director Subsidiary
--------------------------------------------------------------------------------
Stanley Prueitt (1)                             700,400     5.33
1177 West Hastings
Vancouver BC V6E 2K3   Director Subsidiary
--------------------------------------------------------------------------------
Hydro-Air Founders (1)                          700,400     5.33
1177 West Hastings
Vancouver BC V6E 2K3
--------------------------------------------------------------------------------
Givigest Fiduciaria SA                          800,000     6.09
Corso Elvezia 4
6900 Lugano Switzerland
--------------------------------------------------------------------------------
Diane Poole (2)                                 940,000     7.16
1177 West Hastings
Vancouver BC V6E 2K3
--------------------------------------------------------------------------------
Baycove Investments, Ltd. (2)                   940,000     7.16
1177 West Hastings
Vancouver BC V6E 2K3
--------------------------------------------------------------------------------
Baycove Capital Crop. (2)                       940,000     7.16
1177 West Hastings
Vancouver BC V6E 2K3
--------------------------------------------------------------------------------
Total Shares Issued and Outstanding          13,135,911   100.00
================================================================================

(1) The Founders of HAT are the interested persons in the Hydro-Air Founders. In addition to displaying the actual shares of each, the total of all is shown as attributed to each. Please see Item 12, Relationships and Transactions, for more information and disclosure.

(2) Rene Poole is the managing Director of the two Baycove entities. Diane Poole is Rene Poole's daughter. These shareholders report that they are a single group of related shareholders.

     CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of Registrant. Should we encounter new technologies with synergies to our existing work, further acquisitions might well be considered. However, we have enough before us at the present time, such that we are not looking for additional project or other acquisitions at this time. Neither our officers, directors, promoters or their respective affiliates have had any discussions with (and there are no present plans, proposals or arrangements with) any representatives of the owners of any business or company regarding the possibility of any additional acquisitions or mergers.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The founders of HAT are interested persons in the Hydro-Air Founders, LLC, an entity created by the founders of HAT to determine the ultimate and phased distribution of shares issued and to be issued to HAT for its acquisition by this Issuer.

     Founders Agreement. Pursuant to that certain Founders Agreement, David F. Jones, Melvin L. Prueitt, Stanley Prueitt, and Leslie Speir (individually referred to by name or as a "HAT Shareholder," and collectively referred to as "HAT Shareholders") and Hydro-Air Technologies, Inc., ("HAT") a New Mexico corporation (Corporation") agreed to a plan of organization, management and funding for the HAT and for ownership of their interest in the Solar Energy Limited. The sum and substance of this agreement is that the "Founders Shares", that is the shares issued to Hydro-Air Founders, LLC, would be distributed to the Founders according to a formula keyed to their future participation, measured by hours, and by specific kinds of tasks. This Founders agreement is internal to the Founders of HAT and does not further concern Solar Energy Limited, this reporting corporation.

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

     Voting Trust Agreement. The HAT shareholders also created a Voting Trust, to hold and manage the shares covered by their Founders Agreement. This agreement is also internal to the Founders and Shareholders of HAT, and does not further concern Solar Energy Limited.

     Stock Restriction Agreement. The HAT shareholders also created a private stock restriction agreement, to limit the ability, as between the Founders and Shareholders, to resell the shares of stock issued to them, in connection with the acquisition of HAT by Solar Energy Limited.

     The Founders Agreement, the Voting Agreement, and the Stock Restriction Agreement effectively precede the acquisition by us of HAT. We are not a party to these internal agreements of the HAT Founders and Shareholders.

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. Audited Consolidated Financial Statements, for the years ended December 31, 1999, and 1998.

 (B)  FORM  8-K  REPORTS.  None.

 (C) EXHIBITS. F-99 Audited Consolidated Financial Statements, for the years ended December 31, 1999, and 1998.

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


                                 /s/                         /s/
                       Dr. Melvin L. Prueitt          Joel S. Dumaresq
                         Chairman/Director          President/Director


                                /s/                      /s/
                           Norman Wareham          David M. Jones
                  Secretary/Treasurer/Director          Director


                                            /s/
                                    Dr. Reed Jensen
                                        Director

--------------------------------------------------------------------------------
                                  EXHIBIT F-99
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR YEARS ENDED
                             DECEMBER 31, 1999, 1998
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                 C O N T E N T S


Accountants  Report                                  3

Consolidated  Balance  Sheets                        4

Consolidated  Statements  of  Operations             5

Consolidated  Statements  of  Stockholders  Equity   6

Consolidated  Statements  of  Cash  Flows            7

Notes  to  the  Consolidated  Financial  Statements  8

                          INDEPENDENT AUDITOR S REPORT

To the Board of Directors and Stockholders of Solar Energy Limited

We have audited the accompanying consolidated balance sheets of Solar Energy Limited (a Development Stage Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders equity and cash flows for the years ended December 31, 1999, 1998, 1997 and from inception on January 5, 1994 through December 31, 1999. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited (a Development Stage Company) as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years ended December 31, 1999, 1998, 1997 and from inception on January 5, 1994 through December 31, 1999 in conformity with generally accepted accounting principles.

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

_________/s/_________
Salt  Lake  City,  Utah
March  7,  2000

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                                              December  31,
                                                         1999               1998
--------------------------------------------------------------------------------
Current  assets
   Cash                                               $263,371          $286,627
   Employee  advance                                         0               213
   Notes  receivable  (Note  9)                              0            50,000
Total  Current  Assets                                 263,371           336,840
Property  &  Equipment  (Note  5)                       25,297            16,653
Other  Assets
Organization  costs  (Note  1)                               0             2,181
Patent  Costs  (Note  6)                                33,549             9,808
Goodwill  (Note  7)                                    445,908            66,677
Deposits                                                 4,537             3,537
Total  Other  Assets                                   483,994            82,203
      Total  Assets                                   $772,662          $435,696
================================================================================

                      LIABILITIES AND STOCKHOLDERS  EQUITY
Current  Liabilities
Accounts  payable                                       58,973            44,236
Accrued  liabilities                                    16,183            15,154
Notes  payable  -  related  party  (Note  8)           428,639           210,252
Total  Current  Liabilities                            503,795           269,642
Stockholders  Equity
Common  Stock,  authorized
50,000,000  shares  of  $.0001  par  value,
issued  and  outstanding  13,153,911  and
11,903,911  shares  respectively                         1,315             1,190
Additional  Paid  in  Capital                        1,617,197           953,323
Deficit  Accumulated  During  the
Development  Stage                                  (1,349,645)        (788,459)
Total  Stockholders  Equity                            268,867           166,054
Total  Liabilities  and  Stockholders  Equity         $772,662          $435,696
================================================================================

     The  accompanying  notes are an integral part of these financial statements

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Operations

                                                                      Cumulative
                                        For  the  years                  Total
                                      ended  December  31,               Since
                              1999           1998           1997       Inception
--------------------------------------------------------------------------------

Revenues:                    $     0        $     0        $      0      $     0
Expenses:
Amortization                  67,981         19,866             500       89,847
Depreciation                   6,516              0               0        6,516
Bank  Charges                  1,152            983               0        2,135
Bad  Debt                          0        225,000               0      225,000
Consulting                    48,007         16,675               0       66,900
Filing  Fees                       0              0               0          235
Financial  Services            4,512              0           3,500       16,552
Interest  Expense                  0         15,923               0       15,923
Legal  and  accounting        26,294         90,089               0      128,883
Office                         4,459          3,072               0        7,531
Promotion                        275         15,666               0       15,941
Notary                             0              0               0           20
Research  & Development      399,792        288,088               0      687,880
Travel                        10,474         89,328               0       99,802
================================================================================
Total  Expenses              569,462        764,690           4,000    1,363,165
Other  Income  (Expenses)
Interest  Income               8,276          5,244               0       13,520
Net  (Loss)                $(561,186)     $(759,446)        $(4,000)$(1,349,645)
Net  Loss  Per  Share         $(.045)        $(.147)         $(.003)     $(.358)
Weighted  average  shares
outstanding               12,378,911      5,164,228       1,278,511    3,766,694
================================================================================
  The  accompanying  notes are an integral part of these financial statements

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders  Equity

                                                                       Deficit
                                                                     Accumulated
                                                   Additional        During  the
                              Common  Stock         paid-in          Development
                          Shares         Amount     capital             Stage
--------------------------------------------------------------------------------
Balance at beginning of development
stage-January 5, 1994         0        $     0     $       0          $        0

Stock issued for
organization cost     1,250,000            125         2,375                   0

Net loss December
31,  1994                     0              0             0               (500)
Balance,  December
31, 1994              1,250,000           125          2,375               (500)

Net  loss  December
31,  1995                     0             0              0               (500)
Balance,  December
31, 1995              1,250,000           125          2,375             (1,000)

Shares  issued  for
cash at $.10             13,000             1         25,999                   0

Shares  issued for
cash at $.00458           8,312             1            761                   0

Shares  issued  for
cash  at $.01             1,250             0            251                   0

Stock  split  rounding
adjustment                5,949             1             (1)                  0

Net  loss  December
31,  1996                     0             0              0            (24,013)
Balance,  December
31, 1996              1,278,511           128         29,385            (25,013)

Net  loss  December
31,  1997                     0             0              0             (4,000)
Balance,  December
31, 1997              1,278,511           128         29,385            (29,013)

Shares issued for acquisition of
Hydro-Air
Technologies, Inc.      700,400            70            (70)                  0

Shares issued for cash at
$.10 per share       7,800,000            780         779,220                  0

Shares  issued  for  cash  at
$1.00 per share        125,000             12         124,988                  0

Shares  issued  for  cash  at
$.01 per share       2,000,000            200          19,800                  0

Net  loss  for  the  year  ended
December  31,  1998          0              0               0          (759,446)
Balance,  December
31,  1998           11,903,911          1,190         953,323          (788,459)

Shares  issued  for  cash  at
$1.00  per  share     100,000              10          99,990                  0

Shares  issued  for  acquisition  of  Renewable
Energy  Corporation   350,000              35         419,965                  0

Shares  issued  for  cash  at
$.18  per  share      800,000              80         143,920                  0

Net  loss  for  the  year  ended
December  31,  1999         0               0               0          (561,186)
Balance,  December
31,  1999          13,153,911          $1,315      $1,617,197       $(1,349,645)
================================================================================

  The  accompanying  notes are an integral part of these financial statements

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows
                                                                    January  5,
                                                                        1994
                                                                     (inception
                                                                      of  the
                                                                    development
                                             For  the  years        stage)  to
                                           ended  December  31,   December  31,
                                       1999        1998          1997       1999
--------------------------------------------------------------------------------
Cash  Flows  From  Operating
Activities
Net  loss                         $(561,186)   $(759,446)  $(4,000) $(1,349,645)
Adjustments  to  reconcile
net  loss  to  net  cash
provided  by  operations
(net  of  acquisition):
Amortization/Depreciation            74,497       21,968       500        98,465
Increase/Decrease  in:
Employee  advance                       213         (176)        0            37
Accounts  payable                    14,321       34,770         0        49,091
Accrued  expenses                     1,029       15,154         0        16,183
Net  Cash  Flows  Used  In
Operating  Activities              (471,126)    (687,730)   (3,500)  (1,185,869)
Cash  Flows  From  Investment
Activities:
Cash  acquired  from  subsidiary     42,733      204,956         0       247,689
Cash  paid  for  patent  costs      (28,872)      (3,917)        0      (32,789)
Cash  paid  for  property &
equipment                           (17,378)      (8,397)        0      (25,775)
Cash paid for deposits               (1,000)      (3,537)        0       (4,537)
Cash  paid  on  notes  receivable         0      (50,000)        0      (50,000)
Net  Cash  Provided  by  Investing
Activities                           (4,517)     139,105         0       134,588
Cash  Flows  From  Financing
Activities:
Issued  common  stock  for  cash    244,000      925,000         0     1,196,013
Cash  received  on  advance  by
shareholders                        318,387      410,252         0       728,639
Cash  paid  on  debt  financing    (110,000)    (500,000)        0     (610,000)
Net  Cash  Provided  by  Financing
Activities                          452,387      835,252         0     1,314,652
Net increase (decrease) in cash     (23,256)     286,627    (3,500)      263,371
Cash,  beginning  of  year          286,627            0     3,500             0
Cash,  end  of  year               $263,371     $286,627   $     0      $263,371
Supplemental  Cash  Flow  Information
Cash  Paid  For:
Interest                           $      0      $15,923   $     0       $15,923
     Taxes                         $      0      $     0   $     0       $     0
================================================================================

  The  accompanying  notes are an integral part of these financial statements

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                           December 31, 1999 and 1998




NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

     Solar Energy Limited ( the Company ) was incorporated as Taurus Enterprises, Inc. under the laws the State of Delaware on January 5, 1994. The Company was organized primarily for the purpose of operating a used automobile brokerage firm. The Company did not become operational and abandoned its attempts to establish the brokerage operation.

     In August of 1996 its shareholders decided to reactivate the Company, merge the Company with Salvage World, Inc., a private company, change the name to Salvage World, Inc. and reincorporate in the state of Nevada.

    On December 17, 1997 the Company merged with Solar Energy Limited (Solar) a Delaware corporation organized on July 24, 1997 and changed the name to Solar Energy Limited. The surviving corporation is the Delaware corporation and the authorized shares were changed to 50,000,000 par value $.0001. Solar s headquarters are located in Los Alamos, New Mexico.

     On January 1, 1998 the Company issued the initial 170,400 shares of stock and on October 21, 1998 an additional 530,000 share were issued for the acquisition of 100% of Hydro-Air Technologies, Inc. (Hydro) a New Mexico corporation organized June 18, 1997. Hydro owns various rights to patented intellectual property called Hydro-Air Renewable Power System ( HARPS ), and has developed a prototype system to generate electricity from the evaporation of water. Hydro s headquarters are located in Los Alamos, New Mexico. This business combination was accounted using the purchase method.

     In January 1999 the Company issued 350,000 shares of stock for the acquisition of 100% of Renewable Energy Corporation (RECO) a New Mexico corporation organized November 30, 1998. RECO owns various rights to patented intellectual property associated with the solar recycling of CO2 to fuel. RECO s headquarters are located in Los Alamos, New Mexico.

     The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

     b.  Accounting  Method

     The Company recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share is not presented because it is anti-dilutive.

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (Continued)

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,349,645 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998.

                                                         1999               1998
--------------------------------------------------------------------------------
     Deferred  tax  asset:
   NOL  carrryforward                                $458,880           $268,076
Valuation  allowance                                 (458,880)         (268,076)
Total                                                $      0           $      0

     f.  Organization  Costs

          The Company incurred $2,500 of organization costs in 1994. These costs, which were paid by shareholders of the Company, were exchanged for 1,250,000 shares of common stock. Organization costs are being amortized on a straight line method over a 60 month period. These costs will be recovered only if, the Company is able to generate a positive cash flow from operations. Hydro incurred costs of $3,116 for their organization. All organizational costs were fully amortized during 1999 to conform with recently issued accounting standards.

     g.  Use  of  estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve extensive reliance on management s estimates. Actual results could differ from those estimates.

     h.  Principles  of  Consolidation

     The Consolidated Financial Statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc. (1999 and 1998) and Renewable Energy Corporation (1999 only). All intercompany accounts and transactions have been eliminated in the consolidation.

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE  2  -  Going  Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management s plan to raise sufficient funds to develop the next phase of the HARPS Technology and then begin to manufacture and market the HARPS Power system.

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

     During January 1999, the Company issued 350,000 shares of its common stock to acquire 100% of the stock of Renewable Energy Corporation. The shares were valued at $1.20 each net of a 40% discount due on their restricted nature based on the trading value of the stock at the time.

     During May 1999, the Company issued 100,000 shares of its common stock for cash of $100,000.

     During November 1999, the Company issued 800,000 shares of its common stock for cash of $144,000.

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE  5  -  Property  &  Equipment

     Property and equipment consists of the following at December 31, 1999 and 1998:

                                                         1999               1998
--------------------------------------------------------------------------------
     Office  Equipment  &  Furniture                  $26,496            $11,020
Tools                                                   1,539              1,539
Auto                                                    6,522              6,522
================================================================================
                                                       34,557             19,081
Accumulated  Depreciation                              (9,260)           (2,428)
Net  Property  &  Equipment                           $25,297            $16,653

     Depreciation expense for the years ended December 31, 1999 and 1998 is $6,516 and $2,102, respectively.

NOTE  6  -  Patent  Costs

     The Company has incurred legal costs in connection with the Patent process which the Company has rights to, and has therefore capitalized those costs and is amortizing them over a five year period. Amortization expense attributable to patents during 1999 and 1998 was $7,312 and $778, respectively.

NOTE  7  -  Goodwill

     The Company recorded Goodwill in connection with the acquisition of Hydro, due to the negative equity position of Hydro. A total of $83,346 was recorded upon acquisition and is being amortized over a 5 year period. The realization of this asset is contingent upon Hydro s ability to generate revenues from the HARPS process.

     The Company also recorded Goodwill in connection with the acquisition of RECO due to the negative equity position of RECO. A total of $439,900 was recorded upon acquisition and is being amortized over a ten year period. The realization of this asset is contingent upon RECO s ability to generate revenues from the Solar Energy process.

NOTE  8  -  Notes  Payable  -  Related  Party

     FCIC a shareholder of the Company advanced $300,000 to Hydro Air during 1997 and $200,000 to the Company during 1998 for phase one expense requirements. $500,000 has been paid back, leaving a $0 balance due at December 31, 1998.

     Cesare Bette, a shareholder, loaned the Company $100,000 during 1998 as a short term working capital loan. The advance was repaid in February 1999.

     Baycove Investments, Ltd., a shareholder, loaned the Company $308,387 and $110,252 during 1999 and 1998, respectively. The loans are non-interest bearing and due upon demand. The balance of these loans at December 31, 1999 and 1998 is $418,639 and $110,252, respectively

     Reed Jensen, a shareholder, loaned the Company $20,000 during 1999. The loan is non-interest bearing and due upon demand. The Company made payments of $10,000 on the loan and the balance due at December 31 1999 is $10,000.

     The  accompanying  notes are an integral part of these financial statements

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE  9  -  Notes  Receivable/Acquisition  of  RECO

     Pursuant to a purchase agreement between the Company and Renewable Energy Corporation (RECO) the Company advanced $50,000 during 1998 as an unsecured loan. Upon the closing at January 31, 1999, $30,000 of the loan converted to equity of RECO and the Company became 100% owners of the common stock. The remaining $20,000 of the unsecured loan was advanced for startup costs and is considered as a cost of the investment in RECO. According to the agreement, the Company issued 350,000 shares to the shareholders of RECO. This business combination was accounted for using the purchase method.

In addition, the agreement specifies a commitment by the Company to provide working capital loans of $5,700,000 to it subsidiaries throughout various phases of development.

NOTE  10  -  Commitments

     The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

     The Company is committed to an operating lease for office space in Los Almos, New Mexico that expires in August 2000. Future minimum lease payments are as follows at December 31, 1999.

2000      $          18,400
Total     $          18,400
          =          ======

NOTE  11  -  Fair  Value  of  Financial  Instruments

    Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

     Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.