Form 10QSB
period 1999-03-31
SOLAR ENERGY LTD
filed 2000-04-26
CIK 1058322

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                      For the Quarter ended March 31, 1999

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
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (604)  257-3602

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered pursuant to Section 12(g) of the Act: 3/31/99  11,903,911

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of March 31, 1999 the number of shares outstanding of the Registrant's Common Stock was 11,903,911

                                  INTRODUCTION

     Our 1934 Securities Exchange Act registration of our common stock has become effective during 1999, but has not yet cleared final comments by the Staff of the Securities and Exchange Commission.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         ITEM 1.   FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 99QF-1 for the three months ended March 31, 1999.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are a development stage company. Our activities to date consist entirely of research and development.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                          ITEM 6.  REPORTS ON FORM 8-K

                                      None

                                    EXHIBITS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 99QF-1 for the three months ended March 31, 1999.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  March  31,  1999
                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)

/s/                            /s/
Dr. Melvin L. Prueitt          Joel S. Dumaresq
Chairman/Director              President/Director


/s/                                   /s/
Norman Wareham                        David M. Jones
Secretary/Treasurer/Director          Director

--------------------------------------------------------------------------------
                                 EXHIBIT 99QF-1

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------

                               SOLAR ENERGY, LTD.
                           BALANCE SHEETS (UNAUDITED)
              For the fiscal years ended December 31, 1997 and 1998
                  And for the three months ended March 31, 1999

                                                           March 31,         December 31,
                                                              1999        1998       1997
                                                        -----------  ----------  ---------
CURRENT ASSETS
Cash                                                    $  373,486   $ 286,627   $      0
Employee advance                                               -0-         213        -0-
Notes receivable                                               -0-      50,000        -0-
                                                        -----------  ----------  ---------
Total Current Assets                                       373,486     336,840        -0-
                                                        -----------  ----------  ---------
Property & Equipment                                        25,297      16,653        -0-
                                                        -----------  ----------  ---------
OTHER ASSETS
Organization costs                                             -0-       2,181        -0-
Patent costs                                                17,344       9,808        -0-
Goodwill                                                    75,713      66,677        -0-
Deposits                                                     4,537       3,537        500
                                                        -----------  ----------  ---------
                                                            97,594      82,203        500
                                                        -----------  ----------  ---------
TOTAL ASSETS                                            $  496,377   $ 435,696   $    500
                                                        ===========  ==========  =========
LIABILITIES
Accounts payable                                            58,973      44,236          0
Accrued liabilities                                         16,183      15,154          0
Notes payable - related party                              399,685     210,252        -0-
                                                        -----------  ----------  ---------
Total Liabilities                                          474,841     269,642        -0-
STOCKHOLDERS' EQUITY
Common Stock, $.0001 par value; authorized 50,000,000
   shares; issued and outstanding, 11,903,911
   11,903,911 and 1,278,511 shares respectively              1,190       1,190        128
Additional Paid in Capital                                 953,322     953,323     29,385
Accumulated Surplus (Deficit)                             (932,976)   (788,459)   (29,013)
                                                        -----------  ----------  ---------
Total Stockholders' Equity                                  21,536     166,054        500
                                                        -----------  ----------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  496,377   $ 435,696   $    500
                                                        ===========  ==========  =========

   The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY, LTD.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
              For the fiscal years ended December 31, 1997 and 1998
                  And for the three months ended March 31, 1999

                                                                             Comulative
                                                    For the years              Total
                               March 31,           ended December 31,          Since
                                1999                 1998         1997      Inception
                           ------------  --------------------  -----------  -----------
Revenues:                  $         0   $                 0   $        0   $        0
Expenses:
Amortization                    16,995                19,866          500       38,861
Bad Debt                           -0-               225,000          -0-      225,000
Bank Charges                       288                   983          -0-        1,271
Consulting                      10,407                16,675          -0-       29,300
Depreciation                     1,629                   -0-          -0-        1,629
Filing Fees                        -0-                   -0-          -0-          235
Financial Services               1,500                   -0-        3,500       13,540
Interest expense                   -0-                15,923          -0-       15,923
Legal and accounting             6,774                90,089          -0-      109,363
Notary                             -0-                   -0-          -0-           20
Office                           1,115                 3,072          -0-        4,187
Promotion                          -0-                15,666          -0-       15,666
Research and development       105,223               288,088          -0-      393,311
Travel                           2,655                89,328          -0-       91,983
                           ------------  --------------------  -----------  -----------
Total Expenses                 146,586               764,690        4,000      940,289
                           ------------  --------------------  -----------  -----------
Other Income (Expenses)
Interest Income                  2,069                 5,244          -0-        7,313
                           ------------  --------------------  -----------  -----------
Net Income (Loss)            ($144,517)            ($759,446)     ($4,000)   ($932,976)
                           ============  ====================  ===========  ===========
Loss per Share               ($0.01214)            ($0.14706)   ($0.00313)   ($0.72974)
                           ============  ====================  ===========  ===========
Weighted average number
of shares outstanding:      11,903,911             5,164,228    1,278,511    1,278,511
                           ============  ====================  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY, LTD.
            STATEMENTS OF STOCKHOLDERS' EQUITY  (DEFICIT) (UNAUDITED)
    For the period from inception of the Development Stage on January 5, 1994
              For the fiscal years ended December 31, 1997 and 1998
                  And for the three months ended March 31, 1999

                                                            Additional    Accumulated    Total Stock-
                                        Common      Par     Paid-In       Equity         holders' Equity
                                        Stock       Value   Capital           (Deficit)          (Deficit)
                                        ----------  ------  ------------  -------------  -----------------
Inception (January 5, 1994)                      0  $    0  $         0   $          0   $               0
Inception through December
31, 1994: Stock issued for
cash and services                        1,250,000     125        2,375           (500)              2,000
Year ended December 31, 1994             1,250,000     125        2,375           (500)              2,000
Net Loss December 31, 1995                       0       0            0           (500)                  0
Year ended December 31, 1995             1,250,000     125        2,375         (1,000)              1,500
August 14, 1996, Shares issued
for cash at $2.00                           13,000       1       25,999              0                   0
August 14, 1996, Shares issued
for cash at $0.00458                         8,312       1          761              0                   0
October 29, 1996, Shares issued
for cash at $0.01                            1,250       0          251              0                   0
Stock split rounding adjustment              5,949       1           (1)             0                   0
Net Loss December 31, 1996                       0       0            0        (24,013)                  0
Year ended December 31, 1996             1,278,511     128       29,385        (25,013)              4,500
Net Loss December 31, 1997                       0       0            0         (4,000)                  0
Balances at December 31, 1997            1,278,511     128       29,385        (29,013)                500
January, 1998, Shares issued for
acquisition of Hydro-Air Technologies      700,400      70          (70)             0                   0
January, 1998, Shares issued
for cash @ $0.10                         7,800,000     780      779,220              0                   0
January, 1998, Shares issued
for cash at $1.00 each                     125,000      13      124,988              0                   0
November, 1998, Shares issued
for cash @ $0.01                         2,000,000     200       19,800              0                   0
Net Loss December 31, 1998                       0       0            0       (759,446)                  0
Balances at December 31, 1998           11,903,911   1,190      953,322       (788,459)            166,054
Net Loss March 31, 1999                          0       0            0       (144,517)                  0
Balances at March 31, 1999              11,903,911   1,190      953,322       (932,976)             21,537

   The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY, LTD.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              For the fiscal years ended December 31, 1997 and 1998
                  And for the three months ended March 31, 1999

                                                                                   January 5,
                                                                                 1994 (inception
                                                                                      of the
                                                                                    development
                                                                                     stage) to
                                               March 31,         December 31,         March 31,
                                                  1999         1998       1997          1999
                                            -----------  -----------  ---------  -----------------
Cash Flows from Operating Activities
Net Income (Loss)                            ($146,586)   ($759,446)   ($4,000)         ($935,045)
Add changes not affecting
working capital:
Amortization and Depreciacion                   18,624       21,968        500             42,592
Increase (Decrease) in:
Employee advance                                   213         (176)       -0-                -0-
Accounts Payable                                14,321       34,770        -0-             58,557
Accrued expenses                                 1,029       15,154        -0-             16,183
                                            -----------  -----------  ---------  -----------------
Total working capital (used)                  (112,399)    (687,730)    (3,500)               -0-
                                            -----------  -----------  ---------  -----------------
Cash Flows from Investment Activities
Cash acquired from subsidiary                   42,733      204,956        -0-            247,689
Cash paid for patent costs                      (7,536)      (3,917)       -0-            (11,453)
Cash paid for property & equipment             (17,378)      (8,397)       -0-            (25,775)
Cash paid for Deposits                          (1,000)      (3,537)       -0-             (4,537)
Cash paid for on notes receivable                  -0-      (50,000)       -0-            (50,000)
                                            -----------  -----------  ---------  -----------------
Net Cash Provided by Investing Activities       16,819      139,105        -0-                -0-
                                            -----------  -----------  ---------  -----------------
Cash Flows from Financing Activities
Issued common stock for cash                       -0-      925,000        -0-            952,013
Cash received on advance by shareholders       182,439      410,252        -0-            592,691
Cash paid on debt financing                        -0-     (500,000)       -0-           (500,000)
                                            -----------  -----------  ---------  -----------------
Net Cash Provided by Financing Activities      182,439      835,252        -0-                -0-
                                            -----------  -----------  ---------  -----------------
Net increase (decrease) in cash                 86,859      286,627     (3,500)           373,486
Cash, beginning of period                      286,627          -0-      3,500                -0-
                                            -----------  -----------  ---------  -----------------
Cash, end of period                         $  373,486   $  286,627   $      0   $        373,486
                                            ===========  ===========  =========  =================
Supplemental Cash Flow Information
Cash paid for:
Interest                                    $        0   $   15,923   $      0   $         15,923
Taxes                                       $        0   $        0   $      0   $              0

   The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                  December 31, 1997 and 1998 and March 31, 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

Solar Energy Limited ("the Company") was incorporated as Taurus Enterprises, Inc. under the laws of the State of Delaware on January 5, 1994. The Company was organized primarily for the purpose of operating a used automobile brokerage firm. The Company did not become operational and abandoned its attempts to establish the brokerage operation.

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

On January 1, 1998 the Company issued the initial 170,400 shares of stock and on October 21, 1998 an additional 530,000 share were issued for the acquisition of 100% of Hydro-Air Technologies, Inc. (Hydro) a New Mexico corporation organized June 18, 1997. Hydro owns various rights to patented intellectual property called Hydro-Air Renewable Power System ("HARPS"), and has developed a prototype system to generate electricity from the evaporation of water. Hydro's headquarters are located in Los Alamos, New Mexico. This business combination was accounted using the purchase method.

In January 1999 the Company authorized the issuance 350,000 shares of stock for the acquisition of 100% of Renewable Energy Corporation (RECO) a New Mexico corporation organized November 30, 1998. RECO owns various rights to patented intellectual property associated with the solar recycling of CO2 to fuel. RECO's headquarters are located in Los Alamos, New Mexico. These shares were issued in April, 1999.

The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

     b.  Accounting  Method

The  Company  recognizes income and expenses on the accrual basis of accounting.

                              SOLAR ENERGY LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  December 31, 1997 and 1998 and March 31, 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (Continued)

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

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $932,976 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at March 31, 1999 and 1998.

                           1999           1998
                           ----           ----
Deferred  tax  asset:
NOL  carrryforward       $317,212      $268,076
Valuation  allowance     (317,212)     (268,076)
                         --------      --------
Total                    $      0       $     0

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

                               SOLAR  ENERGY  LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  December 31, 1997 and 1998 and March 31, 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (Continued)

     g.  Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     h.  Principles  of  Consolidation

The Consolidated Financial Statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc. (1999 and 1998) and Renewable Energy Corporation (1999 only). All intercompany accounts and transactions have been eliminated in the consolidation.

NOTE  2  -  Going  Concern

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise sufficient funds to develop the next phase of the HARPS Technology and then begin to manufacture and market the HARPS Power system.

NOTE  3  -  Development  Stage  Company

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4  -  Stockholders'  Equity  Transactions

Pursuant to the plan or reorganization and merger agreement dated August 20, 1996, the Company merged Taurus Enterprises, Inc. (a public company) with Salvage World, Inc. (a private company). The shareholders of Taurus returned their stock and received stock in the new combined entity named Salvage World, Inc. The Company changed the par value of its common stock from $.0001 to $.001.

                              SOLAR  ENERGY  LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  December 31, 1997 and 1998 and March 31, 1999

NOTE  4  -  Stockholders'  Equity  Transactions  (continued)

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

The Company also issued 125,000 shares of common stock for $125,000 in a 505 exempt offering.

NOTE  5  -  Property  &  Equipment

Property  and  equipment  consists  of the following at March 31, 1999 and 1998:

                                              1999                 1998
                                             ------               ------
Office  Equipment  &  Furniture             $26,496              $11,020
Tools                                         1,539                1,539
Auto                                          6,522                6,522
                                            -------               ------
                                             34,557               19,081
     Accumulated  Depreciation               (9,260)             (2,428)
     Net  Property  &  Equipment            $25,297              $16,653


Depreciation expense for the years ended March 31, 1999 and 1998 is $6,516 and $2,102, respectively.

NOTE  6  -  Patent  Costs

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

                              SOLAR ENERGY LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  December 31, 1997 and 1998 and March 31, 1999

NOTE  7  -  Goodwill

The Company recorded Goodwill in connection with the acquisition of Hydro, due to the negative equity position of Hydro. A total of $83,346 was recorded upon acquisition and is being amortized over a 5 year period. The realization of this asset is contingent upon Hydro's ability to generate revenues from the HARPS process.

The Company also recorded Goodwill in connection with the acquisition of RECO due to the negative equity position of RECO. A total of $439,900 was recorded upon acquisition and is being amortized over a ten year period. The realization of this asset is contingent upon RECO's ability to generate revenues from the Solar Energy process.
NOTE  8  -  Notes  Payable  -  Related  Party

FCIC a shareholder of the Company advanced $300,000 to Hydro Air during 1997 and $200,000 to the Company during 1998 for phase one expense requirements. $500,000 has been paid back, leaving a $0 balance due at December 31, 1998.

Cesare Bette, a shareholder, loaned the Company $100,000 during 1998 as a short term working capital loan. The advance was repaid in February 1999.

Baycove Investments, Ltd., a shareholder, loaned the Company $308,387 and $110,252 during 1999 and 1998, respectively. The loans are non-interest bearing and due upon demand. The balance of these loans at March 31, 1999 and 1998 is $418,639 and $110,252, respectively

Reed Jensen, a shareholder, loaned the Company $20,000 during 1999. The loan is non-interest bearing and due upon demand. The Company made payments of $10,000 on the loan and the balance due at March 31, 1999 is $10,000.

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

NOTE  9  -  Notes  Receivable/Acquisition  of  RECO  (continued)

In addition, the agreement specifies a commitment by the Company to provide working capital loans of $5,700,000 to it' subsidiaries throughout various phases of development.

                              SOLAR ENERGY LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  December 31, 1997 and 1998 and March 31, 1999

NOTE  10  -  Commitments

The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

The Company is committed to an operating lease for office space in Los Almos, New Mexico that expires in August 2000. Future minimum lease payments are as follows at March 31, 1999.

     2000      $          18,400
               -          ------
     Total     $          18,400
               =          ======

NOTE  11  -  Fair  Value  of  Financial  Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Based on borrowing rates currently available to the Company for loans with similar terms, the