Form 10QSB
period 1999-06-30
SOLAR ENERGY LTD
filed 2000-04-26
CIK 1058322

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                       For the Quarter ended June 30, 1999

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
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (604)  257-3602

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered pursuant to Section 12(g) of the Act: 3/31/99  12,353,911

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As  of  June  30,  1999  the  number  of  shares  outstanding  of the  Registrant's  Common  Stock  was  12,353,911

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


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 99QF-2 for the six months ended June 30, 1999.


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


                           PART II: OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                          ITEM 6.  REPORTS ON FORM 8-K

                                      None

                                    EXHIBITS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 99QF-2 for the six months ended June 30, 1999.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  June  30,  1999
                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)


/s/                                   /s/
Dr. Melvin L. Prueitt                 Joel S. Dumaresq
Chairman/Director                     President/Director

/s/                                   /s/
Norman Wareham                        David M. Jones
Secretary/Treasurer/Director          Director

--------------------------------------------------------------------------------
                                 EXHIBIT 99QF-2

                         UN-AUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                               SOLAR ENERGY, LTD.
                           BALANCE SHEETS (UNAUDITED)
              For the fiscal years ended December 31, 1997 and 1998
                   And for the six months ended June 30, 1999

                                                            June 30,           December 31,
                                                                      --------------
                                                               1999            1998       1997
                                                        ------------  --------------  ---------
CURRENT ASSETS
Cash                                                    $   287,440   $     286,627   $      0
Employee advance                                                -0-             213        -0-
Notes receivable                                                -0-          50,000        -0-
                                                        ------------  --------------  ---------
Total Current Assets                                        287,440         336,840        -0-
                                                        ------------  --------------  ---------
Property & Equipment                                         25,297          16,653        -0-
                                                        ------------  --------------  ---------
OTHER ASSETS
Organization costs                                              -0-           2,181        -0-
Patent costs                                                 17,344           9,808        -0-
Goodwill                                                    467,789          66,677        -0-
Deposits                                                      4,537           3,537        500
                                                        ------------  --------------  ---------
Total Other Assets                                          457,789          82,203        500
                                                        ------------  --------------  ---------
TOTAL ASSETS                                                780,526         435,696        500
                                                        ============  ==============  =========
LIABILITIES
Accounts payable                                             58,973          44,236
Accrued liabilities                                          16,183          15,154
Notes payable - related party                               297,726         210,252        -0-
                                                        ------------  --------------  ---------
Total Liabilities                                           372,882         269,642        -0-
STOCKHOLDERS' EQUITY
Common Stock, $.0001 par value; authorized 50,000,000
   shares; issued and outstanding, 12,353,911
   11,903,911 and 1,278,511 shares respectively               1,235           1,190        128
Additional Paid in Capital                                1,473,277         953,323     29,385
Accumulated Surplus (Deficit)                            (1,066,868)       (788,459)   (29,013)
                                                        ------------  --------------  ---------
Total Stockholders' Equity                                  407,644         166,054        500
                                                        ------------  --------------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   780,526   $     435,696   $    500
                                                        ============  ==============  =========

   The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY, LTD.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
              For the fiscal years ended December 31, 1997 and 1998
                   And for the six months ended June 30, 1999

                                                                  Cumulative
                                               For the Years         Total
                                June 30,          Ended              Since
                                  1999         1998         1997   Inception
                           ------------  -----------  -----------  -------------
Revenues:                          -0-          -0-          -0-            -0-
Expenses:
Amortization                    33,991       19,866          500         55,857
Bad Debt                           -0-      225,000          -0-        225,000
Bank Charges                       539          983          -0-          1,522
Consulting                      22,407        16675          -0-         41,300
Depreciation                     3,258          -0-          -0-          3,258
Filing Fees                        -0-          -0-          -0-            235
Financial Services               2,500          -0-        3,500         14,540
Interest expense                   -0-       15,923          -0-         15,923
Legal and accounting            10,576       90,089          -0-        113,165
Notary                             -0-          -0-          -0-             20
Office                           2,230        3,072          -0-          5,302
Promotion                          275       15,666          -0-         15,941
Research and development       199,896      288,088          -0-        487,984
Travel                           6,875       89,328          -0-         96,203
                           ------------  -----------  -----------  -------------
Total Expenses                 282,547      764,690        4,000      1,076,250
                           ------------  -----------  -----------  -------------
Other Income (Expenses)
Interest Income                  4,138        5,244          -0-          9,382
                           ------------  -----------  -----------  -------------
Net Income (Loss)            ($278,409)   ($759,446)     ($4,000)   ($1,066,868)
                           ============  ===========  ===========  =============
Loss per Share             $ (0.02327)    $(0.14706)  $ (0.00313)   $  (0.83446)
                           ============  ===========  ===========  =============
Weighted average number
of shares outstanding:      11,966,065    5,164,228    1,278,511      1,278,511
                           ============  ===========  ===========  =============

   The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY, LTD.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICI)(UNAUDITED)
   For the period from inception of the Development stage on January 5, 1994,
              For the fiscal years ended December 31, 1997 and 1998
                   And for the six months ended June 30, 1999

                                                            Additional    Accumulated    Total Stock-
                                        Common      Par     Paid-In       Equity         holders' Equity
                                        Stock       Value   Capital           (Deficit)          (Deficit)
                                        ----------  ------  ------------  -------------  -----------------
Inception (January 5, 1994)                    -0-  $    0  $         0   $          0   $               0
Inception through December
31, 1994: Stock issued for
cash and services                        1,250,000     125        2,375           (500)              2,000
Year ended December 31, 1994             1,250,000     125        2,375           (500)              2,000
Net Loss December 31, 1995                       0       0            0           (500)                  0
Year ended December 31, 1995             1,250,000     125        2,375         (1,000)              1,500
August 14, 1996, Shares issued
for cash at $2.00                           13,000       1       25,999              0                   0
August 14, 1996, Shares issued
for cash at $0.00458                         8,312       1          761              0                   0
October 29, 1996, Shares issued
for cash at $0.01                            1,250       0          251              0                   0
Stock split rounding adjustment              5,949       1           (1)             0                   0
Net Loss December 31, 1996                       0       0            0        (24,013)                  0
Year ended December 31, 1996             1,278,511     128       29,385        (25,013)              4,500
Net Loss December 31, 1997                       0       0            0         (4,000)                  0
Balances at December 31, 1997            1,278,511     128       29,385        (29,013)                500
January, 1998, Shares issued for
acquisition of Hydro-Air Technologies      700,400      70          (70)             0                   0
January, 1998, Shares issued
for cash @ $0.10                         7,800,000     780      779,220              0                   0
January, 1998, Shares issued
for cash at $1.00 each                     125,000      13      124,988              0                   0
November, 1998, Shares issued
for cash @ $0.01                         2,000,000     200       19,800              0                   0
Net Loss December 31, 1998                       0       0            0       (759,446)                  0
Balances at December 31, 1998           11,903,911   1,190      953,322       (788,459)            166,054
Shares issued for cash @ $1.00             100,000      10       99,990              0                   0
Shares issued for acquisition of
Renewable Energy @ $1.20                   350,000      35      419,965              0                   0
Net Loss June 30, 1999                           0       0            0       (278,409)                  0
Balances at June 30, 1999               12,353,911   1,235    1,473,277     (1,066,868)            407,645

   The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY, LTD.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              For the fiscal years ended December 31, 1997 and 1998
                   And for the six months ended June 30, 1999

                                                                                        January 5,
                                                                                     1994 (inception
                                                                                         of the
                                                                                       development
                                                                                        stage) to
                                            June 30,               December 31,         June 30,
                                                                 --------------
                                                  1999            1998       1997               1999
                                            -----------  --------------  ---------  -----------------
Cash Flows from Operating Activities
Net Income (Loss)                            ($282,547)      ($759,446)   ($4,000)       ($1,071,006)
Add changes not affecting
working capital:
Amortization and Depreciacion                   37,249          21,968        500             61,217
Increase (Decrease) in:
Employee advance                                   213            (176)       -0-                -0-
Accounts Payable                                14,321          34,770        -0-             58,557
Accrued expenses                                 1,029          15,154        -0-             16,183
                                            -----------  --------------  ---------  -----------------
Total working capital (used)                  (229,735)       (687,730)    (3,500)               -0-
                                            -----------  --------------  ---------  -----------------
Cash Flows from Investment Activities
Cash acquired from subsidiary                   42,733         204,956        -0-            247,689
Cash paid for patent costs                     (16,246)         (3,917)       -0-            (20,163)
Cash paid for property & equipment             (17,378)         (8,397)       -0-            (25,775)
Cash paid for Deposits                          (1,000)         (3,537)       -0-             (4,537)
Cash paid for on notes receivable                  -0-         (50,000)       -0-            (50,000)
                                            -----------  --------------  ---------  -----------------
Net Cash Provided by Investing Activities        8,109         139,105        -0-                -0-
                                            -----------  --------------  ---------  -----------------
Cash Flows from Financing Activities
Issued common stock for cash                   100,000         925,000        -0-          1,052,013
Cash received on advance by shareholders       182,439         410,252        -0-            592,691
Cash paid on debt financing                    (60,000)       (500,000)       -0-           (560,000)
                                            -----------  --------------  ---------  -----------------
Net Cash Provided by Financing Activities      222,439         835,252        -0-                -0-
                                            -----------  --------------  ---------  -----------------
Net increase (decrease) in cash                    813         286,627     (3,500)           287,440
Cash, beginning of period                      286,627             -0-      3,500                -0-
                                            -----------  --------------  ---------  -----------------
Cash, end of period                         $  287,440   $     286,627   $      0   $        287,440
                                            ===========  ==============  =========  =================
Supplemental Cash Flow Information
Cash paid for:
Interest                                    $        0   $      15,923   $      0   $         15,923
Taxes                                       $        0   $           0   $      0   $              0

   The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                  December 31, 1997 and 1998 and June 30, 1999

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

                              SOLAR ENERGY LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  December 31, 1997 and 1998 and June 30, 1999

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

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,066,868 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at June 30, 1999 and 1998.

                           1999           1998
                           ----           ----
Deferred  tax  asset:
NOL  carrryforward       $362,736      $268,076
Valuation  allowance     (362,736)     (268,076)
                         --------      --------
Total                     $     0       $     0
          =     =     =     =

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

                               SOLAR  ENERGY  LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  December 31, 1997 and 1998 and June 30, 1999

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

                              SOLAR  ENERGY  LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  December 31, 1997 and 1998 and June 30, 1999

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

During January 1999, the Company authorized the issuance 350,000 shares of its common stock to acquire 100% of the stock of Renewable Energy Corporation. The shares were valued at $1.20 each net of a 40% discount due on their restricted nature based on the trading value of the stock at the time.

During May 1999, the Company issued 100,000 shares of its common stock for cash of $100,000.

NOTE  5  -  Property  &  Equipment

Property  and  equipment  consists  of  the following at June 30, 1999 and 1998:

                                                             1999      1998
                                                             ----      ----
Office  Equipment  &  Furniture                            $26,496   $11,020
Tools                                                        1,539     1,539
Auto                                                         6,522     6,522
                                                            -----      -----
                                                            34,557    19,081
     Accumulated  Depreciation                              (9,260)   (2,428)
     Net  Property  &  Equipment                           $25,297   $16,653

Depreciation expense for the years ended June 30, 1999 and 1998 is $6,516 and $2,102, respectively.

                              SOLAR ENERGY LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  December 31, 1997 and 1998 and June 30, 1999

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

Baycove Investments, Ltd., a shareholder, loaned the Company $308,387 and $110,252 during 1999 and 1998, respectively. The loans are non-interest bearing and due upon demand. The balance of these loans at June 30, 1999 and 1998 is $418,639 and $110,252, respectively

Reed Jensen, a shareholder, loaned the Company $20,000 during 1999. The loan is non-interest bearing and due upon demand. The Company made payments of $10,000 on the loan and the balance due at June 30, 1999 is $10,000.

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

                              SOLAR ENERGY LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  December 31, 1997 and 1998 and June 30, 1999

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

The Company is committed to an operating lease for office space in Los Almos, New Mexico that expires in August 2000. Future minimum lease payments are as follows at June 30, 1999.

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