Form 10QSB
period 1999-09-30
SOLAR ENERGY LTD
filed 2000-04-26
CIK 1058322

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                    For the Quarter ended September 30, 1999

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
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (604)  257-3602

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered pursuant to Section 12(g) of the Act: 3/30/99  12,353,911

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1999 the number of shares outstanding of the Registrant's Common Stock was 12,353,911

                                  INTRODUCTION

     Our 1934 Securities Exchange Act registration of our common stock has become effective during 1999, but has not yet cleared final comments by the Staff of the Securities and Exchange Commission.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 99QF-3 for the nine months ended September 30, 1999.


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

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                          ITEM 6.  REPORTS ON FORM 8-K

                                      None

                                    EXHIBITS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 99QF-3 for the nine months ended September 30, 1999.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  September  30,  1999
                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)


/s/                                     /s/
Dr. Melvin L. Prueitt                   Joel S. Dumaresq
Chairman/Director                       President/Director

/s/                    /s/                   /s/
Norman Wareham         Dr. Reed Jensen       David M. Jones
Secretary/Treasurer    Director              Director
/Director

--------------------------------------------------------------------------------
                                 EXHIBIT 99QF-3

                         UN-AUDITED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                               SOLAR ENERGY, LTD.
                           BALANCE SHEETS (UNAUDITED)
              For the fiscal years ended December 31, 1997 and 1998
                and for the nine months ended September 30, 1999

                                                            September 30,      December 31,
                                                                                -------------
                                                                 1999           1998      1997
                                                        --------------  -------------  --------
CURRENT ASSETS
Cash                                                          224,143        286,627       -0-
Employee advance                                                  -0-            213       -0-
Notes receivable                                                  -0-         50,000       -0-
                                                        --------------  -------------  --------
Total Current Assets                                          224,143        336,840       -0-
                                                        --------------  -------------  --------
Property & Equipment                                           25,297         16,653       -0-
                                                        --------------  -------------  --------
OTHER ASSETS
Organization costs                                                -0-          2,181       -0-
Patent costs                                                    17,344         9,808       -0-
Goodwill                                                      445,908         66,677       -0-
Deposits                                                        4,537          3,537       500
                                                        --------------  -------------  --------
Total Other Assets                                            467,789         82,203       500
                                                        --------------  -------------  --------
TOTAL ASSETS                                                  717,229        435,696       500
                                                        ==============  =============  ========
LIABILITIES
Accounts payable                                               58,973         44,236
Accrued liabilities                                            16,183         15,154
Notes payable - related party                                 352,900        210,252       -0-
                                                        --------------  -------------  --------
Total Liabilities                                             428,056        269,642       -0-
STOCKHOLDERS' EQUITY
Common Stock, $.0001 par value; authorized 50,000,000
   shares; issued and outstanding, 12,353,911
   11,903,911 and 1,278,511 shares respectively                 1,235          1,190       128
Additional Paid in Capital                                  1,473,277        953,323    29,385
Accumulated Surplus (Deficit)                              (1,185,339)      (788,459)  (29,013)
                                                        --------------  -------------  --------
Total Stockholders' Equity                                    289,173        166,054       500
                                                        --------------  -------------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    717,229        435,696       500
                                                        ==============  =============  ========

   The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY, LTD.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
              For the fiscal years ended December 31, 1997 and 1998
                and for the nine months ended September 30, 1999

                                                                              Cumulative
                                                         For the year           Total
                                September 30,          ended December 31,       Since
                                      1999                 1998        1997   Inception
                             --------------  -------------------  ----------  ----------
Revenues:                              -0-                  -0-         -0-          -0-
Expenses:
Amortization                        50,015               19,866         500       71,881
Bad Debt                               -0-              225,000         -0-      225,000
Bank Charges                           842                  983         -0-        1,825
Consulting                          35,007                16675         -0-       53,900
Depreciation                         4,887                  -0-         -0-        4,887
Filing Fees                            -0-                  -0-         -0-          235
Financial Services                   3,412                  -0-       3,500       15,452
Interest expense                       -0-               15,923         -0-       15,923
Legal and accounting                17,720               90,089         -0-      120,309
Notary                                 -0-                  -0-         -0-           20
Office                               3,344                3,072         -0-        6,416
Promotion                              275               15,666         -0-       15,941
Research and development           279,829              288,088         -0-      567,917
Travel                               7,756               89,328         -0-       97,084
                             --------------  -------------------  ----------  ----------
Total Expenses                     403,087              764,690       4,000    1,196,790
                             --------------  -------------------  ----------  ----------
Other Income (Expenses)
Interest Income                      6,207                5,244         -0-       11,451
                             --------------  -------------------  ----------  ----------
Net Income (Loss)                 (396,880)            (759,446)     (4,000) (1,185,339)
                             ==============  ===================  ==========  ==========
Loss per Share                    (0.03281)            (0.14706)   (0.00313)   (0.92712)
                             ==============  ===================  ==========  ==========
Weighted average number
    of shares outstanding:      12,096,768            5,164,228   1,278,511    1,278,511
                             ==============  ===================  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY, LTD.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
   For the period from inception of the Development Stage on January 5, 1994,
              For the fiscal years ended December 31, 1997 and 1998
                and for the nine months ended September 30, 1999

                                                           Additional   Accumulated   Total Stock-
                                        Common      Par    Paid-In      Equity        holders' Equity
                                        Stock       Value  Capital         (Deficit)         (Deficit)
                                        ----------  -----  -----------  ------------  ----------------
Inception (January 5, 1994)                    -0-    -0-         -0-           -0-                -0-
Inception through December
31, 1994: Stock issued for
cash and services                        1,250,000    125       2,375          (500)             2,000
Year ended December 31, 1994             1,250,000    125       2,375          (500)             2,000
Net Loss December 31, 1995                       0      0           0          (500)                 0
Year ended December 31, 1995             1,250,000    125       2,375        (1,000)             1,500
August 14, 1996, Shares issued
for cash at $2.00                           13,000      1      25,999             0                  0
August 14, 1996, Shares issued
for cash at $0.00458                         8,312      1         761             0                  0
October 29, 1996, Shares issued
for cash at $0.01                            1,250      0         251             0                  0
Stock split rounding adjustment              5,949      1          (1)            0                  0
Net Loss December 31, 1996                       0      0           0       (24,013)                 0
Year ended December 31, 1996             1,278,511    128      29,385       (25,013)             4,500
Net Loss December 31, 1997                       0      0           0        (4,000)                 0
Balances at December 31, 1997            1,278,511    128      29,385       (29,013)               500
January, 1998, Shares issued for
acquisition of Hydro-Air Technologies      700,400     70         (70)            0                  0
January, 1998, Shares issued
for cash @ $0.10                         7,800,000    780     779,220             0                  0
January, 1998, Shares issued
for cash at $1.00 each                     125,000     13     124,988             0                  0
November, 1998, Shares issued
for cash @ $0.01                         2,000,000    200      19,800             0                  0
Net Loss December 31, 1998                       0      0           0      (759,446)                 0
Balances at December 31, 1998           11,903,911  1,190     953,322      (788,459)           166,054
Shares issued for cash @ $1.00             100,000     10      99,990             0                  0
Shares issued for acquisition of
Renewable Energy @ $1.20                   350,000     35     419,965             0                  0
Net Loss September 30, 1999                      0      0           0      (396,880)                 0
Balances at September 30, 1999          12,353,911  1,235   1,473,277    (1,185,339)           289,174

   The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY, LTD.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              For the fiscal years ended December 31, 1997 and 1998
                And for the nine months ended September 30, 1999

                                                                                           January 5,
                                                                                        1994 (inception
                                                                                             of the
                                                                                          development
                                                                                           stage) to
                                             September 30,    December 31,                September 30,
                                                             --------------
                                                   1999            1998        1997            1999
                                            ---------------  --------------  ---------  ---------------
Cash Flows from Operating Activities
Net Income (Loss)                                ($403,087)      ($759,446)   ($4,000)     ($1,191,546)
Add changes not affecting
working capital:
Amortization and Depreciacion                       54,902          21,968        500           78,870
Increase (Decrease) in:
Employee advance                                       213            (176)       -0-                0
Accounts Payable                                    14,321          34,770        -0-           58,557
Accrued expenses                                     1,029          15,154        -0-           16,183
                                            ---------------  --------------  ---------  ---------------
Total working capital (used)                      (332,622)       (687,730)    (3,500)               0
                                            ---------------  --------------  ---------  ---------------
Cash Flows from Investment Activities
Cash acquired from subsidiary                       42,733         204,956        -0-          247,689
Cash paid for patent costs                         (24,245)         (3,917)       -0-          (28,162)
Cash paid for property & equipment                 (17,378)         (8,397)       -0-          (25,775)
Cash paid for Deposits                              (1,000)         (3,537)       -0-           (4,537)
Cash paid for on notes receivable                      -0-         (50,000)       -0-          (50,000)
                                            ---------------  --------------  ---------  ---------------
Net Cash Provided by Investing Activities              110         139,105        -0-                0
                                            ---------------  --------------  ---------  ---------------
Cash Flows from Financing Activities
Issued common stock for cash                       100,000         925,000        -0-        1,052,013
Cash received on advance by shareholders           230,028         410,252        -0-          640,280
Cash paid on debt financing                        (60,000)       (500,000)       -0-         (560,000)
                                            ---------------  --------------  ---------  ---------------
Net Cash Provided by Financing Activities          270,028         835,252        -0-                0
                                            ---------------  --------------  ---------  ---------------
Net increase (decrease) in cash                    (62,484)        286,627     (3,500)         224,143
Cash, beginning of period                          286,627             -0-      3,500                0
                                            ---------------  --------------  ---------  ---------------
Cash, end of period                         $      224,143   $     286,627   $      0   $      224,143
                                            ===============  ==============  =========  ===============
Supplemental Cash Flow Information
Cash paid for:
Interest                                    $            0   $      15,923   $      0   $       15,923
Taxes                                       $            0   $           0   $      0   $            0

   The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                December 31, 1997 and 1998 and September 30, 1999

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

                              SOLAR ENERGY LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                December 31, 1997 and 1998 and September 30, 1999

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

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,185,339 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at September 30, 1999 and 1998.

                           1999          1998
                           ----           ----
Deferred  tax  asset:
NOL  carrryforward       $403,016      $268,076
Valuation  allowance     (403,016)     (268,076)
                         --------      --------
Total                     $     0       $     0
                         --------      --------

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

                              SOLAR  ENERGY  LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                December 31, 1997 and 1998 and September 30, 1999

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

                              SOLAR  ENERGY  LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                December 31, 1997 and 1998 and September 30, 1999

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

During May 1999, the Company issued 100,000 shares of its common stock for cash of $100,000.

NOTE  5  -  Property  &  Equipment

Property and equipment consists of the following at September 30, 1999 and 1998:

                                              1999                1998
                                              ----                ----
Office  Equipment  &  Furniture             $26,496             $11,020
Tools                                         1,539               1,539
Auto                                          6,522               6,522
                                             -----                -----
                                             34,557              19,081
     Accumulated  Depreciation               (9,260)             (2,428)
                                             -------             -------
     Net  Property  &  Equipment            $25,297             $16,653
                                            =======             ========

Depreciation expense for the years ended September 30, 1999 and 1998 is $6,516 and $2,102, respectively.

                              SOLAR ENERGY LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                December 31, 1997 and 1998 and September 30, 1999

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

Baycove Investments, Ltd., a shareholder, loaned the Company $308,387 and $110,252 during 1999 and 1998, respectively. The loans are non-interest bearing and due upon demand. The balance of these loans at September 30, 1999 and 1998 is $418,639 and $110,252, respectively

Reed Jensen, a shareholder, loaned the Company $20,000 during 1999. The loan is non-interest bearing and due upon demand. The Company made payments of $10,000 on the loan and the balance due at September 30, 1999 is $10,000.

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

                              SOLAR ENERGY LIMITED
                          (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                December 31, 1997 and 1998 and September 30, 1999

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

The Company is committed to an operating lease for office space in Los Almos, New Mexico that expires in August 2000. Future minimum lease payments are as follows at September 30, 1999.

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