Form 10QSB
period 2000-03-31
SOLAR ENERGY LTD
filed 2000-06-06
CIK 1058322

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                      For the Quarter ended March 31, 2000

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
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (505)  672-2000

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered pursuant to Section 12(g) of the Act: 3/30/99  13,153,911

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of March 31, 2000 the number of shares outstanding of the Registrant's Common Stock was 13,153,911

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


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 00QF-1 for the three months ended March 31, 2000.


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

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                          ITEM 6.  REPORTS ON FORM 8-K

                                      None

                                    EXHIBITS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 00QF-1 for the three months ended March 31, 2000.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  March  31,  2000
                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)

/s/                            /s/
Dr. Melvin L. Prueitt          Joel S. Dumaresq
Chairman/Director              President/Director

/s/                     /s/                 /s/
 Norman Wareham         Dr. Reed Jensen     David M. Jones
Secretary/Treasurer     Director            Director
/Director

--------------------------------------------------------------------------------
                                 EXHIBIT 00QF-1

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                              SOLAR ENERGY LIMITED

                        Consolidated Financial Statements

                                 March 31, 2000

                          INDEPENDENT AUDITOR S REPORT


To the Board of Directors and Stockholders of Solar Energy Limited


We have reviewed the accompanying condensed consolidated balance sheet of Solar Energy Limited and subsidiary as of March 31, 2000 and the related condensed consolidated statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.


/s/
Crouch,  Bierwolf  &  Chisholm
May  10,  2000

                              SOLAR ENERGY LIMITED
                           Consolidated Balance Sheets

                                     ASSETS
                                                   March  31        December  31
                                                      2000               1999
--------------------------------------------------------------------------------
Current  Assets                          (unaudited)
   Cash  and  Cash  Equivalents                     $209,435            $263,371
Total  Current  Assets                               209,435             263,371
Property  and Equipment, net                          24,497              25,297
Other  Assets
   Patent  Costs                                      32,349              33,549
   Goodwill                                          430,740             445,908
   Deposits                                            4,537               4,537
================================================================================
Total  Other  Assets                                 467,626             483,994
================================================================================
      Total  Assets                                 $701,558            $772,662
================================================================================

                      LIABILITIES AND STOCKHOLDERS  EQUITY

Current  Liabilities
   Accounts  Payable                                 $63,752             $58,973
   Accrued  Expenses                                   4,484              16,183
   Notes  Payable-related  party                     595,168             428,639
Total  Current Liabilities                           663,404             503,795
Stockholders  Equity
 Common  Stock,  authorized  50,000,000  shares  of  $.0001
 par value, issued and outstanding 13,153,911 shares   1,315               1,315
 Paid  in  Capital                                 1,617,197           1,617,197
 Retained  Deficit                                (1,580,358)        (1,349,645)
================================================================================
 Total  Stockholders  Equity                         (38,154)            268,867
================================================================================
Total  Liabilities  and  Stockholders  Equity       $701,558            $772,662
================================================================================

The accomanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                      Consolidated Statements of Operations

                                          For  the  three        For  the  three
                                            months  ended          months  ended
                                               March  31            March  31
                                                  2000                 1999
--------------------------------------------------------------------------------
SALES                                                  $0                    $0
COST  OF  GOODS  SOLD                                   0                     0
GROSS  PROFIT                                           0                     0
OPERATING  EXPENSES
   General  And  Administrative  Expenses          24,341                 8,405
   Research  and  Development                     207,880               114,018
TOTAL  OPERATING  EXPENSES                        232,221               122,423
OPERATING  INCOME  (LOSS)                        (232,221)             (122,423)
OTHER  INCOME  AND  (EXPENSES)
     Interest  Income                               1,508                 2,050
--------------------------------------------------------------------------------
     Total  Other  Income  and  (Expenses)          1,508                 2,050
--------------------------------------------------------------------------------
NET  INCOME  (LOSS)                         $    (230,713)         $   (120,373)
--------------------------------------------------------------------------------
NET  INCOME (LOSS) PER SHARE                $        (.02)         $       (.01)
================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES       13,153,911            12,137,244
================================================================================

The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                      Consolidated Statements of Cash Flows

                                            For  the  three      For  the  three
                                              months  ended        months  ended
                                                 March  31           March  31
                                                    2000                1999
--------------------------------------------------------------------------------
Cash  Flows  From  Operating  Activities

Net  income  (loss)                              $(230,713)           $(122,423)
Adjustments  to  Reconcile  Net  Income  (Loss)  to
  Net  Cash  Used  in  Operating  Activities:
   Depreciation  &  Amortization                    17,167                    0
 Change  in  Assets  and  Liabilities
   Increase/(decrease)  in:
   Accounts  Payable                                 4,779               (5,237)
   Accrued  Expenses                               (11,699)              (1,762)

     Net  Cash  Provided  (Used)  by  Operating  Activities
                                                  (220,466)            (129,422)
--------------------------------------------------------------------------------
Cash  Flows  from  Investing  Activities
 Purchase  of  Property  and  Equipment                  0               (1,845)
 Cash  acquired  in  acquisition                         0               42,733
 Net  Cash  Provided  (Used)  by  Investing  Activities  0               40,888
--------------------------------------------------------------------------------
Cash  Flows  from  Financing  Activities
  Proceeds  from  debt  financing                  166,530              290,000
  Principal  payments  on  debt  financing               0             (120,000)
 Net Cash Provided (Used) by Financing Activities  166,530              170,000
--------------------------------------------------------------------------------
Net Increase (Decrease) in
Cash and Cash Equivalents                          (53,936)              81,466
--------------------------------------------------------------------------------
Cash  and  Cash  Equivalents
  Beginning                                        263,371              286,627
  Ending                                          $209,435             $368,093
--------------------------------------------------------------------------------
Supplemental  Disclosures  of  Cash  Flow  Information:
  Cash  payments  for interest                          $0                   $0
  Cash  payments  for  income  taxes                    $0                   $0
--------------------------------------------------------------------------------
Supplemental  Schedule  of  Noncash  Investing  and  Financing  Activities
--------------------------------------------------------------------------------
 Common  shares  issued  for  services                  $0                   $0
================================================================================

The accompanying notes are an integral part of these financial statements.

     SOLAR  ENERGY  LIMITED
     March  31,  2000


NOTES  TO  FINANCIAL  STATEMENTS

Solar Energy Limited (the Company ) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        We hereby consent to the use of our report, dated May 10, 2000, in this quarterly report on Form 10-Q for Solar Energy Limited

/s/
Crouch,  Bierwolf  &  Chisholm
Salt  Lake  City,  Utah
May  10,  2000