Form 10KSB/A
period 1999-12-31
SOLAR ENERGY LTD
filed 2000-08-08
CIK 1058322

--------------------------------------------------------------------------------
                                Joel S. Dumaresq
                                    PRESIDENT
                              Solar Energy Limited
               112 C Longview Drive, Los Alamos, New Mexico 87544
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                              William Stocker, ESQ
                      34700 Pacific Coast Highway, #303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                 FORM 10-K-SB-A1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    [X]  ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-30060

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

[] (Indicate by check mark if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/99:

     the aggregate number of shares held by non-affiliates was approximately 11,903,911.

     the number of shares outstanding of the Registrant's Common Stock was 13,153,911

                       Exhibit Index is found on page 32.

                                Table of Contents

Un-Numbered  Item:  Introduction                                               3

Item  1.  Description  of  Business                                            3
      (a)  Business  Development                                               3
      (b)  Business  of  the  Issuer                                           4

Item  2.  Description  of  Property                                           11

Item  3.  Legal  Proceedings                                                  11

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         11

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters              12
      (a)  Market  Information                                                12
      (b)  Holders                                                            12
      (c)  Dividends                                                          12
      (d)  Sales  of  Unregistered  Common  Stock  from  inception            13
      (e)  Description  of  Securities                                        15

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation       17
      (a)  Plan  of  Operation:  Next  Twelve  Months                         17
      (b)  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of Operations                                             18

Item  7.  Financial  Statements                                               21

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          21

Item  9.  Directors  and  Executive  Officers,  Promoters  and
          Control Persons;  Compliance  with  Section
          16(a)  of  the  Exchange  Act                                       22

Item  10.  Executive  Compensation                                            25

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners
           and Management                                                     28

Item  12.  Certain  Relationships  and  Related  Transactions                 30
      (a)  JADE/RECO                                                          30
      (b)  Original  HAT  shareholders  Internal  Agreements                  30

Item  13.  Exhibits,  Financial  Statement  Schedules,
           and Reports on Form 8-K                                            31
      (a)  Financial  Statements                                              31
      (b)  Form  8-K  Reports                                                 31
      (c)  Form  10-QSB  Reports                                              31
      (d)  Exhibits                                                           31

                                     PART I


                         UN-NUMBERED ITEM: INTRODUCTION

     This Annual Report on Form 10K-SB-A amends our Form 10-K-SB Annual Report for the year ended December 31, 1999, responsive to Comments of the Staff in review of our 1934 Act Registration Statement which became effective after the close of 1998. That 1934 Securities Exchange Act registration of our common stock has become effective during 1999, but has not yet cleared final comments by the Staff of the Securities and Exchange Commission.

     As a result of this amendment process certain more current information is provided as subsequent developments and events, occurring after December 31, 1999.

* The common stock of Solar Energy Limited was listed on the OTC Electronic Bulletin Board ( OTCBB ) (symbol XSEL ). It has ceased to be so listed for the reason that our 1934 Act Registration has not cleared comments, and will continue on NQB Pink Sheets until SEC comments have been cleared and our OTCBB listing can be restored.


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) BUSINESS DEVELOPMENT. We are a research and development company focusing on developing cost-effective solutions to the earth's most pressing challenges: water, energy and pollution.

      (1) FORM AND YEAR OF ORGANIZATION. Solar Energy Limited (the "Registrant", "Company" and more frequently "We","Us" or "Our") was first incorporated in Delaware as Taurus Enterprises, Inc. on January 5, 1994, and re-incorporated in Nevada on August 20, 1996 as Salvage World, Inc.

      On December 17, 1997, we effected a Plan of Reorganization and Merger of Salvage World, Inc. into Solar Energy Limited, a private Delaware Corporation, the effect of which merger changed the name of the Corporation and moved its place of incorporation from Nevada to Delaware. That reorganization also involved the acquisition of Hydro-Air Technologies, Inc. ("HAT") initially as a wholly-owned subsidiary. In April, 1999, we acquired Renewable Energy Corporation ( RECO )(also as a wholly-owned subsidiary). No change of control of our corporation resulted from either or both acquisitions.

     The history of our share issuances, from our inception to date, is provided, in Item 5, sub-item (d) of this Report.

      (2)  BANKRUPTCY,  RECEIVERSHIP,  OR  SIMILAR  PROCEEDING.  None.


      (3) ANY MATERIAL RECLASSIFICATION OR REORGANIZATION. We have mentioned two acquisitions, about which additional disclosure will now be provided. We are presently, as of the date of this Amended Report of August 2, 2000, engaging in the process of a material reorganization, about which also, more disclosure will be provided:

           (i) HAT. We acquired Hydro-Air Technologies, Inc. ("HAT"), for stock, initially as a wholly-owned subsidiary, from its nine shareholders. For issuance details, please refer to Item 5, sub-item (d). Most significant among the HAT Founders, was Dr. Mel Prueitt, one of our two Principal Scientists. Originally, HAT was to function as an operating subsidiary, but that internal organization has been put on hold.

           (ii) RECO. We acquired Renewable Energy Corporation ( RECO ), our wholly-owned subsidiary from Dr. Reed Jensen, its founder, owner, and developer of its technologies, and the originator of its Patent, for escrowed stock and some cash. For issuance and acquisition details, please refer to Item 5, sub-item (d). Dr. Jensen is the other of our two Principal Scientists.

     Neither of these two acquisitions, individually or together, resulted in a change of control of Solar Energy Limited, directly or indirectly. The HAT founders shareholders aggregated own 5.33% of our issued and outstanding common stock. The RECO founding shareholder owns 2.66% of our issued and outstanding common stock. At all times, since December 17, 1997, our corporation has been controlled by its principal shareholder/investors, about whom or which, more disclosure is provided in Item 11 of this Amended Report.

     Both Dr. Prueitt and Dr. Jensen are scientists formerly associated with Los Alamos National Laboratory. For more information about them, please see Item 9 of this Amended Report.

           (iii) JADE. We are proceeding with a further reorganization, by which we intend to sell RECO to Jade Electronic, Inc. ("JADE") in a related-party transaction, by which, following the sale, we control Jade Electronic, Inc., as our corporate asset. There are many details surrounding this program which will be the subject of further disclosure in this Amended Report. Please refer to sub-item (b)(3), following, of this Item 1 for a continuation of this discussion and disclosure.

 (B) BUSINESS OF THE ISSUER. We were organized in our present form in late 1997 to focus on developing cost-effective solutions to the earth's most pressing challenges: water, energy and pollution. We are a research and development company, and not a manufacturing or marketing company at this time. Our Company's thrust is to explore and/or develop alternative energy systems and water projects that are environmentally friendly in addition to being economically viable and competitive.

      We have been and continue to be a development stage company, substantially in start-up mode, since the inception of our current business plan in December of 1997. All of our operations to date have been in the nature of research and development. We have acquired our developmental technology in the form of the direct acquisitions previously mentioned. Our aim and focus is the development of new and renewable energy sources and water projects. We consider our acquisitions as direct acquisitions, and not reverse acquisitions, because no change of control has resulted.

     We have no projects presently available for commercialization. We remain in a research and development mode. We have not addressed issues of marketing or distribution of products yet, for the reason that our work has not reached the stage where such matters are appropriate to consider. When we have perfected working prototypes of products we deem ready for market, we will most likely expect to license the manufacture and marketing of these products to others, or to engage in joint-venture relationships with marketing and distribution companies.

     Hydro-Air Technologies, Inc. (our first acquisition) was a development stage company, founded by Dr. Melvin L. Prueitt, David Jones, Stanley Prueitt and Leslie Speir, which company had developed certain intellectual property rights with which they intended to generate commercially viable electrical power using the energy generated by the heat of evaporation of water. The intellectual property rights are called Hydro-Air Renewable Power System ( HARPS ) which includes two U.S. Patents, one granted on September 3, 1996 (number 5,551,238) and a second granted on July 28, 1998 (number 5,784,886), as well as Air Conditioner Energy System ("ACES") which includes a U.S. Patent (and International filings) granted December 28, 1999 (number 6006538).

     We regarded and currently regard this acquisition of HAT as an investment by us in future growth of demand for both HARPS and ACES. Our original plan was to aggressively develop HARPS and ACES, but experience has caused us to re-think our priorities in two significant respects:

      (1) PROJECTS DEFERRED. Both the HARPS and ACES projects have proven difficult to develop to the stage of working prototypes. The technical problems are complex and expensive to solve and would require more capital and time than we can currently commit; however,

      (2) DERIVATIVE BENEFITS. The preliminary work and experiments done and the test results generated by our preliminary work on HARPS and ACES. have suggested and proven applicable and useful to other derivative projects which appear to us more likely to become commercially viable. For this reason, Management no longer regards HAT as an operating subsidiary, but as a passive subsidiary. This internal change of structure has had no effect upon our relationship with Dr. Prueitt, who continues to participate with us in various continuing capacities, and is entirely a matter of internal organization. HAT remains a New Mexico Corporation capable of being reactivated at such time as Management deems such reactivation useful.

     Persons interested in more information about HARPS and ACES are referred to
Item  6,  sub-item  (b)(2)  for  a  discussion  of  future  prospects.

      (3) CURRENT DEVELOPMENT PROGRAMS. Each of the following projects, listed below, is designed on a stand-alone basis. We believe that these technologies will be of global significance in both economic and environmental terms. We believe that when and if any of these projects become marketable products, significant profitability will inure to our corporation. Each of our projects is described in more technical detail, with graphical display, on our web-site: http://www.solarenergylimited.com. Our web-site is continuously updated.

      (4) SOLAR ENERGY'S PROJECTS. Each of the following projects, originally conceived by Dr. Prueitt is in a prototype stage as of the date of this Amended Report. The "prototype stage" is not a single stage, but a series of testing stages referred to as "Phases".

      (5) SOLAR ENERGY'S EMPLOYEES. The total number of employees is nine full-time and five part-time, of which Solar Energy employees are seven full-time and three part-time, and RECO, our wholly-owned subsidiary, are two part-time and two full-time employees. There are four consultants that do work for both Solar and RECO.

           (i)  SOLAWATT  (THE  PRODUCTION  OF  ELECTRICITY  FROM SOLAR ENERGY).

     SOLAWATT will be the production of electricity estimated by us to be one-third the current conventional cost. SOLAWATT is the name for our unique plastic-film solar collectors, which are placed directly on the ground. Our patent application for SOLAWATT (filed under its original and former name SPAESS) is S.N. 09/396,653.

     The continuing development and refinement of these collectors is important for the additional reason that these solar collectors are applicable to and provide one of the basic sub-systems to many aspects of Solar Energy Limited's projects, both currently and long-term.

     Each day, the amount of energy striking the earth from the sun is believed sufficient to provide electric power for the human race for 175 years at the present rate of consumption. PV panels are an excellent way to gather some of this energy, but the problem is that they turn off when the sun goes down. The traditional solar panels and processes have proved to be expensive for the practical production of electric power compared to the economies of electricity made with fossil fuel. SOLAWATT will provide economically produced power from the sun 24 hours per day. The power output decreases at night, but the demand for electricity also decreases at night. On hot summer days when a large amount of electric power is needed to run air conditioners, SOLAWATT performs at its best. SOLAWATT panels, consisting of tough plastic films with appropriate optical properties could conceivably be formed by an automated process in a factory and placed on large rolls. Transported to the field, the panels, which might be several hundred meters in length, can simply be rolled out onto the ground. Channels for water and air are provided in the panels. Insulation on the bottom of the panels is not necessary, since the ground becomes part of the heat energy storage system.

 PHASE I prototype field testing, at high altitude (7,000 feet), was completed in November 1999. An initial proof-of-theory test was conducted in late November 1999. It consisted of an ad hoc field demonstration and verification of computer simulations and calculations, proving the viability of the concepts that the absorption of solar energy by water-filled plastic film collectors creates heat energy which is then absorbed in part into the ground, which acts as a battery and an overnight power storage source.

PHASE II prototype testing will extend from March through September of 2000. It consists of erecting further refined SOLAWATT collectors, simulating the anticipated final design of manufactured collectors for testing and evaluating the prototype. It further consists of construction and evaluation of a vacuum chamber for use in the molecular deposition on plastic films, and conduct energy storage tests of our several collector versions. In order to test solar energy collectors, in early stages, it is necessary to prime the process with some external electricity. Phase II includes improving collector efficiency with an aim to eliminating the need for external supplemental energy to demonstrate the process.

     The  last  aspect of Phase II SOLAWATT will be to couple the collector with

SUNSPRING (the project to be described next) to produce fresh water from seawater.

PHASE III SOLAWATT will extend from March 2001 to June 2001. (See SUNSPRING phases.) Concurrently with SUNSPRING Phases, this Phase will include incorporation of various outside consultant reports, findings and recommendations regarding the plastic films, fabrication and molecular deposition. Production of fresh water will be deemed partial success. If the production of fresh water is equal to our calculations and projections, that will be deemed a complete success. The last aspect will be to seek and secure fabricators, probably by joint-venture to proceed to commercialization.

     SOLAWATT AND SUNSPRING are now being developed simultaneously for the reason that they both use our SOLAWATT solar energy collectors.


           (ii)  SUNSPRING  (THE  PRODUCTION  OF  FRESH  WATER  FROM  SEAWATER).

     SUNSPRING will produce fresh water using only seawater and our unique solar energy collectors in a reverse osmosis ("RO") desalination process that will require no electric motors or outside power source. Osmosis is the result of placement of fresh water one side and seawater on the other side of a semi-permeable membrane. The result is fresh water flowing through to the seawater side. Reverse Osmosis is the application of a significant pressure on the salt water side, forcing water through the membrane and leaving the salt behind.

      SUNSPRING's fresh water cost is estimated by us to become (at current values) $0.29 per thousand gallons, low enough for use in irrigation. Current plants around the world are producing fresh water for about $3.00 to $6.00 per thousand gallons, with the larger plants producing at the lower rate. Present-day RO plants draw electric power from the utility grid running an electric motor, driving a high-pressure water pump to supply seawater to the RO unit. The effluent brine from the RO unit flows through a hydraulic motor to recover some of the energy. This method is inefficient. Our SUNSPRING project contemplates much improved efficiency.

PHASE I SUNSPRING will extend through September 2000. It will consist of an actual field demonstration to prove the computer theory of using SOLAWATT collectors in a Reverse Osmosis system to desalinate seawater.

PHASE II SUNSPRING will extend March to June, 2001. It will consist of further refinement of design to eliminate outside electrical sources (i.e., more efficient utilization of project produced/available heat energy). We will specify optimum component materials and improve the desalination production. We will proceed then to incorporate insight from outside consultants' reports

     (Please  see  SOLAWATT  Phases  above,  for  comparative  timetables.)

PHASE III SUNSPRING will extend through September 2001, and will consist of selection of commercial sources to supply our specified materials and of fabricators to produce SOLAWATT solar collectors for commercial use. We will construct two working field models of the commercial desalination unit, for due diligence, marketing, joint-venture and financing purposes.

           (iii)  MECH  (AN  INTERNAL  COMBUSTION  ENGINE).

     MECH's mission is to design an internal combustion engine having one-third the size of a conventional engine with the same power and 25% greater efficiency. The MECH engine could have a wide variety of applications from vehicles and propeller driven aircraft, to lawn mowers and chain saws.

     Internal combustion engines have a theoretical efficiency of well over 50%, but the actual efficiency of present-day car engines is only half that number. A large part of the energy loss is due to sliding friction of the pistons in the cylinders. It is well known that sliding friction can be a hundred times as great as rolling friction. We have filed a patent application and made a small working prototype of a new engine design called MECH, which substitutes rolling friction for sliding friction in an internal combustion engine. MECH stands for Motor, Expander, Compressor and Hydraulics. The concept can be adapted to an internal combustion engine, gas expander, compressor and hydraulic pump or hydraulic motor.

PHASE I MECH extended from October 1999 to June 2000, and consisted of research, design and the manufacture of a 2-cylinder prototype.

PHASE II MECH will extend from July 2000 through December 2000, and will consist of research, design and development of (a) a 4-cylinder, 4-cycle fuel powered MECH engine; and (b) a 4-cylinder gas expander. (This gas expander sub-project, like our solar collectors, will have application across other projects.)

          Computer simulations will be performed to determine design parameters. Engineering designs will be submitted to a machine shop for fabrication. Completed engine and expander models will then be thoroughly tested. Problem areas will be identified and corrected. Feasibility of mass production of the two units will be investigated. We will then seek to secure a joint-venture partner, preferably a current engine manufacturer.

PHASE III MECH will extend from March 2001 to September 2001, and will consist, first, of optimizing the parameters of design and investigating improved or different material types and possible coatings. We will then consult with experts in these fields, for due diligence evaluation and comparison of the MECH engine, with the gas expander, to the statistics of existing engines.

          The end result of this Phase will be an engine that will be able to be mass-produced commercially under license from Solar Energy Limited, the parent corporation. At this point, we will have a marketable product, and time to market it. We would then need to investigate the various possible markets for such an engine and the rights to use it in manufactured products, and attend trade shows, and pursue various trade publications and information sources, to make our engine known.


      (6) RENEWABLE ENERGY CORPORATION. ( RECO )(our wholly-owned subsidiary) is also a development stage company. It was founded by Dr. Reed Jensen. Dr. Jensen has developed certain intellectual property rights for a process called

Direct Solar Reduction of CO2 to Fuel and Feedstock, which rights and patented process (U.S. Patent number 6066187) the Company intends to develop into a commercially viable system. This process utilizes solar energy to directly reduce CO2 that would have been released into the atmosphere while producing chemical feedstock, fuel (methane, diesel, etc.) and green or environmentally friendly electricity and oxygen as by-products. We regard the acquisition of RECO as a long-term investment in the growing world market for renewable energy sources and the reduction of pollution, especially greenhouse gases.

     Unlike HAT, RECO is considered an operating subsidiary. Please see next sub-item (6) "JADE" for information about our reorganization of RECO.

     Each of the following projects has been developed by Dr. Jensen, with Renewable Energy Corporation.


           (i)  SOLAREC  (PRODUCTION  OF  FUEL  AND  ELECTRICITY).

     SOLAREC will use only solar energy plus carbon dioxide (CO2) from the atmosphere to produce a clean usable fuel (gasoline, diesel, etc.) with electricity and oxygen as byproducts.

PHASE I SOLAREC, the measurement of the spectrum of hot CO2 is already complete and shows the expected radical red shift that makes hot CO2 absorb solar photons.

PHASE II SOLAREC prototype testing is currently underway, with the intention of continuing through Phase III over the next 24 months. These tests consist of mirror segment manufacture, solar array assembly, pointer-tracker tests, and further research testing of receiver.

PHASE III SOLAREC will involve the two most critical work packages: hot runs with an absorption booster incorporating optical work, and primary mirror segment upgrades. In Phase III, we will prove that natural sunlight from a practical, high-efficiency solar concentrating reflector system will successfully perform contact preheating and direct disposition and reduction of CO2 to CO in correct quantitative amounts. It will include diagnostics for temperature, pressure, chemical composition, flow rates, and other parameters.

PHASES IV-VI SOLAREC. At the successful completion of Phase III, we would expect to continue with our currently proposed Phases IV through VI, including a full-scale module demonstration, and integrated system demonstration, then separator and synthesizer, final system design and vendor qualifications

          This  project  continues  to  progress  under  budget and on schedule.


           (ii)  HTWO.

     HTWO is the concept to produce from coal, economical, pure hydrogen, while dramatically reducing CO2 emissions for use in the growing fuel cell business. Existing fossil fuel-based industrial production of hydrogen generates nearly as much CO2 as the normal operation of an internal combustion engine. This project is currently at a computer concept, research and feasibility stage and will greatly depend upon the success of the next twelve month phase of SOLAREC.

     PATENT STATUS: Patent applications have been filed for SOLAWATT, SUNSPRING and MECH. SOLAREC is patented in the United States.


      (7) JADE. We are in the process of culminating a further reorganization, by which we intend to sell RECO to Jade Electronic, Inc., a Nevada corporation, ("JADE") in a related-party transaction, by which, we would initially own 63% control of Jade Electronic, Inc., as another corporate asset, before any further placements. By agreement of about April 28, 2000 we are to sell RECO to JADE, in exchange for 8,500,000 shares of JADE common stock, and $180,000 cash. The text of this agreement is reproduced as Exhibit 10.4

     The authorized capital of JADE is two hundred million shares of common stock, of par value $0.001 per share, of which 5,000,000 shares are issued and outstanding, immediately before the transaction. The issuance to us of 8,500,000 shares results in our initial 63% ownership of the resulting 13,500,000 shares, immediately after the transaction. This transaction may be viewed as an acquisition by us of JADE as a controlled subsidiary. This transaction is deemed by management to better position our assets for both future funding programs and more focused development of both SOLAREC technology and a marketing strategy for it. Although we own RECO 100% immediately before the transaction, and own it only 63% immediately afterwards, we would be selling that 37% of RECO for $180,000, which we can apply to our own funding requirements. We believe that, so positioned, the resulting RECO/JADE corporation could seek its financing independently of us, on its own merits, and with its own management (to be determined) to the mutual benefit of both corporations.

     This is a related-party transaction, for the reason that one or more officers, affiliates or promoters of JADE are believed to be shareholders or affiliates of shareholders of this parent corporation. This transaction is partially executed and partially executory. We would expect to report more fully on the details of this transaction and timing of its actual final closing in our Quarterly Report on Form 10-QSB, for three months and six months ended June 30, 2000. That report is due on or before August 15, 2000.

     OTHER REVENUE GENERATION. In all of our projects, our business plan has been to produce a working late-phase prototype that can be tested and proven as to efficiency and cost-effective marketability.

     RISK FACTORS. The overriding risk factors facing us, in the development of our promising projects, are the range of foreseeable disappointments: (1) The technology may not work, in the end, and be unprovable in a full working prototype; (2) The technology may work well, but the cost of producing units may be sufficiently greater than expected, that such units may not be salable; (3) A competing technology, or inventive competitor, may arise which would obviate our advancements and render our programs functionally obsolete; any number of other unforeseen events could dramatically alter our prospects for profitability.

     ENVIRONMENTAL ISSUES: We shall comply fully with Resource Conservation Recovery Act ("RCRA"), the key legislation dealing with hazardous waste generation, management and disposal. We currently produce a very limited amount of chemical waste from our laboratory operations. Our Hazardous Waste Management Service is Perma-Fix of New Mexico, Inc. a Notifying Transport, Transfer Station, and Used Oil Marketer (EPA # NM0000182121). We are currently in compliance with all environmental laws and will continue to comply.

     Each one of our projects is environmentally friendly. They will be what are commonly called "green" products. We are aware of no environmental regulations specifically applicable to our projects or the products they may become, with one possible exception. Our reverse osmosis projects contemplate the use of seawater which may result in higher than normal concentration of salt in the water that is output or refiltered to capture the salt for resale. It is not desirable to discharge this salinated water back into the ocean as salty brine. Accordingly one feature of the use of this product is either to re-dilute the resulting seawater brine with fresh seawater or to harvest the salt for resale. Either process renders the output safe and clean for return of water to the ocean. There are no other environmental issues known or contemplated by us, which affect our operations or projects. We are, like all others, subject to all environmental laws and regulations.

     YEAR 2000 (Y2K) ISSUES. We have encountered no year 2000 computer problems of our own, or in connection with any suppliers or correspondents. Management has determined that no such problems or issues existed or exist which has affected or will affect us.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal offices are located at 112 C Longview Drive, Los Alamos, New Mexico, 87544. The facilities consist of a leased plant and building of about 3,400 square feet, including offices and laboratory facilities in which prototype development is on-going. The two year lease provides for rent of $55,200 payable at $2,300 per month. We pay for fire, flood and damage insurance of the premises and for premises liability to third persons, in addition to normal utilities. Our facilities are located minutes away from the prestigious Los Alamos National Laboratory.


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

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares ( Common Stock ). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

     The common stock of Solar Energy Limited was listed on the OTC Electronic Bulletin Board ( OTCBB ) (symbol XSEL ). It has ceased to be so listed for the reason that our 1934 Act Registration has not cleared comments, and will continue on NQB Pink Sheets until SEC comments have been cleared and our OTCBB listing can be restored. Based upon standard reporting sources (www.BigCharts.com), the following information is provided:

period .  high bid  low bid
---------------------------
1st 1999      2.90     1.75
2nd 1999      1.95     0.80
3rd 1999      1.05     0.15
4th 1999      0.75     0.25
1st 2000      1.00    0.375
========  ========  =======
2nd 2000     0.906   0.3125

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

 (B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1999, the number of shareholders was approximately 270.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) SALES OF UNREGISTERED COMMON STOCK FROM INCEPTION. Solar Energy Limited (the "Registrant" and sometimes "we","us" or "our") was first incorporated in Delaware as Taurus Enterprises, Inc. on January 5, 1994, and re-incorporated in Nevada on August 20, 1996 as Salvage World, Inc. On August 20, 1996. Taurus made its original issuance of 25,000,000 share to 18 founders in 1994, pursuant to section  4(2)  of  the  Securities  Act  of  1933.

     During 1996, Salvage placed an additional 451,250 shares, at $0.10 per share pursuant to Regulation D, Rule 504, to four sophisticated investors, with preexisting relationships with then current management. These investors were approached by management. No offers were extended to persons who did not invest.

      On December 17, 1997, the Shareholders approved a proposal to Reverse Split the Common Stock of the Corporation 20 to 1; with the provision that no Shareholder owning 100 shares or more shall be reversed or reduced below 100 Shares. The 25,451,260 shares were reduced to 1,272,562, and the adjustment for small shareholders was 5,949 shares, for a total post-reverse of 1,278,511.

     There was an upward adjustment for the provision that no shareholder be reversed below 100 shares of 5,949 shares.

      On December 17, 1997, we effected a Plan of Reorganization and Merger of Salvage World, Inc. into Solar Energy Limited, a private Delaware Corporation, the effect of which merger changed the name of this Corporation, move its place of incorporation from Nevada to Delaware. That reorganization also involved the acquisition of Hydro-Air Technologies, Inc. ("HAT") initially as a wholly-owned subsidiary. The issuance of shares was made to the original HAT shareholders pursuant to section 4(2)/Rule 145. The first phase issuance of 170,400 was made about April 15, 1998. The second phase issuance of 530,000 shares was made on October 23, 1998. The amount of shares issued and possibly to be issued for HAT in future is summarized as in Item 12, Related Transactions.

     On April 14, 1999, we acquired Renewable Energy Corporation ( RECO )(also as a wholly-owned subsidiary) for 350,000 shares to its owner pursuant to section 4(2)/Rule 145. RECO was acquired 100% from its owner developer Dr. Reed Jensen, an individual unrelated to us, for 350,000 escrowed shares of the common stock of this Issuer, plus $20,000 cash. In addition to those shares for direct acquisition, 150,000 shares have been reserved un-issued for possible future employee and performance options. No options for the acquisition of these option shares has been adopted.

     No change of control of our corporation resulted from either acquisition, or of them both.

     Also on December 17, 1997, shareholders approved the placement of up to 10,000,000 additional shares of common stock, at $0.10, pursuant to Regulation D, Rule 504. A total of 7,800,000 shares were placed.

     About July 23, 1998, we placed 125,000 restricted shares to three knowledgeable investors.

     About November 10, 1998, we placed a further 2,000,000 shares, in reliance on Rule 504, to four accredited off-shore investors, at $0.01 per share. As before, these investors were known to management and affiliates before the investment and had complete access, by virtue of that relationship to the kind of information which registration would have provided. No offers were extended to persons who did not invest.

     On April 27, 1999, we placed an additional 100,000 restricted securities, at $1.00 per share, pursuant to section 4(2) to a single accredited investor. Management determined the investor's accreditation by reference to income, net-worth and previous investment experience.

      On or about November 22, 1999, we placed an additional 800,000 shares to a single accredited investor, at $0.18 per share, pursuant to section 4(2). Management determined the investor's accreditation by reference to income, net-worth and previous investment experience.

     The resulting total issued and outstanding 13,153,911 is further illustrated in the following table:

Series #          Taurus       Salvage    Solar Energy
                Issuances     (20 to 1)
------------------------------------------------------
 4(2). . . . . .  25,000,000   1,250,000
------------------------------------------------------
  Rule 504 . . .     451,260      22,562
------------------------------------------------------
Subtotal . . . .  25,451,260   1,272,562
======================================================
Adjustment . . . . . . . . . . . . 5,949
------------------------------------------------------
Subtotal . . . . . . . . . . . . . 5,949
------------------------------------------------------
Interim Total. . . . . . . .   1,278,511     1,278,511
------------------------------------------------------
 4(2)/Rule 145 . . . . . . . . . . . . . . . . 700,400
------------------------------------------------------
7 4(2)/Rule 145. . . . . . . . . . . . . . . . 350,000
------------------------------------------------------
Rule 504 . . . .. . . . . . . . . . . . . .  7,800,000
------------------------------------------------------
Rule 504 . . . . . . . . . . . . . . . . . .   125,000
------------------------------------------------------
Rule 504 . . . .. . . . . . . . . . . . . .  2,000,000
------------------------------------------------------
 4(2). . . . . . . . . . . . . . . . . . . . . 100,000
------------------------------------------------------
 4(2). . . . . . . . . . . . . . . . . . . . . 800,000
------------------------------------------------------
Total Issued . . . . . . . . . . . . . . .  13,153,911
======================================================

 (E)  DESCRIPTION  OF  SECURITIES.

      (1) CAPITAL AUTHORIZED AND ISSUED. We are authorized to issue 50,000,000 shares of a single class of Common Voting Stock, of par value $0.001, of which 13,153,911 are issued and outstanding.

      (2) COMMON STOCK. All shares of Common Stock when issued were fully paid for and nonassessable. Each holder of Common Stock is entitled to one vote per share on all matters submitted for action by the stockholders. All shares of Common Stock are equal to each other with respect to the election of directors and cumulative voting is not permitted; therefore, the holders of more than 50% of the outstanding Common Stock can, if they choose to do so, elect all of the directors. The terms of the directors are not staggered. Directors are elected annually to serve until the next annual meeting of shareholders or until their successor is elected and qualified. There are no preemptive rights to purchase any additional Common Stock or other securities. The owners of a majority of the common stock may also take any action without prior notice or meeting which a majority of shareholders could have taken at a regularly called shareholders meeting, giving notice to all shareholders thereafter of the action taken. In the event of liquidation or dissolution, holders of Common Stock are entitled to receive, pro rata, the assets remaining, after creditors, and holders of any class of stock having liquidation rights senior to holders of shares of Common Stock, have been paid in full. All shares of Common Stock enjoy equal dividend rights. There are no provisions in the Articles of Incorporation or By-Laws which would delay, defer or prevent a change of control.

      (3) SECONDARY TRADING. This refers to the marketability to resell the securities in brokerage transactions, and that marketability is generally governed by Rule 144, promulgated by the Securities and Exchange Commission pursuant to 3 of the Securities Act of 1933. Securities which have not been registered pursuant to the Securities Act of 1933, but were exempt from such registration when issued, are generally Restricted Securities as defined by Rule 144(a). The impact of the restrictions of Rule 144 are (a) a basic one year holding period from purchase; and (b) a limitation of the amount any shareholder may sell during the second year, as to non-affiliates; however, as to shares owned by affiliates, the second-year limitation of amounts attaches and continues indefinitely, at least until such person has ceased to be an affiliate for 90 days or more. The limitation of amounts is generally 1% of the total issued and outstanding in any 90 day period.

      (4) UNRESTRICTED SHARES OF COMMON STOCK. There are 13,153,911 shares issued and outstanding, 1,250,000 shares are held by affiliates and 11,903,911 shares are owned by non-affiliates. We estimate that 11,203,511 may be or have become unrestricted securities which could be sold in brokerage transaction in compliance with Rule 144.

OPTIONS AND DERIVATIVE SECURITIES. We have no outstanding options or derivative securities. We have no shares issued or reserved which are subject to options or warrants to purchase, or securities convertible into common stock. In connection with this statement please note the information provided in Item 12 Relationships and Transactions, respecting the HAT shareholders speculative entitlement to receive additional shares, which entitlement we have characterized as unlikely to materialize in the foreseeable future.

RISKS OF "PENNY STOCK." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg.Section 240.3a51-1 of the Securities and Exchange Commission. Penny stock share stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ) listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section  15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker -dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     RISKS OF STATE BLUE SKY LAWS. In addition to other risks, restrictions and limitations which may affect the resale of the existing shares of our common stock, consideration must be given to the Blue Sky laws and regulations of each State or jurisdiction in which a shareholder wishing to re-sell may reside. Some States may distinguish between companies with active businesses and companies whose only business is to seek to secure business opportunities, and may restrict or limit resales of otherwise free-trading and unrestricted securities. We have taken no action to register or qualify its common stock for resale pursuant to the Blue Sky laws or regulations of any State or jurisdiction. Accordingly offers to buy or sell our existing securities may be unlawful in certain States

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     We are a research and development company with no revenues and no immediate source or expectation of revenue generation. We have had no revenues since inception. We have been funded by our shareholder investors. Virtually all of the funding/working capital raised to date has been allocated for research and development of our several prototype projects. All costs incurred in the design and building of a prototype for the HARPS system during the 1998 year was expensed in research & development. No costs were capitalized due to the experimental nature of the project and the lack of documented feasibility that the system would produce the results necessary to place into production. During 1999, other projects were being developed and the HARPS project was placed on hold. All projects developed us are experimental in nature and are recorded as research and development expenses. Of our total expenses in 1999 of $569,462, research and development accounted for 399,792.

 (A)  PLAN  OF  OPERATION:  NEXT  TWELVE MONTHS. Our plan for the twelve months,
July 2000 - July 2001, is discussed in this Item 6. First, in general terms we intend to continue the development of our prototypes SOLAWATT, SUNSPRING and MECH ourselves, through this reporting corporation; and we intend to pursue the development of our prototypes SOLAREC and HTWO through Jade Electronic, Inc., a Nevada corporation, as indicated in Item 1, sub-item (b)(3) previously.

      (1) CASH REQUIREMENTS AND OUR NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have depended and do depend on continued support from our principal shareholders to cover any shortfall. Please refer to (b)(1) of this Item for more information. There is no binding agreement by which these or any shareholders are committed to continue funding our research and development. While our shareholders have indicated no lack of continuing support, if our required funding is not provided, we may not be able to continue as a going concern.

     We require approximately $3,000,000 to meet our budgetary requirements for the next 12 months.

HEAD  OFFICE/LAB  COSTS:
     rent                                                       30,000
     utilities  (heat,  electricity,  water,  etc.)             16,000
     office  supplies                                           12,000
     phone,  fax,  courier,  website  maintenance               28,000
     office  equipment  (computers,  etc.)                      30,000
     insurance  (business,  medical,  etc.)                     10,000
     travel,  entertainment                                     36,000
     outside  consultants                                       35,000
     legal  (including  patent  costs,  public  company
     filings,etc.)                                              90,000
     accounting,  audit                                         75,000
                                                               -------
                                                               362,000
SALARIES:
     Chief  Scientist  (SOLAREC)                                65,000
     Chief  Scientist  (SUNSPRING)                              65,000
     Interim  CEO                                               25,000
     Process  Development  Engineer  (SOLAREC)                  63,000
     Project  Manager,  Mechanical  Engineer                   140,000
     Optical/Electrical  Engineer                               61,000

     Technical  Staff                                          150,000
     Clerical                                                   50,000
     Marketing/Investor  Relations  Team                        90,000
     Miscellaneous  support,  casual  labor                    150,000
     Comptroller                                                30,000
                                                               -------
                                                               889,000

PROJECT  PROTOTYPES:
     SOLAREC  PHASE  III  (hardware,  equipment,  tests)       175,000
     SUNSPRING PHASES III &  IV (parts, assembly,testing)      550,000
     SOLAWATT  PHASES  II  &  III                              200,000
     MECH  PHASES  II  &  III
     (parts, expander, engine,and manufacture prototypes)      200,000
                                                             1,125,000
                                                             ---------
SUBTOTAL                                                     2,376,000
     Research  &  Development  20%  Contingency                470,200
                                                            ----------
TOTAL                                                       $2,886,200
                                                            ==========

     The sources of these funds may include further advances by our Shareholders, further bridge financing from other accredited and sophisticated investors, and/or proceeds from the $180,000 note from JADE. They may include successful governmental grant applications. They may include packaging other projects for sale in transactions similar to RECO/JADE, for stock and cash, in which we retain control and receive some cash or notes.

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

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. We have been entirely devoted to research and development for the past two years, 1999 and 1998. We continue to be so devoted. Our progress has been described in detail in
Item 1 sub-item (b). Some of the information so reported there is subsequent information to the close of 1999.

     The principal result of our operations, aside from progress in our development as disclosed, has been the decision to defer HARPS and ACES indefinitely. See (2) next following, Future Prospects, for more information.

     The following table summarizes the information contained in our financial statements.

                            12/31/99     12/31/98     12/31/97   From
                                                                Inception
----------------------------------------------------------------------------
Total Assets (*). . . .  $   772,662   $  435,696   $      500            0
----------------------------------------------------------------------------
Total Liabilities (**).      503,795      269,642            0            0
----------------------------------------------------------------------------
Revenues. . . . . . . .            0            0            0            0
----------------------------------------------------------------------------
Operating Expenses. . .      569,462      944,690        4,000    1,543,165
(***)
----------------------------------------------------------------------------
Other Income (interest)        8,276        5,244            0       13,520
----------------------------------------------------------------------------
Net Earnings or (Loss).     (561,186)    (939,446)      (4,000)  (1,529,645)
----------------------------------------------------------------------------
Per Share Earnings
  or (Loss) . . . . . .       (0.045)      (0.182)      (0.003)      (0.406)
----------------------------------------------------------------------------
Weighted Average. . . .   12,378,911    5,164,228    1,278,511    3,766,694
Common Shares
Outstanding
-----------------------------------------------------------------------------

     (*) ASSETS. We continue to maintain sufficient cash to deal with current expenses. Pursuant to our acquisition of RECO, we advanced $50,000 during 1998 as an unsecured loan to RECO. Please see Note 9 to our Audited Financial Statements, for the capitalization and expensing of these amounts. Please see
Note 5 for information about our Property and Equipment, and Note 6 relating to our patent costs. We recorded goodwill in connection with our acquisition of HAT and RECO as described in Note 7 to those Statements.

     Due to the negative equity position of HAT, a total of $83,346 was recorded and is being amortized over a 5 year period. The realization of this asset is contingent upon HAT's ability to generate revenues from HARPS and ACES. These projects have been deferred indefinitely, in favor of other projects.

     We also recorded goodwill in connection with RECO due to its negative equity position. A total of $439,900 was recorded upon acquisition and is being amortized over a ten year period. The realization of this asset is contingent upon RECO's ability to generate revenues from its developmental projects.

   assets  acquired . . . . . . . . . . . . . . . . 49,516
   liability  assumed . . . . . . . . . . . . . . . 49,416
   equity  acquired . . . . . . . . . . . . . . . . .  100
   cash  investment . . . . . . . . . . . . . . . . 20,000
   value  of  stock  issued . . . . . . . . . . .  420,000
   goodwill  calculation
        total  given  up  in  acquisition . . . .  440,000
        excess  of  assets  over  liabilities . . . .  100
                                                   -------
     total  goodwill . . . . . . . . . . . . . . . 439,900

     (**) LIABILITIES. We have notes payable to a related party (Note 8 of our Audit). FCIC a shareholder of Solar Energy Limited advanced $300,000 to HAT during 1997 and $200,000 during 1998 for phase one expense requirements. The $500,000 has been repaid. Cesare Bette, a shareholder, loaned us $100,000 during 1998 as a short term working capital loan. It was repaid in February 1999. Baycove Investments, Ltd., a shareholder, loaned us $308,387 and $110,252 during 1998 and 1999, respectively. The loans are non-interest bearing and due on demand. The balance of these loans at December 31, 1999, and 1998, were $418,639 and $110,252, respectively. Dr. Reed Jensen, a shareholder, loaned us $20,000 during 1999. The loan is non-interest bearing and due upon demand. We made payments of $10,000 on the loan and the balance due at December 31, 1999 was $10,000.

     (***) OPERATING EXPENSES. In 1998, our largest expenses were bad debt, financial services, legal and accounting, research and development, and travel. Each of these items greatly reduced in 1999 (we have no 1999 bad debts), except research and development, our primary activity, which has appropriately increased.

     RESEARCH AND DEVELOPMENT.All costs incurred in the design and building of a prototype for the HARPS system during the 1998 year was expensed in research & development. No costs were capitalized due to the experimental nature of the project and the lack of documented feasibility that the system would produce the results necessary to place into production. During 1999, other projects were being developed and the HARPS project was placed on hold. All projects developed by Solar are experimental in nature and are recorded as research and development expenses.

      (2) FUTURE PROSPECTS. No efforts have been made to date to identify other companies to manufacture or to identify probable or targeted licensees. We have determined to await commercially viable prototype readiness before addressing manufacturing and marketing issues. We do not expect to achieve significant sales, if any, in the next twelve to eighteen months.

     We have mentioned that HARPS and ACES have been deferred for the future. We expect to turn our attention to these projects in 18 months to two years.
Disclosure  is  now  provided  as  to  what  those  deferred  projects  are.

      HARPS refers to certain technology, patents, and intellectual property rights to the concept producing electricity using the energy of evaporation of water. One quart of water has about one-twentieth the energy of a quart of gasoline. The process derived from this technology, called Hydro Air Renewable Power Systems ( HARPS ), is (theoretically) an efficient and environmentally friendly energy source, using only dry air and water (either fresh, ocean, or waste water) to produce electricity while at the same time cleaning the air! Initial internal computer driven studies conducted by the Company indicate that electricity could be produced more economically than currently generated by nuclear or fossil fuel plants. A partially working prototype was built in Los
Alamos. We believe the concept and science is sound, but the project is too expensive and time-consuming to develop at this time.

     ACES refers to a project called Air Conditioner Energy System ( ACES ). This project is similar in theory to HARPS. The difference is that the ACES units are to be primarily for single family residences. They would be small, self-contained roof mounted units that produce electricity with a unique bi-product, cold air. That is, they provide electricity 24 hours a day while air conditioning a house. The theory also relies on the heat of vaporization of water but is simpler than the HARPS. Excess power can be sold to the utility company. A model/prototype will be built in tandem with HARPS by the same developmental team.


     SUMMARY. We do not expect to achieve profitability in the next twelve months. We are making significant progress in developing and proving our technologies. We are dependent for funding on the support of our shareholders. There is no assurance that funding will not run out. We are not ready to go to the public markets. We have re-positioned RECO with a view to its ability to go to the public markets with its projects earlier than the rest of our programs. There is no assurance that we will succeed in our various efforts. While no guarantee can be given as to when or whether we will achieve significant revenues and profitability, a reasonable estimate is believed to be eighteen months to two years from the date of this Amended Report.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Please  see  the  Attachment  F-99-A  of  this  Amended  Report for Audited
Financial  Statements  for  the  years  ended  December  31,  1999  and  1998.


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

                                      None.

             The Remainder of this Page is Intentionally left Blank

                                    PART III


    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Joel  S.  Dumaresq  (36)  is the President and CEO of Solar Energy Limited.

     Lon LaFlamme (age 50) was engaged by management to steer operations of Solar Energy Limited as Interim President and CEO for the period from May 1 to July 31, 2000, while Joel Dumaresq took a three month leave of absence for personal matters.

     Norman Wareham (46) is the our Secretary-Treasurer and Chief Financial Officer,


     The Board of Directors of this Company, Solar Energy Limited, consists of, Dr. Melvin L. Prueitt, Joel S. Dumaresq, Norman Wareham, David Jones and Dr. Reed Jensen. For further biographical information please refer to our Website, www.solarenergylimited.com.

     Lon LaFlamme (age 50) was engaged by management to steer operations of Solar Energy Limited as Interim President and Chief Executive Officer from May 1 to July 31, 2000, and to recommend changes if any to its operations and organization. Having accomplished his mission of mobilizing staff, realigning commercially viable project priorities, and crafting written project profiles for a website update and support literature in plain English rather than technical language, LaFlamme immediately assumes the full-time role of Solar Energy's Marketing/Investor Relations Manager effective August 1, 2000. Shareholder and Board member, Joel Dumaresq, a seasoned public company leader for over a decade, resumes the uncompensated role of President and Chief
Executive  Officer,  effective  August  1,  2000.

     Mr. LaFlamme had a 23 year tenure with EvansGroup (Publicist) Marketing, assuming the role of President/CEO one of the dominant integrated marketing companies in the Western United States. As one of three on the executive committee, he collaboratively joined in overseeing that corporation's ten-office system. He was instrumental in establishing an environmental affairs division, focusing on utility, air pollution control and environmental engineering. Under his leadership, he and that company garnered National, regional and local awards of excellence. Most recently, he has provided consulting services for U.S. and international clients, served as marketing professor at Brigham Young
University, the largest private university in North America. He has also authored three published novels.

     Joel S. Dumaresq (36) is the President and CEO of Solar Energy Limited. (Please see previous information of interim CEO Lon LaFlamme.) He is also CFO of Nifco Synergy, Inc. developing financial controls and systems for Expert Software Developer with operations in Canada, the United States and Mexico, and was instrumental in securing $27 million Class 12 Software financing for the company. Mr. Dumaresq was President of Westair Aviation, Inc., responsible for re-organizing and re-financing this air ambulance company. His experience with corporate finance, institutional equity sales and investment brokerage spans the past decade. rom 1986 through 1995, he served in various capacities in the investment banking industry. (1987-1983) Dominion Securities (Vancouver), Capital Markets Group; (1993-1994 )BC Dominion Securities (Vancouver) International Sales and Investment Advisor; (1994-present) Pashleth Investments Ltd. (Richmond B.C.) President. From 1995 through 1997, specifically, RBC Dominion Securities (a Division of Royal Bank), five years in institutional equity sales, and four years in retail sales. Mr. Dumaresq was president of Westair Aviation a regional air service company. He is currently a director of Wattage Monitor, Inc., (OTCBB:WMON)(wattagemonitor.com) a provider of on-line information on deregulated electric utility rates available to consumers and suppliers of electricity (since March 1999); and also Booktech Corp (ASX symbol
BTC)(www.booktech.com) an on-line publisher (since April 2000). He is also a director of Smartsources.com, a U.S. public software and information company (since 1999).

     Norman Wareham (46) is the our Secretary-Treasurer and Chief Financial Officer, and has served since 1997. He has a comprehensive background in implementing information systems for public and private companies, with particular expertise in financial management and tax planning. He is also president of Wareham Management Ltd., a private company engaged in management consulting for public and private companies. From 1995 to 1996 he was an accountant with the Certified General Accounting firm (Canada) of Wanzel, Sigmund, & Overes. From 1993 to 1995 he served as President and CEO of Transatlantic Financial Corp., a private investment banking company. He was president of Global Financial Corporation in the British West Indies, and has been a public accountant for 25 years, owning two accounting firms. Mr. Wareham is currently on the board of directors and is chief financial officer for several public companies, including the ZMAX Corporation, (since 1996) and Cybernet Internet Services International, Inc. He is currently a director of United States companies: Aquaplan, Inc., British Brasses Ltd., Viper Resources, Inc. and WattMonitor, Inc. He is a director of Canadian companies Anthian Resources Corporation and Oko Gold Corporation, since 1998 and 1997, respectively.

     Dr. Melvin L. Prueitt (age 67) is the Chairman of the Board of Directors of Solar Energy Limited, and President of our wholly-owned subsidiary, Hydro-Air Technologies, Inc. and one of our two principal scientists. Dr. Prueitt received his B.S. from the Brigham Young University, his M.S. from the University of Arizona and his Ph.D. from the University of New Mexico, all in physics. Following his graduation from the University of Arizona, Dr. Prueitt joined the Los Alamos National Laboratory where he remained until 1994. He retired from LANL in 1994. From 1997 to present he has served on the Board of Directors for Solar Energy Limited and Hydro Air Technologies, Inc. He has also been engaged, substantially full-time, in the affairs of our research and development projects.

     Dr. Prueitt, who holds 12 U.S. patents, was the first to determine the temperature of lighting strokes. A prolific research scientist and writer, he has written three books and has been published in over 30 publications. He is listed in Who s Who in the West, Who s Who in America Index, Men of Achievement, Dictionary of International Biography and Contemporary Authors.

     David Jones, 55, is one of our Directors. He brings to the Company 17 years of business experience resulting from starting and developing Jomar Systems, Inc., which specialized in the design and manufacture of nuclear assay equipment, and 32 years of systems development experience involving electronic circuit design, mechanical apparatus design, application software and firmware design, manufacturing and integration. In addition to publishing several articles on nuclear instrumentation and methods, Mr. Jones holds a patent for "Method & Apparatus for Controlling Multiple Motors". In 1992, David F. Jones was awarded the "Excellence in Enterprise" award by the Los Alamos Economic Development Corporation, the Los Alamos National Bank and the Los Alamos National Laboratory. From 1996 and currently, he has been contracted to the Los Alamos National Laboratory to provide project planning and procedure writing in support of the Technical Safety Requirements (TSR) implementation at the Plutonium and CMR facilities. Duties included establishing and maintaining a work breakdown structure and resource loaded schedule for all TSR implementation work and the writing of surveillance procedures at both facilities.

     Dr. Reed Jensen (63) is a one of our Directors and our other principal scientist, and a Director of our second subsidiary, Renewable Energy Corporation
(RECO). Since January 1999, Dr Jensen has been the President and Chief Scientist of RECO. From 1998 to 1999, he had been engaged as a Program Manager for CO2 sequestration, at Los Alamos National Laboratory ( LANL ). From 1995 to 1998, Dr. Jensen was Deputy Director for Environmental Program Management, LANL. He was responsible for the establishment of environmental stewardship at Los Alamos. From 1993 to 1995, he was engaged in Research at LANL in Nuclear fuel cycle separations from molten salt media and high temperature gas kinetics. From 1986 to 1993, he was Deputy Associate Director with line management responsibility for over 1000 chemistry and materials people including chemistry and materials divisions, at LANL centers and program offices. From 1981 to 1986, he was Program manager and technical leader for Isotope LANL Separation and Laser Programs. From 1974 to 1981, he was Division Leader and Deputy responsible for quality of the technical work, and Role Division Leader LANL engaged primarily in technical leadership. From 1972 to 1974, he was Group Leader, LANL Technical director of activities for about 50 people, in developing giant pulse chemical lasers and inventing the nozzle expansion/laser dissociation method for uranium isotope separation. From 1969 to 1972, he was a Staff Member, Geomagnetic field tracing with barium jets, chemical, LANL kinetics and chemical lasers. From 1967 to 1969, he was Assistant Professor of Chemical laser kinetics, Environmental science and Chemistry, Brigham Young University. From 1966 to 1967, he was Staff Member, Weapons explosives initiation and kinetics of LANL explosions, and engaged in CO2 laser research. He was educated at the University of California at Berkeley, doing Postdoctoral Studies in Laser Chemical Kinetics (1965-1966 school year); and Brigham Young University, Provo, Utah, earning his Ph.D., 1965, in Physical Chemistry and his B.A., 1960, in Chemistry and Mathematics. He enjoys a reading knowledge of German and French, and is fluent in Spanish, by formal study and residence in Hispanic countries. His awards include NIH Postdoctoral Fellow (1965-1966), NDEA Graduate Fellow (1962-1965), Outstanding Thesis Award (1965), Army Commendation Medal (for technical work, 1962), U.S. Department of Energy Certificate of Appreciation
(1989), American Academy of Environmental Engineers Excellence in Environmental, Engineering Superior Achievement Award (1998).

     Leslie Speir is a Director of our Subsidiary, Hydro-Air Technologies. He was a consultant and recently joined us as a salaried employee. For the past five years, he was Senior Designer for the Process Equipment Section, Merrick and Company, having participated in the Cold Vacuum Drying Facility for the

Department of Energy, and he designed equipment for the Pit-9 Waste Reclamation Characterization Facility. He brings to us the solid technical experience in systems design, and in heading up mechanical design teams. He enriches us with specialized knowledge and experience in construction, operation and maintenance of electro-mechanical and hydraulic systems, refrigeration equipment, gas chromatographies, ultra high vacuum systems, and mass pectrometer leak detectors, as well as engineering stress and dynamic drive train and basic nuclear physics calculations and radiation exposure computations, heat flow calculations and operation and maintenance of nuclear reactors including pressurized water sodium cooled and gas cooled variation. He is also trained and experienced in health physics surveying techniques and radiological hazards control.

     Stanley Prueitt is a Director of our Subsidiary, Hydro-Air Technologies. He remains with us as a consultant and brings to us a range of business, management and personnel skills along with solid experience in project controls and coordination. His executive experience includes marketing, franchising, news director, and business start-up, and the organization of public companies. He speaks, reads and writes Scandinavian languages and is an experienced motivational speaker and conductor of public seminars, a very active member of the New Mexico Mounted Patrol. From 1995 until 2000, he worked full time on staff of Los Alamos National Laboratories, as Senior Projects Control
Coordinator,  and  has  devoted  part-time  to  our  SUNSPRING  project.

     Dr. Prueitt and Dr. Jensen, our two principal scientists, are engaged in the affairs of our research and development projects substantially full-time. Our other officers and directors provide insubstantial time to our affairs, as needed, but have not been required to devote more than minimal time to us, at the present time.

     Dr.  Melvin  L.  Prueitt,  and  Stanley  Prueitt  are  father  and  son.


     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based solely upon a review of Forms 3, 4 and 5 furnished to us, if any, we are not aware of any person who at any time during the fiscal year ended December 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.


                        ITEM 10.  EXECUTIVE COMPENSATION.


     We have not and do not compensate our Directors for their attendance at Board meetings, or service in their corporate capacities as Directors. (This includes Dr. Prueitt and Dr. Jensen, our two principal scientists.) We have not and do not compensate our Officers, Mr. Dumaresq and Mr. Wareham for their official roles, for the reason that those gentlemen have not been required to devote substantial time to our affairs. Mr. LaFlamme, our interim CEO and President, and our employees including those who may also be Officers and/or Directors are compensated for their day to day business operations services.

     Dr. Prueitt and Dr. Jensen, our two principal scientists are engaged in the affairs of our research and development projects substantially full-time and are compensated for this scientific work. Our other officers and directors provide insubstantial time to our affairs, as needed, but have not been required to devote more than minimal time to us, in their capacities as such, at the present time. The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans.

     Dr. Prueitt is the Chairman of our Board of Directors. He is not an executive officer of our corporation. Dr. Prueitt has been compensated hourly, at $35 per hour. He will be salaried at $60,000 per year prospectively.

     Dr. Reed Jensen and Ann Traynor are the only full-time employees of RECO. Dr. Jensen is salaried at $60,000 per year. Currently he receives consultation payments for work on HAT and Solar Energy projects. 150,000 shares have been reserved for employees of RECO, to be issued, if at all, pursuant to a plan not yet developed. No employee plan will be developed until commercially viable products are developed, and until this subsidiary achieves profitability.

      See Executive and Directors Compensation table on the following page.

                                                                                 Long Term Compensation
                                      Annual Compensation                             Awards           Payouts
A                                   b              c          d        e           f          g         h     i
                                                                                          Securi-
                                                                     Other       Restric-   ties         All Other
  Name                                                                Annual         ted     Under-         Compen-
  And                                                                Compen-       Stock    lying    LTIP   Compen
Principal                                    .  Salary       Bonus   sation ($)    Awards  Options  Payouts sation
Position                             Year         ($)         ($)                   ($)    SARs (#)  ($)     ($)
----------------------------------------------------------------------------------------------------------------
Joel Dumaresq                        1999          0           0         0           0         0      0        0
President/CEO (1)
                                     1998          0           0         0           0         0      0        0
                                     1997          0           0         0           0         0      0        0

NOTES  TO  TABLE:

     (1)Lon  LaFlamme,  while  serving  as  interim  President  and CEO received
compensation  in  the     amount  of  $25,000.  He  did not receive any options,
shares  or  other  compensation.


     We issued a total of 700,400 shares to or for HAT. We are required to issue to or for HAT one additional share for each $2.00 of earnings generated by HAT from the HARPS project, as determined by Generally Accepted Accounting Principles (GAAP) to a maximum of 3,502,000 additional investment shares. There have not been revenues to date, so that no further issuances have been made to or for HAT. There is no indication when or if these shares or any of them will be earned. The HARPS project has been deferred, indefinitely.

     This discussion is complicated by those internal arrangements among the former HAT shareholders, and their Hydro-Air Founders LLC. The HAT Founders LLC is a kind of trust arrangement for the shares issued to it and the shares which may become issuable to it, when and if HAT/HARPS produced earnings. Their Founders Agreement sets up a formula for distribution in proportion to their continuing participation. Please see Item 12 following, for more information and for citation to the appropriate exhibits provided with this filing. In order to determine how the HAT founders would distribute their Founders Agreement shares, the computation would include factors such as hours and other participation not yet ascertainable.

          Since it is impossible to determine whether or whom shares may be issued in the future, no tabular presentation of these multiple contingencies is practicable, except to show the amount issued, that maximum amount which could be issued, and the distribution by percentages of those shares, assuming the maximum issuance, as follows:

HAT Shareholder . . . . .  Issued      %  If Issued
===================================================
Melvin L. Prueitt . . . .   67,239    10    350,200
---------------------------------------------------
David Jones . . . . . . .   33,619     5    175,100
---------------------------------------------------
Stanley D. Prueitt. . . .   33,619     5    175,100
---------------------------------------------------


---------------------------------------------------
Leslie Speir. . . . . . .   33,619     5    175,100
---------------------------------------------------
Dana Hansen and Linda . .   14,008     2     70,040
Hansen
---------------------------------------------------
Ara Lee Stevens . . . . .    5,603     1     35,020
---------------------------------------------------
Baycove Investments, Inc.  140,080    20    700,400
---------------------------------------------------
Hydro-Air Founders, LLC .  372,613    53  1,856,060
---------------------------------------------------
 Total HAT. . . . . . . .  700,400   100  3,502,000
===================================================


     It is important to understand that these relationships and agreements among and between the original HAT shareholders and the Hydro-Air Founders pre-existed our acquisition of HAT and are internal matters to the shareholders of that former subsidiary. Our obligation to HAT is only to issue additional shares per formula if and when HAT generates earnings to us. It is not presently likely that any of these additional shares will be earned in the foreseeable future.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents, as of the date of this Report, December 31, 1999, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, known to or discoverable by us, and the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. We have only one class of stock, issued and outstanding, namely Common Voting Equity Shares.

     In the following table, the total beneficial ownership of shares is shown. All of the shares issued for the acquisition of HAT are shown as owned/attributed to each of the HAT Founders. Please refer to Item 12 of this
Part III for more acquisition about the internal share ownership relationships of the HAT owners with respect to each other.

 Name and Address of Beneficial Owner . . . . . .    Share         %
                                                   Ownership
--------------------------------------------------------------------
Dr. Melvin L. Prueitt (1) . . . . . . . . . . . .    700,400    5.33
161 Cascabel
Los Alamos, New Mexico, 87544
 Chairman/Director
--------------------------------------------------------------------
Joel S. Dumaresq. . . . . . . . . . . . . . . . .     20,000    0.15
#5 4360 Agar Drive
Richmond BC Canada V7B 1A3
 President/Director.
--------------------------------------------------------------------
Norman Wareham. . . . . . . . . . . . . . . . . .          0    0.00
1177 West Hastings
Vancouver BC 2V6 E2K   Secretary-
Treasurer/Director
--------------------------------------------------------------------
David M. Jones (1). . . . . . . . . . . . . . . .    700,400    5.33
131 San Ildefonso
Los Alamos, New Mexico, 87544     Director
--------------------------------------------------------------------
Dr. Reed Jensen.. . . . . . . . . . . . . . . . .    350,000    2.66
121 La Vista
Los Alamos, New Mexico, 87544     Director
--------------------------------------------------------------------
Officers and Directors as a Group . . . . . . . .  1,770,800   13.48
====================================================================
Stanley Prueitt . . . . . . . . . . . . . . . . .    700,400    5.33
2848 A. Walnut Street
Los Alamos, NM 87544         Director Subsidiary
--------------------------------------------------------------------
Leslie Speir (1). . . . . . . . . . . . . . . . .    700,400    5.33
PO Box 4172
Fairview Station
Espanola, NM 87533           Director Subsidiary
--------------------------------------------------------------------
Hydro-Air Founders (1). . . . . . . . . . . . . .    700,400    5.33
1177 West Hastings
Vancouver BC V6E 2K3
--------------------------------------------------------------------
Givigest Fiduciary SA . . . . . . . . . . . . . .    800,000    6.09
Corso Elvezia 4
6900 Lugano Switzerland
--------------------------------------------------------------------
Baycove Investments, Ltd. (2) . . . . . . . . . .    940,000    7.16
1177 West Hastings
Vancouver BC V6E 2K3
--------------------------------------------------------------------
Baycove Capital Corp. (2) . . . . . . . . . . . .    940,000    7.16
1177 West Hastings
Vancouver BC V6E 2K3
--------------------------------------------------------------------

(1) The Founders of HAT are the interested persons in the Hydro-Air Founders. Instead of displaying the actual shares of each, the total of all is shown as attributed to each. Please see Item 12, Relationships and Transactions, for more information and disclosure.

     CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of Registrant.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


 (A) JADE/RECO. Dr. Reed Jensen and Dr. Melvin Prueitt have been identified as initial directors of the Jade Electronic, Inc., the acquiror of RECO, in a transaction in which we acquire control of JADE. (Exhibit 10.4).

 (B) ORIGINAL HAT SHAREHOLDERS INTERNAL AGREEMENTS. The founders of HAT are interested persons in the Hydro-Air Founders, LLC, an entity created by the founders of HAT to determine the ultimate and phased distribution of shares issued and to be issued to HAT for its acquisition by this Issuer.

     Founders Agreement. (Exhibit 10.3) Pursuant to that certain Founders Agreement, David F. Jones, Melvin L. Prueitt, Stanley Prueitt, and Leslie Speir (individually referred to by name or as a "HAT Shareholder," and collectively referred to as "HAT Shareholders") and Hydro-Air Technologies, Inc., ("HAT") a New Mexico corporation (Corporation") agreed to a plan of organization, management and funding for the HAT and for ownership of their interest in the Solar Energy Limited. The sum and substance of this agreement is that the Founders Shares , that is the shares issued to Hydro-Air Founders, LLC, would be distributed to the Founders according to a formula keyed to their future participation, measured by hours, and by specific kinds of tasks. This Founders agreement is internal to the Founders of HAT and does not further concern Solar Energy Limited, this reporting corporation.

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

     Voting Trust Agreement. (Exhibit 5) The HAT shareholders also created a Voting Trust, to hold and manage the shares covered by their Founders Agreement. This agreement is also internal to the Founders and Shareholders of HAT, and does not further concern Solar Energy Limited.

     Stock Restriction Agreement. (Exhibit 10.2) The HAT shareholders also created a private stock restriction agreement, to limit the ability, as between the Founders and Shareholders, to resell the shares of stock issued to them, in connection with the acquisition of HAT by Solar Energy Limited.

     The Founders Agreement, the Voting Agreement, and the Stock Restriction Agreement effectively precede the acquisition by us of HAT. We are not a party to these internal agreements of the HAT Founders and Shareholders.

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. Amended Audited Consolidated Financial Statements, for the years ended December 31, 1999, and 1998 are attached as Exhibit F-99-A.

 (B)  FORM  8-K  REPORTS.  None.

 (C) FORM 10-QSB REPORTS. We filed a quarterly report, with un-audited financial statements, for the three months ended March 31, 2000. That report is being amended contemporaneously with this Amended Annual Report. Second Quarter Report, for the six months ended June 30, 2000, is expected to be filed on or before August 15, 2000.

 (D)  EXHIBITS.  Please  see  Exhibit  Index  immediately  following.


             The Remainder of this Page is Intentionally left Blank

Exhibit         #     Table Category  /  Description of Exhibit      Page Number
Table
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
F-1   Audited  Financial  Statements:  Solar  Energy  Limited:  Consolidated:
      December 31, 1999 and 1998                                              34
--------------------------------------------------------------------------------
            [3]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
  3.1      Certificate of Incorporation: Solar Energy Limited.                48
  3.2      Articles of Incorporation: Hydro-Air Technologies, Inc.            50
  3.3      By-Laws: Hydro-Air Technologies, Inc.                              53
  3.4      Articles of Renewable Energy Corporation                           57
  3.5      Reorganization: Salvage World and Solar Energy Limited             60
  3.6      Merger of Salvage World and Taurus                                 65
--------------------------------------------------------------------------------
                               [5]   VOTING TRUST
--------------------------------------------------------------------------------
    5      Voting Trust Agreement: Internal to HAT                            70
--------------------------------------------------------------------------------
                       [6] MATERIAL CONTRACTS/ACQUISITION
--------------------------------------------------------------------------------
 10.1     First Amendment to Offer to Purchase and Plan of Internal
          Funding and Share Release and Plan of Reorganization and
          Acquisition (HAT)                                                   73
 10.2     Stock Restriction Agreement: Internal to HAT                        84
 10.3     Founders Agreement: Internal to HAT                                 90
 10.3     Purchase Agreement for acquisition of Renewable
          Energy Corporation                                                  97
 10.4     Offer to Purchase Jade Electronic Inc./Solar Energy Limited
          (RECO)                                                             102
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)

Dated:  August  2,  2000

           /s/Dr. Melvin L. Prueitt                  /s/Joel S. Dumaresq
              Dr.  Melvin  L.  Prueitt                 Joel  S.  Dumaresq
              Chairman/Director                        President/Director

          /s/Norman Wareham                         /s/David M. Jones
             Norman  Wareham                           David  M.  Jones
             Secretary/Treasurer/Director              Director

                                  /s/Dr Reed Jensen
                                     Dr.  Reed  Jensen
                                     Director

--------------------------------------------------------------------------------
                                 EXHIBIT F-99-A

                      AMENDED AUDITED FINANCIAL STATEMENTS:
                       SOLAR ENERGY LIMITED: CONSOLIDATED:
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

                                 C O N T E N T S

Accountants'  Report                                 37

Consolidated  Balance  Sheets                        38

Consolidated  Statements  of  Operations             39

Consolidated  Statements  of  Stockholders'  Equity  40

Consolidated  Statements  of  Cash  Flows            41

Notes  to  the  Consolidated  Financial  Statements  42

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Solar Energy Limited

We have audited the accompanying consolidated balance sheets of Solar Energy Limited (a Development Stage Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998, 1997 and from inception on January 5, 1994 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/Crouch, Bierwolf and Chisholm
Crouch, Bierwolf and Chisholm
Salt  Lake  City,  Utah
March  7,  2000

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                           Consolidated Balance Sheets

                                                              December 31,
                                                   1999                     1998
--------------------------------------------------------------------------------

                                     ASSETS

Current  assets
   Cash  . . . . . . . . . . . . . . . . .  $     263,371          $     286,627
   Employee  advance . . . . . . . . . . . .  . . . . . 0                    213
   Notes  receivable  (Note  9) . . . . . . . . . . . . 0                 50,000

Total  Current  Assets . . . . . . . . . . . . .  263,371                336,840
                                            -------------          -------------
Property  &  Equipment  (Note  5) . . . . . . . .  25,297                 16,653
                                            -------------          -------------

Other  Assets
   Organization  costs  (Note  1) . . . . . . . . . . . 0                  2,181
   Patent  Costs  (Note  6) . . . . . . . . . . .  33,549                  9,808
   Goodwill  (Note  7) . . . . . . . . . . . . .  445,908                 66,677
   Deposits . . . . . . . . . . . . . . . . . . . . 4,537                  3,537
                                            -------------          -------------
Total  Other  Assets . . . . . . . . . . . . . .  483,994                 82,203
                                            -------------          -------------
      Total  Assets . . . . . . . . . . . . $     772,662          $     435,696
                                            =============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  payable . . . . . . . . . . . . . . . 58,973                 44,236
   Accrued  liabilities . . . . . . . . . . . . .  16,183                 15,154
   Notes payable-related party (Note  8) . . . .  428,639                210,252
                                            -------------          -------------
       Total  Current  Liabilities . . . . . . .  503,795                269,642
                                            =============          =============
Stockholders'  Equity
   Common  Stock,  authorized
      50,000,000  shares  of  $.0001  par  value,
      issued  and  outstanding  13,153,911  and
     11,903,911  shares  respectively . . . . . . . 1,315                  1,190
   Additional  Paid  in  Capital . . . . . . .  1,797,197              1,133,323
   Deficit  Accumulated  During  the
     Development  Stage . . . . . . . . . . .  (1,529,645)             (968,459)
                                            --------------         -------------
       Total  Stockholders'  Equity . . . . . . . 268,867                166,054
                                            ==============         =============
Total Liabilities and Stockholders' Equity . $    772,662           $    435,696
                                            ==============         =============

    The accompanying notes are an integral part of these financial statements

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Operations

                                                                      Cumulative
                                           For  the  years               Total
                                         ended  December  31,            Since
                                  1999         1998         1997       Inception
--------------------------------------------------------------------------------
Revenues:                       $        0  $        0   $        0   $        0
                                ----------  ----------   ----------   ----------
Expenses:

   Amortization . . . . . . . . . . 67,981      19,866          500       89,847
   Depreciation . . . . . . . . . . .6,516           0            0        6,516
   Bank  Charges . . . . . . . . . . 1,152         983            0        2,135
   Bad  Debt . . . . . . . . . . . . . . 0     225,000            0      225,000
   Consulting . . . . . . . . . . . 48,007      16,675            0       66,900
   Filing  Fees . . . . . . . . . . . . .0           0            0          235
   Financial  Services . . . . . . . 4,512     180,000        3,500      196,552
   Interest  Expense . . . . . . . . . . 0      15,923            0       15,923
   Legal  and  accounting . . . . . 26,294      90,089            0      128,883
   Office . . . . . . . . . . . . .  4,459       3,072            0        7,531
   Promotion . . . . . . . . . . . . . 275      15,666            0       15,941
   Notary . . . . . . . . . . . . . . .  0           0            0           20
   Research  & Development . . . . 399,792     288,088            0      687,880
   Travel . . . . . . . . . . . . . 10,474      89,328            0       99,802
--------------------------------------------------------------------------------
          Total  Expenses . . . .  569,462     944,690        4,000    1,543,165
          ======================================================================
Other  Income  (Expenses)
   Interest  Income . . . . . . . .  8,276       5,244            0       13,520

Net  (Loss) . . . . . . . . . .  $(561,186)  $(939,446)     $(4,000)$(1,529,645)
                                 ===============================================
Net  Loss  Per  Share . . . . .  $   (.045)  $   (.182)     $ (.003) $    (.406)
                                 ===============================================
Weighted average
shares outstanding . . . . . .  12,378,911   5,164,228    1,278,511    3,766,694
                                 ===============================================

    The accompanying notes are an integral part of these financial statements

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                       Deficit
                                                                     Accumulated
                                                          Additional  During the
                                       Common  Stock        paid-in  Development
                                    Shares       Amount     capital     Stage
--------------------------------------------------------------------------------
Balance at beginning of development
stage-January 5, 1994 . . . . . . . . . . 0   $       0     $     0       $    0
                                  ----------------------------------------------
1/5/94-Stock issued for
organization cost . . . . . . . . 1,250,000         125       2,375            0

Net loss December 31, 1994 . . . . . . .  0           0           0        (500)
                                  ----------------------------------------------
Balance, December 31, 1994 . . .  1,250,000         125       2,375        (500)
                                  ==============================================
Net  loss  December  31,  1995 . . . . .  0           0           0        (500)
                                  ----------------------------------------------
Balance, December 31, 1995 . . .  1,250,000         125       2,375      (1,000)
                                  ==============================================
10/96-Shares issued for
cash at $2.00 . . . . . . . . . . .  13,000           1      25,999            0

11/96-Shares issued for
cash at $.09 . . . . . . . . . . . .  8,312           1         761            0

12/96-Shares issued for
cash at $.20 . . . . . . . . . . . .  1,250           0         251            0

Stock split rounding adjustment . . . 5,949           1          (1)           0

Net  loss  December  31,  1996 . . . . .  0           0           0     (24,013)
                                  ----------------------------------------------
Balance, December 31, 1996 . . .  1,278,511         128      29,385     (25,013)
                                  ==============================================
Net loss December 31, 1997 . . . . . . .  0           0           0      (4,000)
                                  ----------------------------------------------
Balance, December 31, 1997 . . .  1,278,511         128      29,385     (29,013)
                                  ==============================================
1/98-Shares issued for acquisition of
Hydro-Air Technologies, Inc. . . .  700,400          70         (70)           0

6/98-Sares issued for
cash at $.10 per share . . . . .  7,800,000         780     779,220            0

7/98-Shares issued for
cash at $1.00 per share . . . . . . 125,000          12     124,988            0

11/98-Shares issued for
cash at $.01 per share . . . . .  2,000,000         200     199,800            0

Net loss for the year
ended December 31, 1998 . . . . . . . . . 0           0           0     (939,44)
                                ------------------------------------------------
Balance, December 31, 1998 . . . 11,903,911       1,190   1,133,323    (968,459)
                                  ==============================================
4/99-Shares issued for
cash at $1.00 per share . . . . .  100,000          10      99,990             0

1/99-Shares issued for
acquisition of Renewable
Energy Corporation at
$1.20 per share . . . . . . . . .  350,000          35     419,965             0

10/99-Shares issued for
cash at $.18 per share . . . . . . 800,000          80     143,920             0

Net loss for the year
ended December  31, 1999 . . . . . . . . 0           0           0     (561,186)
                                ------------------------------------------------
Balance, December 31, 1999 . .  13,153,911      $1,315  $1,797,197  $(1,529,645)
                                ================================================

    The accompanying notes are an integral part of these financial statements

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                   January  5,
                                                                1994  (inception
                                                                      of  the
                                                                    development
                                             For  the  years        stage)  to
                                            ended  December  31,   December  31,
                                         1999        1998        1997       1999
--------------------------------------------------------------------------------

Cash  Flows  From  Operating
 Activities

Net  loss . . . . . . . . .  $(561,186)   $(939,446)     $(4,000)   $(1,529,645)
Adjustments to reconcile
net loss to net cash
provided by operations
(net of acquisition):
Amortization/Depreciation . . . 74,497       21,968          500          98,465
   Bad  Debt . . . . . . . . . . . . 0      225,000            0         225,000
   Stock issued for services . . . . 0      180,000            0         180,000
      Increase/Decrease  in:
         Employee  advance . . . . 213         (176)           0              37
         Accounts  payable . .  14,321       34,770            0          49,091
         Accrued  expenses . . . 1,029       15,154            0          16,183

Net  Cash  Flows  Used  In
 Operating  Activities . . .  (471,126)    (462,730)      (3,500)      (960,869)
                              --------------------------------------------------
   Cash  Flows  From  Investment
   Activities:
Cash acquired from subsidiary . 42,733      204,956            0         247,689
Cash paid for patent costs . . (28,872)      (3,917)           0        (32,789)
Cash paid for property
& equipment . . . . . . . . .  (17,378)      (8,397)           0        (25,775)
Cash paid for deposits . . . .  (1,000)      (3,537)           0         (4,537)
Cash paid for notes receivable . . . 0     (275,000)           0       (275,000)
                            ----------------------------------------------------
Net  Cash  Provided  by  Investing
 Activities . . . . . . . . . . (4,517)      (85,895)           0       (90,412)
                            ----------   ----------    ---------    ------------
   Cash  Flows  From  Financing
   Activities:
Issued common stock
for cash . . . . . . . . . .  244,000       925,000            0       1,196,013
   Cash received on advance
by shareholders . . . . . . . 318,387       410,252            0         728,639
   Cash paid on debt
financing . . . . . . . . .  (110,000)     (500,000)           0       (610,000)
                            ----------------------------------------------------
Net  Cash  Provided  by  Financing
Activities . . . . . . . . .  452,387       835,252            0       1,314,652
                            ----------   ----------    ----------   ------------
Net increase (decrease)
in cash . . . . . . . . . . . (23,256)      286,627       (3,500)        263,371

Cash,  beginning  of  year .  286,627             0        3,500               0
                            ---------    ----------     ---------   ------------
Cash,  end  of  year . . .  $ 263,371   $  286,627     $       0    $    263,371
                            ---------   ----------      ---------   ------------
Supplemental  Cash  Flow  Information
   Cash  Paid  For:
     Interest . . . . . . . $       0   $   15,923     $       0    $     15,923
     Taxes . . . . . . . .  $       0   $        0     $       0    $          0
                            =========   ==========     =========    ============

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

     On January 1, 1998 the Company issued the initial 170,400 shares of stock and on October 21, 1998 an additional 530,000 share were issued for the acquisition of 100% of Hydro-Air Technologies, Inc. (Hydro) a New Mexico corporation organized June 18, 1997. Hydro owns various rights to patented intellectual property called Hydro-Air Renewable Power System ("HARPS"), and has developed a prototype system to generate electricity from the evaporation of water. Hydro's headquarters are located in Los Alamos, New Mexico. This business combination was accounted using the purchase method. Operations of Hydro have been included in the consolidated statement of operations since January 1, 1998. The Company valued the acquisition at $83,346, the amount of goodwill recorded for the acquisition.

     In January 1999 the Company issued 350,000 shares of stock for the acquisition of 100% of Renewable Energy Corporation (RECO) a New Mexico corporation organized November 30, 1998. RECO owns various rights to patented intellectual property associated with the solar recycling of CO2 to fuel. RECO's headquarters are located in Los Alamos, New Mexico. The Company valued the acquisition at $440,000 consisting of cash paid of $20,000 and stock valued at $420,000. The Company acquired RECO assets of $49,500 and assumed liabilities of $49,400. The acquisition was recorded using the purchase method of a business combination. The statement of operations of RECO has been included in the consolidated statements of operation from January 1, 1999. RECO had no operations in 1998, therefore no proforma information is presented. The Company recorded $439,000 of goodwill in connection with this acquisition (see Note 7).

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

     Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998.

                                               1999        1998
-------------------------------------------------------------------
     Deferred  tax  asset:
        NOL  carrryforward                 $  458,880   $  268,076
     Valuation  allowance                    (458,880)    (268,076)
                                           -----------  -----------
     Total                                 $        0   $        0


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

NOTE  1  Summary  of  Significant  Accounting  Policies  (Continued)

i.  Bad  Debt

   During 1998, the Company loaned an individual $225,000 for development expenses incurred in research technology which the Company intended to acquire. The advances were not collected and the Company expensed them as bad debt.

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

     The Company issued 7,800,000 shares of common stock at $.10 and 2,000,000 shares of common stock at $.10 for cash and services in an exempt 504 offering which raised $800,000 during 1998.

     The Company also issued 125,000 shares of common stock for $125,000 in a 505 exempt offering.

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE  4  -  Stockholders'  Equity  Transactions  (Continued)

     During January 1999, the Company issued 350,000 shares of its common stock to acquire 100% of the stock of Renewable Energy Corporation. The shares were valued at $1.20 each net of a 40% discount due on their restricted nature based on the trading value of the stock at the time.

     During May 1999, the Company issued 100,000 shares of its common stock for cash of $100,000.

     During November 1999, the Company issued 800,000 shares of its common stock for cash of $144,000.


NOTE  5  -  Property  &  Equipment

     Property and equipment consists of the following at December 31, 1999 and 1998:

                                                  1999                  1998
--------------------------------------------------------------------------------
     Office  Equipment  &  Furniture      $     26,496              $     11,020
     Tools                                       1,539                     1,539
     Auto                                        6,522                     6,522
                                                34,557                    19,081
     Accumulated  Depreciation                  (9,260)                  (2,428)
                                          -------------             ------------
     Net  Property  &  Equipment          $     25,297              $     16,653
                                          ============              ============

     Depreciation expense for the years ended December 31, 1999 and 1998 is $6,516 and $2,102, respectively.

NOTE  6  -  Patent  Costs

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

     The Company is committed to an operating lease for office space in Los Alamos, New Mexico that expires in August 2000. Future minimum lease payments are as follows at December 31, 1999.

     2000      $          18,400
               -----------------
     Total     $          18,400
               =================

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

NOTE  11  -  Fair  Value  of  Financial  Instruments  (Continued)

     Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.

NOTE  12  -  Prior  Period  Restatement

The Company recorded services in connection with stock issued for cash at a discount. The 1998 statement of operations was restated to reflect $180,000 in expenses for these services. The balance sheet and statement of cash flows also reflect the restatement.

--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

                 CERTIFICATE OF INCORPORATION: SOLAR ENERGY LTD.
--------------------------------------------------------------------------------

                          CERTIFICATE OF INCORPORATION
                                       OF

                              Solar Energy Limited

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


DATED:  July  24,  1997                         /s/Regina  Cephasy
                                                   Regina  Cephasy

--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

             ARTICLES OF INCORPORATION: HYDRO-AIR TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

                        ARTICLES  OF  INCORPORATION
                                     OF
                        HYDRO-AIR  TECHNOLOGIES,  INC.


The undersigned acting as an Incorporator of a corporation under the New Mexico Business Corporation Act [53-11-1 to 53-18-12 NMSA 1978 (1993 Repl.)] adopts the following Articles of Incorporation for the corporation:


                                    ARTICLE I

     Its  corporation  name  will  be  Hydro-Air  Technologies,  Inc.

                                   ARTICLE II

     It is organized to provide research and development in the production of power utilizing the heat vaporization of water and for every other purpose permitted by the Business Corporation Act.

                                   ARTICLE III

     It will have authority to issue one class of 250,000 shares of no par value common stock.

                                   ARTICLE IV

     Its initial registered office address will be 161 Cascabel, Los Alamos, NM 87544, and its initial registered agent at that address will be Melvin L. Prueitt.

                                    ARTICLE V

     The names and addresses of the four Directors who will constitute its initial Board of Directors and who have consented to serve as Directors until the first annual meeting of shareholders or until their successors are elected and qualify are:

     Melvin  L.  Prueitt          Stanley  D.  Prueitt
     161  Cascabel                2848-A  Walnut  Street
     Los  Alamos  NM  87544       Los  Alamos  NM  87544

     David  F.  Jones             Leslie  G.  Speir
     131  San  Ildefonso  Road    PO  Box  4172
     Los  Alamos  NM  87544       Fairview  Station
                                  Espanola  NM  87533


                                   ARTICLE VI

     Each director who qualifies under Section 53-12-2(e) NMSA 1978 (1933 Repl.), as amended from time to time, shall not be personally liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a director of the Corporation.



                                   ARTICLE VII

                The  name  and  address  of  the  Incorporator  is:

                                Melvin L. Prueitt
                                  161 Cascabel
                               Los Alamos NM 87544


DATED  this  18th  day  of  June,  1977.


/s/Melvin  L.  Prueitt
   Melvin  L.  Prueitt,  Incorporator

                     AFFIDAVIT OF ACCEPTANCE OF APPOINTMENT
                           BY INITIAL REGISTERED AGENT

     I, Melvin L. Prueitt, being duly sworn, accept appointment by Hydro-Air Technologies, Inc. as its Initial Registered Agent, pursuant to the Business Corporation Act (53-12-3 NMSA 1978 (1993 Repl.)].



/s/Melvin  L.  Prueitt
   Melvin  L.  Prueitt,  Incorporator

STATE  OF  NEW  MEXICO

COUNTY  OF  LOS  ALAMOS

     On this 18th day of June, 1997, Melvin L. Prueitt personally appeared before me, a Notary Public in and for the State and County aforesaid, and acknowledged that he does hereby accept the appointment as the initial Registered Agent of Hydro-Air Technologies, Inc., the corporation applying for Certificate of Incorporation in the foregoing Articles of Incorporation.

(Seal)

/s/Ruth  A.  Salinger
   Ruth A. Salinger
Notary  Public


My  Commission  Expire:

7-27-01

--------------------------------------------------------------------------------
                                   EXHIBIT 3.3

                      BY-LAWS: HYDRO-AIR TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

                                     BYLAWS

                                       OF

                          HYDRO-AIR TECHNOLOGIES, INC.


                                        I
                                  SHAREHOLDERS

     A. MEETINGS: The Annual Meeting of Shareholders will be held on the first day of June at the hour of 6:00 p.m. at the place fixed by the Board. Special Meetings of Shareholders may be called by the President, the Board, of the holders of thirty (30%) percent of the shares entitled to vote at the meeting and will be held at the time and place fixed by the person calling the Special Meeting. If the place of meeting is not fixed, the meeting will be held at the registered office of the Corporation.

     B. NOTICE: Written Notice stating the time, place, and, if a Special Meeting, the purpose, will be delivered not less than ten, nor more than fifteen days before the meeting date either personally or by mail at the direction of the President, the Secretary, or the persons calling the meeting, to each Shareholder of record entitled to vote at the meeting. If mailed, a Notice is deemed delivered when deposited postage prepaid in the United States mail addressed to the Shareholder at the address shown by the Corporation transfer books.

     C. QUORUM - VOTING: A majority of the shares entitled to vote represented in person or by proxy will constitute a quorum at a meeting of Shareholders. A quorum once attained continues until adjournment despite voluntary withdrawal of enough shares to leave less than a quorum. If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter will be the act of the Shareholders unless the vote of a greater number or class voting is required by the Business Corporation Act.

                                       II
                                    Directors

     A. NUMBER, TENURE, QUALIFICATION, ELECTION: The Board will consist of six Directors who will be elected annually by the Shareholders at their Annual Meeting to serve until their successors have been elected and qualified. A Director need not be a Shareholder or a New Mexico resident. A Director may be removed with or without cause by the Shareholders, or may resign. If there is more than one Director, vacancies may be filled by a majority of the remaining Directors though less than a quorum. If no Directors, remain, the Shareholders shall elect new Directors. Newly created directorships may be filled by the Directors for a term of office continuing only until the next election of Directors by the Shareholders.

     B. MEETINGS: An Annual Meeting of the Board will be held without notice immediately following the Shareholders' Annual Meeting. Special Meetings of the Board may be called by any Director or Officer and will be held at the time and place fixed by the person calling the Special Meetings. Written Notice stating the time, place and purpose of the Special Meeting will be delivered either personally, by mail, or by telegram at the direction of the person calling the meeting, to each Director at least twenty-four (24) hours before the Special Meeting time. If mailed, or telegraphed, a Notice is deemed delivered when deposited, postage or charges prepaid, with the transmitting agency, addressed to the Director.

     C. QUORUM - ACTION: A majority of the number of Directors then in office will constitute a quorum at Board Meetings. A quorum once attained continues until adjournment despite voluntary withdrawal of enough Directors to leave less than a quorum. The act of a majority of the Directors present at a meeting at which a quorum is present will be the act of the Board. The Directors will manage the business and affairs of the Corporation and may act only as a Board with each Director having one vote. The Board of Directors, by resolution adopted by a majority of the full Board, may designate from among its members one or more committees each of which shall have and may exercise all the authority of the Board to the extent provided by law.

                                       III
                                    Officers

     A. NUMBER, TENURE, QUALIFICATION AND ELECTION: The officers of the Corporation will be President, Vice President, Secretary and Treasurer, and such other officers as the Board may decide, who will be elected annually by the Board at its Annual Meeting to serve until their successors are elected and qualified. Officers need not be Shareholders, or Directors, or New Mexico residents. An officer may be removed with or without cause by the Board, or may resign. Vacancies and newly created offices will be filled by the Board. One person may hold more than one office, but no person may be both President and Secretary. Officers will perform the duties, and will have the power and authority, assigned by the Board, incident to the office, and provided in the Bylaws.

     B. PRESIDENT AND VICE PRESIDENT: The President, or the Vice President during the absence, disability, or failure to act of the President, will be the chief executive officer of the Corporation, will preside at all Corporation meetings, and when authorized will execute and deliver documents in the name of the Corporation.

     C. SECRETARY AND ASSISTANTS: The Secretary, or any Assistant Secretary during the absence, disability, or failure to act, of the Secretary, will keep and have custody of, the record of Shareholders, the stock transfer books, and the minutes of the proceedings of the Shareholders and Directors, will give all Notices required, and when authorized will execute, attest, seal, and deliver documents of the Corporation.

     D. TREASURER AND ASSISTANTS: The Treasurer, or any Assistant Treasurer during the absence, disability, or failure to act, of the Treasurer, will be custodian of the property of, and will be responsible for keeping, correct and complete books and records of account for the Corporation.

                                       IV
                            ACTION WITHOUT A MEETING

     Any action required or permitted to be taken at a meeting of Shareholders or Directors may be taken without a meeting if a consent in writing setting forth the action so taken is signed by all of the Shareholders entitled to vote with respect to the subject matter thereof, or by all the Directors, as the case may be.

                                        V
                                WAIVER OF NOTICE

     Whenever any notice is required to be given to any Shareholder or Director, a waiver thereof in writing signed by the person entitled to the notice is equivalent to the giving of the notice. The attendance of a Shareholder in person or by proxy, or of a Director, at a meeting constitutes a waiver of notice of the meeting except when attendance is for the sole purpose of objecting because the meeting is not lawfully called or convened.

                                       VI
                                      SEAL

     The Board may adopt a corporate seal which the Corporation may use by impressing or affixing it or a facsimile thereof, but the failure to have or affix a corporate seal does not affect the validity of any instrument or any action taken in reliance thereon or in pursuance thereof.

                                       VII
                         SHARE CERTIFICATES AND TRANSFER

     The Board will adopt a form of certificate to represent the shares of the Corporation. Each Shareholder is entitled to a certificate, signed by the

President or Vice President, and the Secretary or an Assistant Secretary, and representing the number of full and fractional fully paid shares owned by the Shareholder. Share transfer and issuance will be done by the Secretary, or the designee thereof, in the manner provided by the Business Corporation Act and Uniform Commercial Code of New Mexico. The name and address of the Shareholder to whom the certificate is issued, the number and class of shares represented, and the date of original issue or from whom transferred shall be entered on the record of Shareholders of the Corporation. The person or entity in whose name shares stand on the record of Shareholders of the Corporation will be the Shareholder and will be deemed by the Corporation to be the owner of the shares for all purposes whether or not the Corporation has other knowledge. Shares will be transferred only on the stock transfer books of the Corporation.

                                      VIII
                                MONETARY MATTERS

     A. FUNDS AND BORROWING: The depository for corporate funds, the persons entitled to draw against these funds, the person entitled to borrow on behalf of the Corporation, and the manner of accomplishing these matters will be determined by the Board.

     B. COMPENSATION: The compensation for the Directors and Officers will be established by the Board. Compensation of employees will be established by the President subject to review by the Board.

     C. FISCAL YEAR: The fiscal year of the Corporation will be established by the Board.

                                       IX
                               INTERESTED PARTIES

     No transaction of the Corporation will be affected because a Shareholder, Director, Officer or Employee of the Corporation is interested in the transaction. Such interested parties will be counted for quorum purposes, and may vote, when the Corporation considers the transaction. Such interested parties will not be liable to the Corporation for the party's profits, or the Corporation's losses, from the transaction.

                                        X
                                   AMENDMENTS

     These Bylaws may be altered, amended, or repealed by the Board unless the power to do so is reserved to the Shareholders by the Articles of Incorporation.

                             SECRETARY'S CERTIFICATE

     I certify the foregoing to be the true copy of the Bylaws duly adopted by the Corporation on the 15th day of July 1997.


/s/Stanley  D.  Prueitt
   Stanley  D.  Prueitt

--------------------------------------------------------------------------------
                                   EXHIBIT 3.4

                       ARTICLES OF RENEWABLE ENERGY CORP.
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION

     The undersigned acting as an Incorporator of a corporation under the New Mexico Business Corporation Act adopts the following Articles of Incorporation for the corporation.

                                    ARTICLE I

     Its  corporate  name  will  be  Renewable  Energy  Corporation.

                                   ARTICLE II

     It is organized to develop advanced solar energy and solar fuels processes and for every other purpose permitted by the Business Corporation Act.

                                   ARTICLE III

     It will have authority to issue one class of 100,000 shares of no par value common.

                                   ARTICLE IV

     Its initial registered office address will be Suite 1000, 6555 Americas Parkway, N.E., Albuquerque, New Mexico, and its initial registered agent at that address will be Graham Browne.

                                    ARTICLE V

     The name and address of the two Directors who will constitute its initial Board of Directors is:

Reed  Jensen
121  La  Vista
Los  Alamos,  New  Mexico  87544

Nancy  P.  Jensen
121  La  Vista
Los  Alamos,  New  Mexico  87544


DATED:  November  25,  1998.


/s/Gabriel  M.  Parra
   GABRIEL  M.  PARRA
   Suite  1000
   6555  Americas  Parkway,  N.E.
   Albuquerque,  New  Mexico

                            ACCEPTANCE OF APPOINTMENT
                               AS REGISTERED AGENT

     The undersigned, being duly sworn, accepts appointment as Registered Agent pursuant to the Business Corporation Act for Renewable Energy Corporation, a New Mexico corporation.



/s/  Graham  Browne
GRAHAM  BROWNE


STATE  OF  NEW  MEXICO

COUNTY  OF  BERNALILLO

        Signed and sworn before me on November 25, 1998 by Graham Browne.


/s/  Victoria  Wiley
Notary  Public

My  commission  expires:
January  2,  2002

--------------------------------------------------------------------------------
                                   EXHIBIT 3.5

          REORGANIZATION, SALVAGE WORLD AND SOLAR ENERGY LIMITED CORP.
--------------------------------------------------------------------------------

                        PLAN OF REORGANIZATION AND MERGER

                                    BY WHICH

                               SALVAGE WORLD, INC.
                             (A NEVADA CORPORATION)

                           SHALL MERGE INTO AND BECOME

                              SOLAR ENERGY LIMITED
                            (A DELAWARE CORPORATION)


     THIS PLAN OF REORGANIZATION AND MERGER is made and dated this day of December 17, 1997, by and between the above referenced corporations, and shall become effective on the Effective Date as defined herein.


                           I.  THE INTERESTED PARTIES


A.  THE  PARTIES  TO  THIS  PLAN  OF  MERGER

     1. SALVAGE WORLD, INC. ( Salvage ), 774 Mays Blvd. #10, Incline Village NV 89451, a Nevada Corporation, was duly incorporated in Nevada on August 28, 1996.

     2. SOLAR ENERGY LIMITED ( Solar ), 1177 W. Hastings, Vancouver BC V6E 2K3, a Delaware Corporation, was duly incorporated in Delaware on July 24, 1997.


                                  II.  RECITALS


A.  THE  CAPITAL  OF  THE  PARTIES:

     1. THE CAPITAL OF SALVAGE consists of 100,000,000 shares of common voting stock of $.001 par value authorized, of which no shares have been or are issued or outstanding.

     2. THE CAPITAL OF SOLAR consists of 50,000,000 shares of common voting stock of $.0001 par value authorized, of which no shares have been issued or are outstanding.

B. THE BACKGROUND FOR THE MERGER: Salvage desires to locate its Corporate Situs in Delaware.

C. THE BOARDS OF DIRECTORS of both Corporations respectively have determined that it is advisable and in the best interests of each of them and both of them that they merge with and into the Delaware Corporation, in order to change the domicile of the resulting Corporation to Nevada in accordance with IRS 368(a)(1)(F), to adopt the name of the Delaware Corporation as the name of the resulting and surviving Delaware Corporation, and to retain the operational history and continuity of the Nevada corporation, as may be permissible by law, subject to such reporting and qualifying provisions as the law may require.

D. THE SHAREHOLDERS OF SALVAGE, the Nevada corporation, having met on December 17, at a meeting of shareholders, duly called upon notice, approved the merger, by affirmative vote 24,339,750, abstaining 2,500 votes, and against 12,500, there being a total issued and outstanding of 24,451,250, and 24,354,750 shares present and voting, this agreement was approved and adopted by the Board of Directors of Salvage in a manner consistent with the laws of Nevada and the constituent documents of the Salvage.

E. APPROVAL BY SOLAR, THE DELAWARE CORPORATION, THERE BEING NO SHARES ISSUED OR OUTSTANDING, IMMEDIATELY PRECEDING THE MERGER, OR AT ANY TIME BEFORE THE ADOPTION OF THIS AGREEMENT BY THE BOARD OF DIRECTORS OF SOLAR, THIS AGREEMENT WAS APPROVED BY SOLAR PURSUANT TO THE SECOND SENTENCE OF SUBSECTION (F) OF
SECTION  251  OF  THE  DELAWARE  GENERAL  CORPORATIONS  LAW.


                              III.  PLAN OF MERGER


A. REORGANIZATION AND MERGER: The Delaware corporation and the Nevada corporation are hereby reorganized and the Nevada corporation is hereby merged with and into the Delaware corporation.

1. The Delaware Corporation: The former Salvage World, Inc., of Nevada will become and thereafter be Solar Energy Limited, of Delaware. The Nevada corporation will retain its corporate personality and status, and will continue its corporate existence uninterrupted, in and through, and only in and through the surviving Delaware corporation.

2. The Delaware Corporation: shall become and thereafter be the successor Nevada corporation.

B. EFFECTIVE DATE: This Plan of Reorganization and Merger shall become effective immediately upon approval and adoption by the parties hereto, in the manner provided by the law of the places of incorporation and constituent corporate documents, and the time of such effectiveness shall be called the effective date hereof.

C. SURVIVING CORPORATION: The Delaware corporation shall survive the merger herein contemplated and shall continue to be governed by the laws of Delaware, and the separate corporate existence of the Nevada corporation shall cease forthwith upon the effective date hereof.

     Rights  of  Dissenting  Shareholders:     The  Delaware  corporation is the
entity responsible for the rights of dissenting shareholders whether pursuant to the laws of Delaware, of Nevada or otherwise.

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

     b. Agent for Mailing Process to the Nevada corporation: the Nevada corporation hereby further complies with the laws of Delaware by designating a person to whom process served upon the Secretary of that State may be forwarded and mailed: William Stocker, Special Counsel, P.O. Box 4980, Laguna Beach CA 92652.

D. SURVIVING ARTICLES OF INCORPORATION: the Articles of Incorporation of the surviving corporation as filed and/or last amended shall be the Articles of Incorporation of the surviving corporation following the effective date hereof unless and until such Articles be amended in accordance with the laws of Delaware.

E. SURVIVING BY-LAWS: the By-Laws of the Surviving corporation shall become and remain by the By-Laws of the Surviving Corporation until and unless they be amended in accordance with the laws of Delaware.

F. CONVERSION OF OUTSTANDING STOCK: Forthwith upon the effective date hereof, each and every issued and outstanding share of Salvage World, Inc. common voting stock shall be converted into one share of Solar Energy Limited The holders of certificates representing shares of the Nevada corporation may surrender them to the transfer agent for common stock of the resulting corporation, which is and shall be Madison Stock Transfer, 1813 East 24th Street, Brooklyn NY 11229.

G. FURTHER ASSURANCE, GOOD FAITH AND FAIR DEALING: the Directors of each Company shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and to do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein; and both companies covenant hereby to deal fairly and good faith with each other and each others shareholders.

     THIS PLAN OF REORGANIZATION AND MERGER is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

   SALVAGE  WORLD,  INC.               SOLAR  ENERGY  LIMITED
(A  NEVADA  CORPORATION)             (A  DELAWARE  CORPORATION)

         by                                       by


/s/  Donald  J.  Wells               /s/  Joel  M.  Dumaresq
     Donald  J.  Wells                    Joel  M.  Dumaresq
     President                            President

/s/  Joseph  A.  Kane               /s/  Norman  Wareham
     Joseph  A.  Kane                    Norman  Wareham
     Secretary                           Secretary

--------------------------------------------------------------------------------
                                   EXHIBIT 3.6

                       MERGER OF SALVAGE WORLD AND TAURUS
--------------------------------------------------------------------------------

                           ARTICLES AND PLAN OF MERGER

                                    BY WHICH

                             TAURUS ENTERPRISES INC.
                            (A DELAWARE CORPORATION)

                           SHALL MERGE INTO AND BECOME

                               SALVAGE WORLD, INC.
                             (A NEVADA CORPORATION)


     THESE ARTICLES AND PLAN OF MERGER are made effective and dated this day of August 28, 1996, by and between the above referenced corporations, sometimes referred to herein as "Taurus" and "Salvage" respectively.


                           I.  THE INTERESTED PARTIES


A.  THE  PARTIES  TO  THIS  PLAN  OF  MERGER

     1. TAURUS ENTERPRISES INC. ( Taurus ), 3131 S.W. Freeway #46, Houston TX 77098, a Delaware Corporation, was duly incorporated in Delaware on January 5, 1994.

     2. SALVAGE WORLD, INC. ( Salvage ), 774 Mays Blvd. #10, Incline Village NV 89451, a Nevada Corporation, was duly incorporated in Nevada on August 28, 1996.


                                  II.  RECITALS


A.  THE  CAPITAL  OF  THE  PARTIES:

     1. THE CAPITAL OF TAURUS consists of 100,000,000 shares of common voting stock of $.0001 par value authorized, of which 25,285,000 shares are issued and outstanding.

     2. THE CAPITAL OF SALVAGE consists of 100,000,000 shares of common voting stock of $.001 par value authorized, of which no shares have been or are issued or outstanding.

B. THE BACKGROUND FOR THE MERGER: Taurus desires to locate its Corporate Situs in Nevada, for the reason that its principal offices and principal place of business is located in the western United States.

C. THE BOARDS OF DIRECTORS of both Corporations respectively have determined that it is advisable and in the best interests of each of them and both of them that they merge with and into the Nevada Corporation, in order to change the domicile of the resulting Corporation to Nevada in accordance with IRS
368(a)(1)(F), to change the name of the resulting and surviving Nevada corporation, and to retain the operational history and continuity of the

Delaware corporation, its Tax I.D. Number, its SEC Number and other identification numbers and filing status's as may be permissible by law, subject to such reporting and qualifying provisions as the law may require.

D. THE SHAREHOLDERS OF THE DELAWARE CORPORATION, HAVING VOTED 25,285,000 SHARES IN FAVOR AND NO SHARES AGAINST THIS PLAN OF MERGER, AND THE INCORPORATOR AND INITIAL DIRECTORS OF THE NEVADA CORPORATION, NO STOCK HAVING BEEN ISSUED, HAVE DULY APPROVED THIS PLAN OF MERGER, EACH IN THE MANNER PROVIDED BY THE LAWS OF ITS OWN STATE OR TERRITORY, AND ITS CONSTITUENT DOCUMENTS.


                              III.  PLAN OF MERGER


A. REORGANIZATION AND MERGER: The Delaware corporation and the Nevada corporation are hereby reorganized and the Delaware corporation is hereby merged with and into the Nevada corporation.

1. The Delaware Corporation: The former Taurus Enterprises Inc. of Delaware will become and thereafter be Salvage World, Inc., of Nevada. The Delaware corporation will retain its corporate personality and status, and will continue its corporate existence uninterrupted, in and through, and only in and through the Nevada corporation.

2. The Nevada Corporation: The new Nevada Corporation, formed or being formed in Nevada, shall become and thereafter be the successor Nevada corporation.

B. EFFECTIVE DATE: These Articles and Plan of Merger shall become effective immediately upon approval and adoption by the parties hereto, in the manner provided by the law of the place of incorporation and its constituent corporate documents, and the time of such effectiveness shall be called the effective date hereof.

C. SURVIVING CORPORATION: The Nevada corporation shall survive the merger herein contemplated and shall continue to be governed by the laws of Nevada, and the separate corporate existence of the Delaware corporation shall cease forthwith upon the effective date hereof.

     Rights of Dissenting Shareholders:     The Nevada corporation is the entity
responsible for the rights of dissenting shareholders whether pursuant to the laws of Delaware, of Nevada or otherwise.

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

     b. Agent for Mailing Process to the Nevada corporation: the Nevada corporation hereby further complies with the laws of Delaware by designating a person to whom process served upon the Secretary of that State may be forwarded and mailed: William Stocker, Corporate Counsel, P.O. Box 4980, Laguna Beach CA 92652.

D. SURVIVING ARTICLES OF INCORPORATION: the Articles of Incorporation of the surviving corporation as filed and/or last amended shall be the Articles of Incorporation of the surviving corporation following the effective date hereof unless and until such Articles be amended in accordance with the laws of Nevada.

E. SURVIVING BY-LAWS: the By-Laws of the Nevada corporation shall become and remain by the By-Laws of the Surviving Corporation until and unless they be amended in accordance with the laws of Nevada.

F. CONVERSION OF OUTSTANDING STOCK: Forthwith upon the effective date hereof, each and every issued and outstanding share of Taurus Enterprises Inc. common voting stock shall be converted into one share of the Salvage World, Inc. The holders of certificates representing shares of the Delaware corporation may surrender them to the transfer agent for common stock of the resulting corporation.

G. FURTHER ASSURANCE, GOOD FAITH AND FAIR DEALING: the Directors of each Company shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and to do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein; and both companies covenant hereby to deal fairly and good faith with each other and each others shareholders.

     THIS ARTICLES AND PLAN OF MERGER is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

 SALVAGE  WORLD,  INC.                     SALVAGE  WORLD,  INC.
(A  NEVADA  CORPORATION)                  (A  NEVADA  CORPORATION)

             by                                        by

      /s/Joseph  A.  Kane                      /s/Donald  J.  Wells
         Joseph  A.  Kane                         Donald  J.  Wells
         Secretary                                President

--------------------------------------------------------------------------------
                                    EXHIBIT 5

                             VOTING TRUST AGREEMENT
--------------------------------------------------------------------------------

                             VOTING TRUST AGREEMENT


          David F. Jones, Melvin L. Prueitt, Stanley Prueitt, and Leslie Speir (individually "Shareholder" and collectively, "Shareholders"), and Melvin L. Prueitt ("Voting Trustee") agree:

          1. Recitals. Each Shareholder owns stock in Hydro- Air Technologies, Inc., a New Mexico corporation ("Corporation"). Corporation is issuing shares of Corporation to Voting Trustee ("Shares") so that the Shares may be issued to the Shareholders or others as provided in Founders Agreement dated the same date as this Voting Trust Agreement among the Shareholders and the Corporation ("Founders Agreement") and to maintain the availability of the Shares in the event the Corporation is acquired as set out in the Founders Agreement. The Shareholders execute this Voting Trust Agreement ("Agreement") to implement the Founders Agreement.

          2. Book Entry. Upon receipt by Voting Trustee of the Shares, the Voting Trustee will establish and maintain book entry records of the beneficial ownership of the Shares in the Voting Trust established by this Agreement ("Voting Trust").

          3. Removal of Shares From Voting Trust. Shares may be removed from this Voting Trust when they are to be issued as Founder Shares or Discretionary Shares pursuant to the Founders Agreement ("New Shares").

          4. Exchange of Shares. In the event of the acquisition of the Company by The Acquisition Company, the Voting Trustee will exchange the Shares of the Corporation which are subject to this Voting Trust to The Acquisition Company in exchange for equivalent Shares in The Acquisition Company Shares. The Acquisition Company Shares will then be "Shares" subject to this Voting Trust and the Founders Agreement.

          5. Voting. At all meetings of shareholders of Corporation, and in all proceedings affecting Corporation, the Voting Trustee will vote the Shares registered in the Voting Trust name in such manner as the Shareholders direct. The Voting Trustee will not be liable for the consequence of any vote cast or action taken in good faith.

          6. Dividends. Shareholders will be entitled to receive from the Voting Trustee payments equal to any cash dividends received by the Voting Trustee on the Shares. If any dividends are declared in additional shares of the Corporation, the Voting Trustee will retain such additional shares, which will be deemed to have been deposited under the terms of this Agreement.

          7. Termination. This Agreement will terminate upon the date all of the Shares have been issued as Founder Shares or Discretionary Shares under the Founders Agreement or may be terminated in writing prior to that date by the Trustee. Upon termination, the Voting Trustee will deliver any Shares which were not issued as Founder Shares or Discretionary Shares to the Shareholders as provided in the Founders Agreement.

           8. Transfer of Stock to Successor Voting Trustee. Los Alamos National Bank is designated as successor Voting Trustee. If the Voting Trustee becomes incapacitated or dies, the conservator or personal representative of the Voting Trustee will take all necessary action to deliver all Shares owned by the

Voting Trust to the successor Voting Trustee to be held by the successor as if the successor was the original Voting Trustee subject to the terms of this Agreement.

           9. Binding Effect. This Agreement will inure to the benefit of, and be binding upon: (i) every person or entity who is the record, legal or beneficial owner of Shares, whether by issue or transfer, including without limitation any spouse, representative, transferee, owner, nominee, grantee, successor and assign of the Shareholders, and (ii) the Voting Trustee, any successor Voting Trustee and their successors, personal representatives, and transferees, is governed by and construed in accordance with the laws of New Mexico, is specifically enforceable and may be modified only in writing.


                            DATED:    10/14   , 1997.


SHAREHOLDERS:       /s/  David  F.  Jones
                         DAVID  F.  JONES

                    /s/  Melvin  L.  Prueitt
                         MELVIN  L.  PRUEITT

                    /s/  Stanley  Prueitt
                         STANLEY  PRUEITT

                    /s/  Leslie  Speir
                         LESLIE  SPEIR

VOTING  TRUSTEE:    /s/  Melvin  L.  Prueitt
                         MELVIN  L.  PRUEITT

--------------------------------------------------------------------------------
                                  EXHIBIT 10.1

    FIRST AMENDMENT TO OFFER TO PURCHASE AND PLAN OF INTERNAL FUNDING AND SHARE
               RELEASE AND PLAN OF REORGANIZATION AND ACQUISITION
--------------------------------------------------------------------------------

                      FIRST AMENDMENT TO OFFER TO PURCHASE
                                       AND
                   PLAN OF INTERNAL FUNDING AND SHARE RELEASE
                                       AND
                     PLAN OF REORGANIZATION AND ACQUISITION


This First Amendment to Offer to Purchase and Plan of Internal Funding and Share Release and Plan of Reorganization and Acquisition ("Reorganization Agreement") is made and entered into by and between Solar Energy Limited, a Delaware corporation ("Solar"), Hydro-Air Technologies, Inc, a New Mexico corporation ("HAT"), and Melvin L. Prueitt, David F. Jones, Stanley D. Prueitt, Baycove Investments, Inc. ("FCIC"), Leslie Speir, Dana Hansen, Linda Hansen, Ara Lee Stevens and Hydro-Air Founders LLC (collectively "HAT Shareholders"). This Reorganization Agreement will also be executed by Solar Acquisition Corporation ("New Corporation"), a New Mexico corporation and a subsidiary of Solar once it comes into existence.

                                  I.  RECITALS.

This Reorganization Agreement amends and supplements the Offer to Purchase ("Offer") entered into by First Capital Invest Corp., HAT and Melvin L. Prueitt, David F. Jones, Stanley D. Prueitt, and Leslie Speir (collectively "Founders") on July 5, 1997. Under the terms of the Offer, First Capital Invest Corp. agreed to provide a public company ("Pubco") which would be the vehicle used to acquire all of the assets, businesses and capital stock of HAT. Solar is the public company that FCIC has now made available for purposes of consummating the transactions contemplated by this Reorganization Agreement. The HAT
Shareholders want Solar, a public company, to acquire HAT in order to attract the capital necessary for the development of HAT's HARPS technology. The boards of directors of Solar and HAT have approved the acquisition of HAT by Solar through the creation of New Corporation by Solar and the merger of New Corporation into HAT ("Merger"). For federal income tax purposes, it is intended that the Merger qualify as a reorganization within the meaning of
Section  368  of  the  Code.

                                II.  DEFINITIONS.

     A. "Closing Date" shall mean the date on which the parties hereto shall close the transactions contemplated herein.

     B.     "Code  shall" mean  the  Internal  Revenue Code of 1986, as amended.

     C.     "Commission" shall  mean  the  Securities  and  Exchange Commission.

     D. "Effective Date" shall mean the date this Reorganization Agreement is executed.
     E. "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

     F. "Previously Disclosed" shall mean disclosed in writing prior to the execution of the Offer.

     G. "Rights shall" mean warrants, options, rights, convertible securities and other arrangements or commitments which obligate an entity to issue or dispose of any of its capital stock.

     H. "SEC Documents" shall mean all reports and registration statements filed, or required to be filed, by a party hereto pursuant to the Securities Laws.

     I.     "Securities  Act" shall mean the Securities Act of 1933, as amended.

     J. "Securities Laws" shall mean the Securities Act; the Exchange Act; the Investment Company Act of 1940, as amended; the Investment Advisers Act of 1940, as amended; the Trust Indenture Act of 1939, as amended; and the rules and regulations of the Commission promulgated thereunder.

     K.     Other  terms  as  defined  in  this  Reorganization  Agreement.

                          III.  PLAN OF REORGANIZATION.

     A.     New  Corporation.

          1. Organization. Solar will cause New Corporation to be organized under New Mexico law, authorized to issue 125,000 shares of no par value common, and to carry on all business activities. Once formed New Corporation will adopt and become bound by the terms of this Reorganization Agreement.

          2. Funding. After organization of New Corporation, Solar will transfer to New Corporation, $125.00 in exchange for 125,000 shares of New Corporation stock ("New Corporation Stock").

     B.     Merger  of  New  Corporation  and  HAT.

          1. Merger. New Corporation will merge into HAT pursuant to the terms of a Plan of Merger ("Plan of Merger") substantially in the form of attached Exhibit A. The Plan of Merger, the Offer and this Reorganization Agreement are the plan of reorganization required by the Code.

          2. Surviving Corporation. Both Solar and HAT shall survive the reorganization herein contemplated and shall continue to be governed by the laws of their respective states of incorporation. New Corporation will be merged out of existence.

          3. Surviving Articles of Incorporation. The Articles of Incorporation of Solar and HAT shall remain in full force and effect, unchanged.

          4. Surviving By-Laws. The By-Laws of HAT and Solar shall remain in full force and effect, unchanged.

     C. Issuance and Release of Solar stock. Solar and the HAT Shareholders desire to create an orderly process for the issuance and progressive release of common stock to or for the benefit of the HAT Shareholders.

          1. HAT Shareholders. The HAT Shareholders will receive subject to this Reorganization Agreement, shares of Solar equal to 40% of the resulting total issued and outstanding stock of Solar, on a fully-diluted basis, following certain designated capital formation stages. However, the total number of Solar shares which will be issued to the HAT Shareholders to meet this obligation is undeterminable at this time.

          2. Initial Issuance. Upon consummation of the Merger, Solar shall issue to the HAT Shareholders 20% of 40% of the outstanding Solar shares.

          3. Phased Release of Shares. The remaining 80% of 40% will be issued to the HAT Shareholders in phases based on the following formula: one share of Solar stock for each $2.00 of earnings generated by HAT, as determined by Generally Accepted Accounting Principles (GAAP) as provided in the offer.

          4. New Investment Shares. The shares to be issued to or for the benefit of the HAT Shareholders will be new investment shares of Solar, a new and different security, to be held for investment and not for immediate resale, in accordance with Rule 145 (Securities Act Regulations 230.145.) The principal import of which Rule is that such new securities are and shall be deemed to be Restricted Securities as defined in Rule 144(a).

          5. Further Issuances. With respect to further issuances by Solar to investors, Solar shall issue to the HAT Shareholders additional shares, equal to 40% of such issuances actually issued to investors, such that the HAT Shareholders will, if all phased shares are issued, receive and own 40% of Solar. The additional issuances will be made to the HAT Shareholders in the same percentages as provided in paragraphs 2 and 3. The parties anticipate that the following placements will be made:

               a. 10,000,000 at $0.10 (Series 3) shares to be offered and issued pursuant to Rule 504;

               b. 2,000,000 at $0.50 (Series 4) shares to be offered and pursuant to Rule 505 or 506 of Regulation D; and, finally

               c.  Solar  will  employ  its  best efforts to place an additional
1,000,000  shares  at  not  less  than  $2.00  per  share.

          6. Additional Compensation. The HAT Shareholders, other than FCIC, will receive in proportion to their ownership of HAT shares at Closing $500,000 when the prototype is deemed commercially viable by HAT under the Offer.

              IV.     FUNDING OF HAT IN AMPLIFICATION OF THE OFFER:

     A. Capital Formation and Earnings. HAT's technology will require funding, in stages, from development to marketability, and will not immediately generate earnings. However, if HAT's technology is successful earnings will be generated, and will contribute to, and eventually obviate the need for additional capital investment to expand capacity to meet demand.

     B.     Phases  of  Committed  Funding.

          1. Phase One. Phase One Internal Funding by Solar for HAT shall be $500,000.00, of which $300,000.00 has been advanced previously and which advance is acknowledged hereby. Phase One shall extend for a period of thirteen months during which it shall be determined whether or not the technology works and is marketable. If it shall be so determined, and only if it shall be so determined, the Internal Funding shall proceed to Phase Two.

          2. Phase Two. Phase Two Internal Funding by Solar for HAT shall be $5,000,000.00.

          3. Phase Three. Phase Three Internal Funding shall be generated, if at all, by earnings generated by HAT, and assumes that the profit center of

HAT  shall  have  achieved  substantial  profitability.

          4. No guaranty of success. No matter how promising and exciting the technology and concepts of HAT are to the parties, there can be no guaranty of success. Public tastes, market conditions, competition, war, natural disaster or any number of unforeseeable events could disappoint expectations and cause the parties to re-evaluate their positions.

          5. Assumption. Solar hereby expressly agrees to assume all the responsibilities and obligations of Pubco under the Offer, as well as Solar's responsibilities and obligations under this Reorganization Agreement. In addition, Baycove, Inc. expressly agrees to assume all of the responsibilities and obligations of First Capital Invest Corp. under the Offer, as well as Baycove's responsibilities and obligations under this Reorganization Agreement.

                       V.     MANAGEMENT OF HAT AND SOLAR.

          1. Separate Board of Directors. Solar and HAT shall maintain separate Boards of Directors. The Board of Directors of Solar shall, during the term of this agreement, consist of not less than six Directors, not less than two of which shall be designated by the Board of Directors of HAT; or a greater number of Directors divisible by three of which the Board of Directors of HAT may designate one third of the total. The Board of Directors of Solar shall be entitled to non-voting representation on the Board of Directors of HAT. Provided that management complies with appropriate professional standards of conduct, each Board shall separately manage its respective area of responsibility. The existing Directors of Solar shall appoint additional Directors in conformity with this provision, with all deliberate speed.

          2. Officers. The Board of Directors of Solar and HAT shall elect and appoint new officers as follows: Melvin L. Prueitt shall be the Chairman of the Board of Solar. Melvin L. Prueitt shall be President and Chairman of the Board of HAT. The HAT Board may designate such officers of HAT as it may see fit, subject only to the duty of Solar to insure acceptable standards of professional conduct and responsibility. The Board of Directors of Solar shall exercise its sound discretion to recruit and/or elect the Chief Financial Officer of Solar.

                                  VI.  CLOSING.

Closing of the transactions contemplated by this Reorganization Agreement will be held contemporaneously at the various offices of HAT and Solar, on the first business day following satisfaction of the conditions precedent set forth herein. In connection with such Closing, HAT and New Corporation shall execute articles of merger and shall cause such articles to be delivered to and filed with the New Mexico State Corporation Commission. The Merger shall be effective at the time and on the date specified in such articles of merger.

                 VII.  REPRESENTATIONS AND WARRANTIES OF SOLAR.

Solar hereby represents and warrants to HAT, New Corporation and the HAT Shareholders as follows:

     A. Capital Structure of Solar. The authorized capital stock of Solar consists of 50,000,000 shares of common voting stock, $.0001 par value ( Solar

Common Stock ), of which 1,278,000 shares are issued and outstanding and no shares are held in treasury. All outstanding shares of Solar Common Stock have been duly issued and are validly outstanding, fully paid and nonassessable. There are no Rights authorized, issued or outstanding with respect to the capital stock of Solar. None of the shares of Solar's capital stock has been issued in violation of the preemptive rights of any person.

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

          2. This Reorganization Agreement constitutes a legal, valid and binding obligations of Solar, enforceable against it in accordance with its terms, subject as to enforceability, to bankruptcy, insolvency and other laws of general applicability relating to or affecting creditors' rights and to general equity principles. Solar has filed all SEC Documents required by the Securities Laws and such SEC Documents complied in all material respects with the Securities Laws.

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

            VIII.  REPRESENTATIONS AND WARRANTIES OF NEW CORPORATION.

New  Corporation  hereby  represents  and  warrants to HAT and Solar as follows:

     A. Capital Structure of New Corporation. The authorized capital stock of New Corporation consists of 125,000 shares of common stock, no par value ( New Corporation Common Stock ), of which 125,000 shares are issued and outstanding and no shares are held in treasury. All outstanding shares of New Corporation Common Stock have been duly issued and are validly outstanding, fully paid and nonassessable. There are no Rights authorized, issued or outstanding with respect to the capital stock of New Corporation except as

Previously Disclosed. None of the shares of New Corporation's capital stock has been issued in violation of the preemptive rights of any person.

     B. Organization, Standing and Authority of New Corporation. New Corporation is a duly organized corporation, validly existing and in good standing under the laws of the State of New Mexico with full corporate power and authority to carry on its business.

     C. No New Corporation Subsidiaries. New Corporation does not own, directly or indirectly, any outstanding capital stock or other voting securities of any corporation or other organization except for Solar.

     D.     Authorized  and  Effective  Agreement.

          1. New Corporation has all requisite corporate power and authority to enter into and perform all of its obligations under this Reorganization Agreement. The execution and delivery of this Reorganization Agreement and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate action in respect thereof on the part of New Corporation.

          2. This Reorganization Agreement constitutes a legal, valid and binding obligations of New Corporation, enforceable against it in accordance with its terms, subject as to enforceability, to bankruptcy, insolvency and other laws of general applicability relating to or affecting creditors' rights and to general equity principles.

          3. Neither the execution and delivery of this Reorganization Agreement, in the case of New Corporation, nor consummation of the transactions contemplated hereby or thereby, nor compliance by New Corporation with any of the provisions hereof or thereof shall (i) conflict with or result in a breach of any provision of the articles, charter, code of regulations or by-laws of New Corporation, (ii) constitute or result in a breach of any term, condition or provision of, or constitute a default under, or give rise to any right of termination, cancellation or acceleration with respect to, or result in the creation of any lien, charge or encumbrance upon any property or asset of New Corporation pursuant to, any note, bond, mortgage, indenture, license, agreement or other instrument or obligation, or (iii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to New Corporation or any New Corporation Subsidiary.

                   IX.  REPRESENTATIONS AND WARRANTIES OF HAT.

HAT  hereby  represents  and  warrants  to New Corporation and Solar as follows:

     A. Capital Structure of HAT. The capital of HAT consists of 250,000 authorized shares of no par value common voting stock, of which 125,000 shares are issued and outstanding. All outstanding shares of capital stock have been duly issued and are validly outstanding, fully paid and nonassessable. The shares of Common Stock to be issued in connection with the Merger have been duly authorized and, when issued in accordance with the terms of this Reorganization Agreement and will be validly issued, fully paid and nonassessable.

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

                                 X.  COVENANTS.

     A. Best Efforts. HAT and New Corporation shall each use its best efforts in good faith to take or cause to be taken all action necessary or desirable on its part so as to permit consummation of the Merger at the earliest possible date.

     B. Supplementation. The contents of the Offer are incorporated by reference in this Reorganization Agreement.

                            XI. CONDITIONS PRECEDENT

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

     B. Conditions Precedent of Solar and New Corporation. The obligations of Solar and New Corporation to effect the Merger shall be subject to satisfaction of the following additional conditions:

          1. The representations and warranties of HAT shall be true and correct in all material respects as of the date of this Reorganization Agreement and as of the Closing Date as though made on and as of the Closing Date (or on the date when made in the case of any representation and warranty which specifically relates to an earlier date), except as otherwise contemplated by this Reorganization Agreement or consented to in writing by New Corporation and Solar.

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

                    XII.  TERMINATION, WAIVER AND AMENDMENT.

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

                              XIII.  MISCELLANEOUS.

     A. Expenses. Each party hereto shall bear and pay all costs and expenses incurred by it in connection with the transactions contemplated in this Reorganization Agreement, including fees and expenses of its own financial consultants, accountants and counsel.

     B. Entire Agreement. This Reorganization Agreement and the Agreement of Merger contain the entire agreement between the parties with respect to the transactions contemplated hereunder and thereunder and supersede all prior arrangements or understandings with respect thereto, written or oral, other than documents referred to herein or therein. The terms and conditions of this Reorganization Agreement and the Agreement of Merger shall inure to the benefit of and be binding upon the parties hereto and thereto and their respective successors. Nothing in this Reorganization Agreement or the Agreement of Merger, expressed or implied, is intended to confer upon any party, other than the parties hereto and thereto, and their respective successors, any rights, remedies, obligations or liabilities.

     C. No Assignment. No party hereto may assign any of its rights or obligations under this Reorganization Agreement to any other person.

     D. Notices. All notices or other communications which are required or permitted hereunder shall be in writing and sufficient if delivered personally or sent by facsimile transmission or overnight express or by registered or certified mail, postage prepaid, addressed to the parties.

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

     G. Governing Law. This Reorganization Agreement shall be governed by and construed in accordance with the laws of the State of New Mexico applicable to agreements made and entirely to be performed within such jurisdiction, except to the extent federal law may be applicable.

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

This Reorganization Agreement is executed on behalf of each party by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

HYDRO-AIR  TECHNOLOGIES,  INC.          SOLAR  ENERGY  LIMITED
a  New  Mexico  corporation                    a  Delaware  corporation

/s/  Melvin  L.  Prueitt                       /s/Joel  M.  Dumaresq
     Melvin  L.  Prueitt,  President              Joel  M.  Dumaresq, President


HYDRO-AIR  FOUNDERS,  LLC               BAYCOVE  INVESTMENTS,  INC.
a  New  Mexico  limited  liability  co               a  Delaware  corporation

/s/  Melvin  L.  Prueitt                       /s/Irene  Poole
Melvin  L.  Prueitt,  Manager                     Irene  Poole

/s/  Melvin L. Prueitt                       /s/  David F. Jones
Melvin  L.  Prueitt                               David  F.  Jones

/s/  Leslie Speir                            /s/  Stanley D.Prueitt
Leslie  Speir                               Stanley  D.  Prueitt

/s/  Dana  Hansen                            /s/  Linda  Hansen
Dana  Hansen                                      Linda  Hansen


/s/  Ara  Lee  Stevens
Ara  Lee  Stevens

--------------------------------------------------------------------------------
                                  EXHIBIT 10.2

                           STOCK RESTRICTION AGREEMENT
--------------------------------------------------------------------------------

                           STOCK RESTRICTION AGREEMENT


          David Jones, Melvin L. Prueitt, Stanley Prueitt and Leslie Speir (individually, a "Named Shareholder" and collectively, "Named Shareholders") and Hydro-Air Technologies, Inc. ("Corporation") agree:
           1. Recitals: Named Shareholders are the record owners of shares of stock of Corporation. Other persons or entities, such as the spouses or heirs of Named Shareholders, may now or later have legal or beneficial interests in such stock. The Corporation and Named Shareholders want to provide for certain restrictions on such stock, whether owned by Named Shareholders or other Shareholders of Corporation. This Stock Restriction Agreement ("Agreement") is intended to provide the Corporation and Named Shareholders with certain rights to require the sale of stock if a restriction is violated or if a Shareholder's legal or employment status changes.
           2. Definitions: In addition to the other definitions in this Agreement, the following capitalized terms are defined as follows:
               A. "Stock" means all shares of the Corporation (or any other successor entity to the extent it represents the financial interest originally derived from the HARPS Technology) now owned or later acquired by a Named Shareholder or a Spouse of the Named Shareholder.
               B. "Shareholder" means any record, legal or beneficial owner of Stock, whether or not a signatory to this Agreement. If this Agreement renders void an attempted transfer or encumbrance to a person or entity, that person or entity is not a "Shareholder" for purposes of this Agreement.
               C. "Spouse" means the person married to a Shareholder on the date of giving Notice or the occurrence of an Event, whichever happens first.
               D. "Divorce" means any settlement between a Named Shareholder and Spouse of their property interest, by agreement or operation of law, as provided in a legal separation or a dissolution of marriage.
               E. "Bankruptcy" or "Bankrupt" means the filing of a petition commencing a case under the Bankruptcy Code covering a Shareholder.
               F. "Death" or "Deceased" means death as determined under the New Mexico Probate Code, and includes a presumed death as determined under the New Mexico Probate Code.
               G. "Incapacity" or "Incapacitated" means the inability of a Shareholder, in the opinion of a doctor chosen by the Corporation, to engage in any substantial, gainful activity for Corporation by reason of any medically determinable physical or mental impairment which can be expected to result in death or to be of long, continued and indefinite duration.
               I. "Notice" means the notice given to Corporation in connection with its right to require the sale of Stock as provided in this Agreement.
               J. "Obligation" means the obligations of a buyer to a seller of Stock when a buyer buys Stock as provided in this Agreement.
               K. "Permitted Encumbrance" means a security interest securing an Obligation arising as provided in this Agreement.

               L. "Permitted Transfer" means (i) a transfer of record, legal or beneficial ownership of Stock to a Named Shareholder by the Spouse of Named Shareholder, and (ii) a transfer after compliance with this Agreement.
               M. "Representative" means the personal representative, trustee, heir, devisee, surviving joint tenant, or conservator of a Shareholder.
           3.     Restrictions:  The  following  are  restrictions that apply to
Stock:
               A. No Shareholder may transfer Stock during the life of the Shareholder except in a Permitted Transfer (the "Transfer Restriction").
               B. No Stock may be encumbered except by a Permitted Encumbrance (the "Encumbrance Restriction").
               C.     All  Stock  is  subject  to  this  Agreement.
               D. A Named Shareholder will have sole authority to vote, manage, control, dispose of, or encumber any Stock owned by the Named Shareholder and the Spouse of the Named Shareholder.
           4. Events: The following are events upon the occurrence of which the right to require the sale of Stock as provided in this Agreement may be exercised (individually "Event" and collectively "Events"):
               A.     The  transfer  of  Stock  in  violation  of  the  Transfer
Restriction.
               B. The encumbrance of Stock in violation of the Encumbrance Restriction, if the encumbrance is not removed within fifteen days after the encumbrance attaches.
               C.     The  Death,  Bankruptcy  or  Incapacity  of a Shareholder.
               D. A Divorce as a result of which any record, legal or beneficial ownership of Stock is retained or acquired by the Spouse of Named Shareholder, if that Spouse is not also a Named Shareholder.
           5.     Notice:  Upon  the  occurrence  of  an  Event:
               A. If the Event is (i) the Death, Bankruptcy or Incapacity of the Spouse of a Named Shareholder, or (ii) a Divorce pursuant to which the Spouse of a Named Shareholder retains or acquires Stock, that Named Shareholder will have the sole right for sixty days after that Event to elect to acquire the Stock of the Spouse as if the Spouse, or the Representative of the Spouse, gave Notice on the date of the Event. If the Named Shareholder does not so acquire the Stock of the Spouse, the Spouse or the Representative of the Spouse will give Notice within sixty-five days after that Event covering all Stock owned by the Spouse.
               B. If the Event is any other Event, the Shareholder, or the Representative of the Shareholder if the Shareholder is Deceased, Bankrupt or Incapacitated, will give Notice within thirty days after the Event, covering all Stock owned by the Shareholder and any Spouse of the Shareholder.
               C. Notice will be given by personal service or by prepaid registered or certified mail, return receipt requested, to Corporation at its registered office and to each other Named Shareholder at the addresses shown on the Shareholder records of Corporation. If Corporation or another Named Shareholder knows of the occurrence of an Event that requires a Notice to be given and that the person responsible for doing so has not given the appropriate

Notice, Corporation or the other Named Shareholder may give the Notice on behalf of the person responsible. The Notice is given when served or mailed, will recite the Event for which Notice is being given, will state the mailing address of the person giving the Notice, will recite all the terms of any proposed transfer, and will constitute an irrevocable offer to sell all Stock covered by the Notice.
           6. Right to Buy: Corporation and the other Named Shareholders will have, as the result of an Event, the right to buy Stock as follows:
               A. Corporation will have thirty days from the date Notice is given within which to elect to buy any or all of the offered Stock. The offeror will not participate in any capacity in Corporation's decision whether or not to elect to buy the offered Stock.
               B. If Corporation does not elect within the thirty-day period to buy all the offered Stock, then the Named Shareholders, other than the offeror, will have an additional twenty days within which to elect to buy any unbought offered Stock in the proportion of their then shareholdings in Corporation.
               C. If any Named Shareholder does not elect within the twenty-day period to buy that Named Shareholder's portion of the unbought offered Stock, then the remaining Named Shareholders, not including the offeror, will have an additional ten days within which to elect to buy such portion in the proportion of their then shareholdings in Corporation; if only one such Named Shareholder wants to buy all or part of the unbought offered Stock, that Named Shareholder may do so.
               D. If Corporation or the Named Shareholders do not elect within the sixty-day period to buy all the offered Stock, the unbought offered Stock may either (i) be transferred in accordance with all the terms of any proposed inter vivos transfer as recited in the Notice, if done within sixty days after the expiration of the sixty-day period, (ii) be transferred by a deceased Shareholder's estate to the distributee thereof, (iii) pass by operation of law, or (iv) be retained, whether or not encumbered, as the case may be; however, in any event, the unbought offered Stock will continue to be subject to this Agreement.
               E. An election to buy offered Stock may be made only by giving written notification of that election to the offeror, by personal service or by prepaid registered or certified mail, return receipt requested; the election to buy is effective when the written notification is served or mailed. The proportion of shareholdings of the purchasing Shareholder will be of the class or series of Stock being offered, and each purchasing Shareholder's shareholdings will include those of the purchasing Shareholder's Spouse unless the Spouse is a purchasing Shareholder.
           7. Purchase Price and Closing: The purchase price for any Stock bought as provided in this Agreement by Corporation or a Shareholder as appropriate will be the Value of the Stock as of either the day preceding the date of the Event, or the date of giving Notice, whichever is earlier. The initial Value for each share of Stock is $1.00 Hereafter, annually, at the time of the Annual Meeting of Shareholders, and the Annual Meeting of Directors of the Corporation, Corporation and any Named Shareholders will fix the Value for each share of Stock, and as evidence of having fixed the Value, will execute a Certificate of Value. If on the date a determination of Value is required because of the happening of any of the contingencies giving rise to the purchase and sale of Stock, Corporation and any Named Shareholders have failed to fix the Value for a period of more than one year, then the latest fixed Value will be increased or decreased by the proportionate increase or decrease in the book value of the Stock since the last Value was fixed, and the latest fixed Value as adjusted will be the Value. If since the latest Value was fixed, Corporation paid a Stock dividend on, split or combined its outstanding Stock, then the latest fixed Value will be adjusted appropriately. The independent public accountant then servicing the Corporation books will determine book value in accordance with the method of accounting then being used by Corporation in preparing its federal income tax return, and that determination will be conclusive; in making the determination, goodwill, leases, contract rights, and the like, will be valued in the aggregate at $1.00 unless a different figure has been consistently shown on the Corporation books. Closing will be at 10:00 a.m. at Corporation's registered office on the 20th banking day after the end of the last period during which an election to buy unbought offered Stock may be made.
           8. Payment of Purchase Price: At closing the seller of the Stock will deliver certificates representing the Stock, properly endorsed for registration of transfer, and the buyer will, at the option of the buyer, either pay in cash the entire purchase price of the Stock sold to the buyer or pay a down payment of 25% of the purchase price in cash and the balance in ten equal semiannual installments beginning one hundred eighty days after closing. This unpaid balance is the Obligation. The Obligation will be evidenced by a negotiable promissory note which is accelerable upon default, prepayable without penalty, and will provide for interest from closing on the unpaid balance payable semiannually at 10% a year. While an Obligation is unpaid, Corporation will give the seller reasonable access to the books, financial statements and records of the Corporation. Corporation is the irrevocable attorney-in-fact for the seller of Stock to execute any documents appropriate to evidence the transaction.
           9. Security: The seller of the Stock will have a security interest in Stock sold to a buyer other than Corporation until the obligation of the buyer is paid. After registration of transfer of the Stock sold to a buyer other than Corporation, the certificates representing that Stock will be delivered, endorsed in blank, to a mutually acceptable escrow agent who will hold the Stock to perfect the security interest of the seller.
          10. Subchapter S Election: If Corporation is or becomes an "electing small business corporation" as provided in Subchapter S of the Internal Revenue Code, each Shareholder will consent to the elective status until Corporation and the owners of the majority of the outstanding shares of Corporation agree to the contrary. No Shareholder may transfer any Stock in any way that will cause Corporation to lose its status as an "electing small business corporation." Before any valid transfer of any Stock as provided in this Agreement, any undistributed Subchapter S earnings will be distributed to all Shareholders according to their pretransfer pro rata share.
          11. Legend: All certificates representing Stock will be marked "Transfer and encumbrance of the securities represented by this Certificate are restricted by an Agreement on file at the Corporation office." The restrictions imposed by this Agreement are those of Corporation as issuer as well as those of the Shareholders. Transfer or encumbrance of Stock without compliance with this Agreement is void. Corporation will not register a transfer of Stock without proof of compliance with this Agreement. This Agreement is a stop transfer order.
          12. Binding Effect: Every person or entity who is the record, legal or beneficial owner of Stock, whether by issue or transfer, including without limitation any Spouse, Representative, transferees, donees, nominees, grantees, successors and assigns of a Shareholder will be bound by and entitled to the benefits of the terms of this Agreement. This Agreement supersedes any other stock restriction agreement among the parties, is specifically enforceable, constitutes the entire agreement of Corporation and Named Shareholders with respect to its subject matter, is governed by and construed in accordance with the laws of New Mexico and may be modified only in writing.

                      DATED:      Oct. 14 , 1997

  NAMED  SHAREHOLDERS:                            CORPORATION:
                                          Hydro-Air  Technologies,  Inc.
/s/  David  Jones
     David  Jones

     By  Melvin  L.  Prueitt                  By  Melvin  L.  Prueitt
/s/  Melvin  L.  Prueitt                         /s/  Melvin  L.  Prueitt
     Melvin  L.  Prueitt                              Melvin  L.  Prueitt

/s/Stanley  Prueitt
   Stanley  Prueitt

/s/Leslie  Speir
   Leslie  Speir

--------------------------------------------------------------------------------
                                  EXHIBIT 10.3

                               FOUNDERS AGREEMENT
--------------------------------------------------------------------------------

                               FOUNDERS AGREEMENT

David F. Jones, Melvin L. Prueitt, Stanley Prueitt, and Leslie Speir (individually referred to by name or as a "Shareholder," and collectively referred to as "Shareholders") and Hydro-Air Technologies, Inc., a New Mexico corporation (Corporation") agree:
 .     Recital:  The  Shareholders have incorporated the Corporation to operate a business which will develop an invention which will produce electrical energy from chemical processes ("HARPS Technology"). The Corporation has signed an agreement with First Capital Invest Corp. ("First Capital") by which First Capital may invest in the Corporation to exploit the HARPS Technology ("Offer To Purchase"). The Offer To Purchase also provides for possible acquisition of the Shareholder s interest in the Corporation by a separate company the ("Acquisition Company") in exchange for shares of the Acquisition Company. The Shareholders have agreed to a plan of organization, management and funding for the Corporation and for ownership of their interest in the Corporation or in the Acquisition Company which they hereby reduce to writing.
 .     Definitions:  The following words have the following meanings when used in this  Agreement:
     .     Company:  "Company"  means  either  (i)  Corporation  or  (ii)  the
Acquisition Company or any other successor entity to the extent it represents the financial interest originally derived from the HARPS Technology.
     .     Company  Shares: "Company Shares" means the units of ownership of the
Company.
     .     Founder:  "Founder"  means  individually  and  "Founders"  means collectively David F. Jones, Melvin L. Prueitt, Stanley Prueitt and Leslie Speir and any other person designated as a Founder by the unanimous consent of the then Founders. The Founders are all Shareholders.
     .     Founder  Shares:  Founder  Shares  means  Company  Shares  issued  or awarded  to  Founders  as  Founder  Shares.
     .     Discretionary  Shares:  Discretionary  Shares  means  Company  Shares issued  or  awarded  as  Discretionary  Shares  to non-Founders by the Founders.
     .     Investor:  Investor  means  anyone  (including a Founder) who makes a monetary  investment  in  the  Corporation.
     .     Investor  Shares:  Investor  Shares  means  Company  Shares issued to
Investors  as  Investor  Shares.
     .     W:  W  means  the  fraction  of  full-time  work.  W is calculated by taking the total number of authorized hours, as determined by the Board, that are worked for the Company during the year and dividing by 2,000 (40 hours per week times 50 weeks, allowing 2 weeks for vacation). The W calculation is based on the number of authorized hours worked whether or not a salary was paid for the time worked. W can not exceed 1.0, even if the individual works more than 2,000 hours in a given year. The year, for the purpose of calculating hours worked begins July 8, 1997, since that is the date notification was given of the first financial investment.
     .     Phase  1:  Phase  1.  means  the engineering research and development that determines the feasibility and practicality of producing HARPS power plants. This is expected to include the design and fabrication of a prototype HARPS unit and testing it.
     .     Phase  2: "Phase  2" means the design and fabrication of commercially viable HARPS units. Commercially viable will be determined by the sale and support of HARPS units.
     .     Proportionately Shared: "Proportionately Shared" means the sharing of awarded Founders Shares among the Founders proportional to the Founder s individual contribution to a milestone as determined by the Founders. For the purpose of the division of an award, each Founder will rank the contribution of each of the other Founders. Subsequent to this ranking, all rankings will be linearly combined to determine the portion awarded to each Founder.
III. Stock Issuance: It is intended that 100,000 Company Shares be distributed in a manner that will reward individuals that achieve defined objectives that are beneficial to the Corporation. The following delineates the method by which Company Shares have or will be issued:
     A. The Corporation has initially issued and delivered 2,500 Founder Shares to each Founder.
     B. Dana and Linda Hansen will jointly be issued 2,500 Discretionary Shares, as compensation for exerting considerable effort over an extended period of time in an attempt to provide investors for the Corporation.
     C. Founders who actively and whole-heartedly (as determined by the Founders) working for the success of the Company for the first four years:
3,000  Founder  Shares  per  year  multiplied  by  W.
     D. The Founder who provides the initial contact(s) that lead to Phase 1 Investment of up to $500,000: 600 Founder Shares per each $100,000 of investment. (The Founder who provides the initial contact, may share this award with other Founders or individuals who aid in the procurement of the investment, in any way he sees fit.) This investment is a singular opportunity and is closed after the above stated amount of money is received by the Company from a Board approved investor, unless specifically opened again by the Board. Investments may be received in stages if all is not needed at once, as determined by the Board. If a Founder receives an investment sales commission from the investor, he shall not receive an award of Founder Shares for bringing in the investment. If the Founder wishes to invest in the Corporation, he receives both the Founder Shares and the Investor Shares.
     E. The Founder who provides the initial contact(s) that lead to Phase 2 Investments of up to $5,000,000: 600 Founder Shares per each $1,000,000 of investment. (The Founder who provides the initial contact, may share this award with other Founders or individuals who helped, in any way he sees fit.) This investment is a singular opportunity and is closed after the above stated amount of money is received by the Company from a Board approved investor, unless specifically opened again by the Board. Investments may be received in stages if all is not needed at once, as determined by the Board. The amount of shares awarded to the Founder(s) will be based on the amount of money actually invested, not the amount committed by the investor. If a Founder receives an investment sales commission from the investor, he shall not receive an award of Founder Shares for bringing in the investment. If the Founder wishes to invest in the Corporation, he receives both the Founder Shares and the Investor Shares.
     F. Founders who write proposals that result in government grants that are subsequently awarded and accepted by the Board: 1,000 Founder Shares per each $100,000. If more than one Founder participates in the submittal of the successful proposal(s), the Founder Shares awarded will be Proportionately Shared. This item also applies to procuring grants from companies or other organizations. Total awards for all grants is limited to 5,000 Founder Shares unless specifically extended by the Board. The Board will examine all grants carefully before acceptance to assure that no serious restrictions or other negative impacts on the Company are involved in the grant.
     G. For Melvin L. Prueitt exclusively licensing the HARPS invention to the Corporation: 8,000 Founder Shares; 2,000 upon signing a license agreement and 2,000 at the end of each of the following three (3) years from the date of initial signing.
     H. For Founders contribution to the design and construction of the first successful brine concentrator (prototype): 3,500 Founder Shares. This award is intended to be Proportionately Shared among the Founders.
     I. For Founders contribution to the design and fabrication of the first successful power unit (heater, boiler, turbine, and condenser) (prototype):
3,500 Founder Shares. This award is intended to be Proportionately Shared among the Founders.
     J. For Founders contribution to the design and fabrication of the first commercial HARPS unit: 4,000 Founder Shares. This award is intended to be Proportionately Shared among the Founders.
     K. For Founders contribution to activities in support of the Phase 1 (prototype HARPS production) design and fabrication effort including company management, project management, procurement, bookkeeping/accounting, legal, and human resources activities: 2,000 Founder Shares. This award is intended to be Proportionately Shared among the Founders.
     L. For Founders contribution to activities in support of the Phase 2 (commercial HARPS production) design and fabrication effort including company management, project management, procurement, bookkeeping/accounting, legal, and human resources activities: 2,000 Founder Shares. This award is intended to be Proportionately Shared among the Founders.
     M. For Founders contribution to marketing the first commercial HARPS unit in the United States: 3,000 Founder Shares. This award is intended to be Proportionately Shared among the Founders.
     N. For Founders contribution to marketing the first commercial HARPS unit in a country other than the United States: 2,000 Founder Shares. This award is intended to be Proportionately Shared among the Founders.
     O. For introduction, by a Founder, of a new product that is accepted by the Board and is subsequently manufactured and marketed by the Company: 3,000 Founder Shares. This award may, at the discretion of the Founders, be Proportionately Shared among the Founders.
     P. For introduction, by a Founder, of a patentable invention that contributes to the success of the HARPS technology and that is accepted by the Board. (This award may be applicable even if the Board chooses not to apply for a patent for the invention, at the discretion of the Founders.): Up to 2,000 Founder Shares. This award may, at the discretion of the Founders, be Proportionately Shared among the Founders. For the purpose of determining the number of shares to be awarded, each Founder will rank the number of shares appropriate for the value of the invention to the Company. Subsequent to this ranking, all rankings will be linearly combined to determine the number of shares awarded.
     Q. Before any investments or grants are received, Founders may pay for Board approved business and research expenses (but not salaries or patent application costs for the first U.S. patent on HARPS technology) on a voluntary basis. Expenses which are incurred before any investments are received by the Corporation, such as incorporation expenses, legal fees, the purchase of equipment, rental of space, and other operating expenses shall be shared by the Founders on a voluntary basis. Each Founder shall be awarded 1 Founder Share for each $5 of money supplied for Board approved expenses. A Founder may supply more than his share of expenses only if other Founders do not supply their share, and then only in equal shares with the remaining Founders. These expenses may be reimbursed to the Founders after investments or grants have been received, if the Founder so wishes, but the corresponding Founder Shares must be relinquished to the Company. (Some grants to not allow reimbursement of previous expenses.)
     R. At the end of four years, if there are any remaining undistributed Founder Shares or Discretionary Shares, they shall be distributed among the Founders in amounts proportional to the number of Shares that each Founder possesses at that time, and/or, at the discretion of the Founders, to other deserving individuals. If the Corporation is purchased by another company, the remaining shares may be divided at that time, at the discretion of the Founders.
     S. Phase 1 investments of $500,000 shall entitle the investors to 20% of the Corporation. (100% of the Founder Shares and Discretionary Shares will total 80% of the Corporation.) If the Corporation is not purchased by The Acquisition Company prior to Phase 2, investments of $5,000,000 shall entitle the investors to an additional 20% of the Corporation. (100% of the Founder Shares and Discretionary Shares will total 60% of the Corporation.) Smaller investments would entitle the investors to a proportionately smaller fraction of the Corporation.
IV. Record of Services Provided: Each Founder is expected to keep a daily log of hours spent on the project. The log shall include a note on the type of activity and the results obtained. A copy of the log shall be sent to the Corporation monthly, unless specific exemption is issued by the Board. It is expected that only authorized hours that produce results beneficial to the Corporation will be reported for this purpose. If the Board comes to the conclusion that a particular Founder's efforts are not producing sufficiently beneficial results for the Corporation, the Board may ask the individual to curtail that activity. The Founder may continue with the activity unless the Board determines that it negatively effects the Corporation in any way including, but not limited to, utilization of resources or impairment of other authorized activities. No shares will be awarded for such unauthorized activities.
V. Compensation: Compensation for hours worked by Founders will be as follows:
     A. Before any investments are received by the Corporation, the Founders shall work without any hourly compensation.
     B. After some or all of the Phase 1 investment has been made, the Founders shall work at $35 per hour. If funding is not sufficient, the Board shall determine what work is most important to be accomplished and halt payment for all other activities. Founders may bring to the attention of the Board tasks that should be considered as necessary for Corporation operation and success.
     C. After the acquisition of sufficient funding through investments, grants, or sales, salaries may be raised at the discretion of the Board, which shall determine salaries based on the perceived value of the individuals to the Company.
     D. Melvin Prueitt will receive a 1% royalty on gross sales of HARPS power plants and 0.5% on electric power sold from Company owned power plants.
VI. Management: At all times the Shareholders will vote their Company Shares so that, unless there is unanimous agreement of the Shareholders to the contrary:
     A. The Articles of Incorporation and Bylaws of the Corporation will not be amended.
     B. No Company Shares will be issued by the Corporation except as provided in this Agreement.
     C. Each Founder may designate one person as a Director and these Directors will be elected for a period of four years or as long as he remains an active employee of the Company, which ever time period is shorter. The Corporation will take the action agreed upon by the majority of the Directors. Each Director will have an equal vote on any Board action. David F. Jones, Melvin L. Prueitt, Stanley Prueitt, and Leslie Speir are the initial designated Directors of the Corporation and have been so elected.
     D. The Shareholders have caused the Directors to elect, consistent with their obligations under law, the following persons to the following Corporation offices, so long as these persons are ready, willing and able to serve in the designated positions:

--------------------------------------------------------------------------------
               Name                                     Office
--------------------------------------------------------------------------------
           Melvin  L.  Prueitt          President  and Chairman of the Board
           David  F.  Jones             Vice  President  of  Operations
           Stanley Prueitt              Vice President of Business and Marketing
           Leslie  Speir                Vice  President  of  Engineering
--------------------------------------------------------------------------------

     E. The books of the Corporation will be maintained in accordance with the method required for federal income tax return reporting applied on a basis consistent with prior periods and will be subjected to audit at Corporation s expense upon demand by any Shareholder. Each Shareholder will have access at any reasonable time to Corporation s books and records.
     F. The employment agreements between the Corporation and each of the Founders will not be changed without unanimous approval by the Board.
     G.     If  the Directors are deadlocked and cannot reach a decision, Melvin
L. Prueitt will nominate and the Shareholders will elect another Director to break the deadlock.
     H.     The Corporation will not, except in the ordinary course of business,
(i) borrow money, (ii) transfer all or substantially all of its assets, or (iii) loan money or assets.
VII. Restrictions: The Corporation and Shareholders will execute a Stock Restriction Agreement in the form attached as Exhibit 1. The restrictions imposed by this Stock Restriction Agreement are those of the Corporation as well as those of the Shareholders. All certificates representing Company Shares will be marked "Voting, transfer and encumbrance of the securities represented by this certificate are restricted by the terms of agreements on file at the Corporation office."
VIII. Voting Trust: The Shareholders and Melvin L. Prueitt, as Voting Trustee will execute a Voting Trust Agreement in the form agreed to by them creating a Voting Trust ("Voting Trust"). Corporation will issue and deposit in the Voting Trust the shares not previously issued which are to be awarded as Founders Shares or Discretionary Shares. The Voting Trustee will hold the shares deposited in the Voting Trust ("Voting Trust Shares") and issue such shares as Founder Shares or Discretionary Shares, and if The Acquisition Company is to acquire the shares of the Corporation, exchange Corporation shares for The Acquisition Company shares and hold the Acquisition Company Shares for issuance as Founder Shares or Discretionary Shares.
IX. Acquisition: If the Corporation is acquired by The Acquisition Company or any other entity, the non-cash consideration paid for the acquisition of other than Investor Shares will be allocated among the holders of Founder Shares, Discretionary Shares, and Voting Trust Shares in proportion to their then holdings of Founder Shares, Discretionary Shares, and Voting Trust Shares. The Voting Trust Shares will be issued in accordance with the provisions of the Voting Trust herein. The cash consideration paid for the acquisition will be allocated among the owners of the Founders Shares in proportion to their ownership of Founders Shares.
X. Documentation: This is a binding document setting out the parties intent. The contribution of capital, issuance or award of Company Shares and other actions may have occurred before all document giving effect to this Agreement have been signed. The parties will use their best efforts in good faith to agree on the matters dealt with herein where future determination is required and will sign any document and take any action required to accomplish this intent.
XI. Binding Effect: Every person or entity who is the record, legal or beneficial owner of Company Shares, whether by issue or transfer, including without limitation the spouse, heirs, surviving joint tenants, executors, administrators, trustee, personal representatives, transferees, donees, nominees, grantees, successors, and assigns will be bound by and entitled to the benefits of the terms of this Agreement. This agreement is specifically enforceable, constitutes the entire agreement of the parties with respect to its subject matter, is governed by and construed in accordance with the laws of New Mexico and may be modified only in writing by the unanimous agreement of all parties hereto. A Shareholder will have sole authority to vote, manage, control, dispose of or encumber any Company Shares owned by the Shareholder and any spouse of the Shareholder.

          DATED:    Oct.  14      ,  1997.

SHAREHOLDERS:
                                            /s/David  F.  Jones
                                               DAVID  F.  JONES

                                            /s/Melvin  L.  Prueitt
                                               MELVIN  L.  PRUEITT

                                            /s/Stanley  Prueitt
                                               STANLEY  PRUEITT

                                            /s/Leslie  Speir
                                               LESLIE  SPEIR


CORPORATION:                         HYDRO-AIR  TECHNOLOGIES,  INC.,
                                        a  New  Mexico  corporation


                              By:         /s/Melvin  L.  Prueitt
                                             Melvin  L.  Prueitt,
                                             President

--------------------------------------------------------------------------------
                                  EXHIBIT 10.3

                               PURCHASE AGREEMENT

                                     BETWEEN
                   SOLAR ENERGY LIMITED AND DR. REED J. JENSEN
--------------------------------------------------------------------------------

                               PURCHASE AGREEMENT

BETWEEN:

          SOLAR ENERGY LIMITED ("XSEL") as Purchaser. XSEL is a public company listed on the NASDAQ OTC Electronic Bulletin Board.

                    (hereinafter  referred  to  as  XSEL  or  Purchaser)

AND:

 DR. REED J. JENSEN, ("RJJ") as Vendor. RJJ is a Resident of New Mexico, U.S.A.

                   (hereinafter referred to as RJJ or Vendor)


RJJ has generated certain intellectual property rights ("IPR"), (some of which are embodied in a patent application and are being pursued by the U.S. Department of Energy, ("DOE"). The four inventors responsible for these rights are Reed J. Jensen, John I. Lyman, Robert D. Guettler and Jopseh King. The blanket name to be used to describe the process covered by these IPR is Solar Recycle of C02 to Fuel, ("SRCF").

This Agreement outlines the terms and conditions whereby XSEL offers to retain RJJ and purchase from him his interest in the IPR pertaining to using solar energy to manufacture/produce methanol, gasoline and/or diesel fuel from carbon dioxide. Also included in this Agreement is RJJ's full range of technical/mechanical options and skills needed to develop the required technologies and bring them into full commercial production of electricity and fuels.

TERMS  AND  CONDITIONS:

1. A new private company, ("Newco") will be formed by RJJ with the assistance of XSEL. Initially, all the shares of Newco to be owned by RJJ and RJJ to be the sole director of Newco.

2. On Closing, there will be three Directors of Newco; two of which are to be appointed by RJJ (of which one is to be RJJ personally) and one to be appointed by XSEL. On Closing, 100% of the shares of Newco are to be acquired by XSEL according to the terms outlined in this Agreement.

3. This Agreement shall be executed in Los Alamos, New Mexico on August 7, 1998 with Closing scheduled for December 7, 1998 (or sooner as mutually agreed upon by XSEL and RJJ).

4. On Closing, RJJ will deliver to Newco all of his IPR to the subject process for the production of electricity and fuel from C02 as described in Schedule A attached hereto and forming a part of this Agreement.

5. On Closing, XSEL to acquire 100% of the shares of Newco from RJJ for the following consideration:

     a)     $20,000  as  follows:
          $10,000 by certified cheque (made payable to RJJ in favour of Newco) on ratification of this Agreement and the balance of $10,000 to be paid to RJJ on closing.

     b) 350,000 common shares of XSEL to be placed in escrow and released as outlined as follows:

          i)     100,000  shares  upon  successful  completion  of  Phase  III
          ii)     50,000  shares  upon  successful  completion  of  Phase  IV
          iii)   200,000  shares  to  be released at the rate of one share per
                          $2.00  of  cash  flow  generated  by  Newco.

          The definition of "successful completion" and of "cash flow" are as outlined in Schedule B following.

     c) RJJ will receive a royalty of 0.5% of the gross cash flow derived from the SRCF process. It is assumed that the U.S. DOE will also receive a royalty which is estimated by RJJ to be 0.3% or less; alternatively 1% to 4% of net profit.

6.     Conditions  Precedent  and  Representation  required  on  Closing  of the
Purchaser:

     a)     that  they  are  legally  entitled  to  enter  into  this  Agreement

     b) that they will provide working capital to Newco on a timely basis as outlined in Schedule B attached hereto and forming a part of this Agreement. Schedule B contains two development plan schemes (one for forty-eight months and another for an accelerated forty-two months) showing the major procurement and operating funds required in order to develop and construct a working pilot plant producing electricity and fuel from C02 using solar energy. XSEL to decide by September 30, 1998 whether to proceed with the Accelerated Program or the Baseline Program.

          Commitment must be made to fund total Phases as integral blocks. Phases I and II are essentially completed utilizing Government funding. A minimum commitment of $2,400,000 is needed for an accelerated Phase III and $1,500,000 for the baseline Phase III (with Phases IV and V viewed as separate blocks-see Schedule D).

     c) In addition, a minimum of 150,000 XSEL common shares will be put in escrow by the Purchaser and will be distributed accordingly by RJJ to key employees of Newco as follows: 75,000 for use immediately after Closing and 75,000 for use after the completion of Phase III for distribution during Phases IV through V. Assessments to be made at the end of each Phase.

7.     Conditions  Precedent  and  Representations  required  of  the  Vendor:

     a)     that  he  is  legally  entitled  to  enter  into  this  Agreement

     b) that RJJ will enter into an exclusive consulting/management contract (including confidentiality clause) based upon the terms outlined in Schedule C attached hereto and forming part of this Agreement. Compensation, royalties, stock options, hours of work, etc., to be mutually agreed upon and such Contract to be executed prior to Closing.

     c) that RJJ, if requested by XSEL to become one of its Directors, shall accept the appointment

     d) that RJJ will undertake to negotiate the acquisition of the University of California's and DOE's exclusive licenses which pertain to the SRCF process and IPR.

8.     Miscellaneous  General  Conditions:

     a) Time is of the essence and this Agreement is governed by the laws of New Mexico and the U.S.A.

     b) On execution, this will be a binding Agreement but both parties agree that additional documentation will be necessary to correctly define this Agreement and both parties are in accordance to execute such additional documentation on a timely basis. In particular, those documents conforming to the Security Exchange Commission's regulations and those pertinent to minimizing present and future income tax considerations will be included.

     c) It is understood that the cost estimates for the various Phases are today's best estimate by RJJ and are not based on bids nor detailed drawings. Cost reductions will be motivated by compensation structure (bonus) as outlined in Schedule C herein. However, possible cost growth increases cannot be interpreted as bad faith or malfeasance but will become part of the business viability assessment.

     d) If, at any time, XSEL does not provide the requisite resources delineated in Schedule B herein, all of Newco's IPR as outlined in Schedule A herein revert to RJJ.

     e) It is understood that all IPR conveyed to Newco by RJJ are to be delivered free and clear of all liabilities other than the royalties as outlined in Schedule C and possible residual conditions imposed by the U.S. DOE and/or the University of California pertaining to their licensing packages.

9. This Agreement is open for acceptance by both Parties until August 7, 1998 (the effective date of this Agreement once ratified).

     SIGNED THIS 7th DAY OF AUGUST 1998 IN THE CITY OF LOS ALAMOS, NEW MEXICO, U.S.A.

                              SOLAR ENERGY LIMITED



     Per:  /s/Melvin  L.  Prueitt          Per:      /s/Joel  Dumaresq
              Dr.  Melvin  L.  Prueitt                  Joel  Dumaresq
              Chairman                                  President


          /s/William  Stocker                       /s/William  Stocker
             Witness:  William  Stocker               Witness:  William  Stocker


               ACKNOWLEDGED AND AGREED THIS 7th DAY OF AUGUST 1998 IN THE CITY OF LOS ALAMOS, NEW MEXICO, U.S.A.


               By:   /s/Reed  J.  Jensen            /s/William  Stocker
                        Dr.  Reed  J.  Jensen         Witness:  William  Stocker

--------------------------------------------------------------------------------
                                  EXHIBIT 10.4

                               OFFER TO PURCHASE:

                 JADE ELECTRONIC INC./SOLAR ENERGY LIMITED (RECO)
--------------------------------------------------------------------------------

                                 April 10, 2000

                                OFFER TO PURCHASE


BETWEEN:     JADE  ELECTRONIC,  INC.,  as  Purchaser     ("JADE")
          JADE is a public company to be listed on the OTC Electronic Bulletin Board in the U.S.

AND:          SOLAR  ENERGY  LIMITED,  as  Vendor     ("XSEL")
          XSEL  is  a  public  company  listed  on  the  OTC  Electronic
          Bulletin  Board

XSEL owns I 00% of the shares of a private company called Renewable Energy Corp.
(RECO). RECO is incorporated in New Mexico and is a research and development company focusing on alternative energy sources that are environmentally friendly. In particular, the main project of RECO is called Solarec which is the Solar Reduction of C02 into a feedstock and electricity.

JADE hereby agrees to purchase I 00% of the shares of RECO from XSEL on the following terms and conditions:

1. Price: Book Value of RECO (estimated at $180,000 (all figures in US dollars) plus eight and one-half (8.5) million shares of JADE (reg 144 shares)

2.     Closing  Date:  June  30,  2000

3. Subject Clause: Subject only to the Board approval of XSEL and to the personal approval of Dr. R. Jensen and Dr. M. Prueitt; such approvals to be received on or before June 25, 2000.

4.     Representations  and  Warranties  required  of the Purchaser on or before
Closing:

     a)     that  it  is  legally  entitled  to  enter  into  this  transaction;
     b)     that  there  are  no  liabilities  in  the  Company;
     c) that it has underway, SEC filings to be listed on small cap NASDAQ (starting with listing on OTC-BB);
     d)     that  it  has  $250,000  or  equivalent  as  its  only  asset;
     e)     that  the  draft pro-forma share structure on closing is as follows:

            i     existing  shares  outstanding  (after  2:1 split)    5,000,000
            ii    for  vend-in  of  RECO                               8,500,000
            iii   for  $250,000  cash  (@  .20)                        1,250,000
            iv    for  $250,000  cash  (@  .25)                        1,000,000
            v     for  $3,000,000  cash  (@  $3.00)  IPO               1,000,000
                                                                       ---------
                                                                       16,750,00

5.     Representations  and  Warranties  required  of  the  Vendor  on or before
Closing:

     a)     that  it  is  legally  entitled  to  enter  into  this  transaction;
     b) that RECO has no liabilities other than the ongoing commitment and obligation to develop Solarec;
     c) that the only assets are the intellectual property rights and patents or patents pending to develop the Solar Reduction of C02 into a feedstock and electricity; this process is called Solarec by RECO.

6.     Miscellaneous  General  Conditions:

     a) Time is of the essence and this agreement is governed by the laws of New Mexico;
     b)     The  Board  and  officers  of  JADE  to  consist  of:
          i      Dr.  Reed  Jensen  as  President  and  CEO.
          ii     Dr.  Melvin  Prueitt  as  director
          iii    Two  Directors  to  be  appointed  by  JADE
     c)     The  Board  of  RECO  to  consist  of:
          i      Dr.  Reed  Jensen  as  President  and  CEO
          ii     Dr.  Melvin  Prueitt  as  director
          iii    A  Director  to  be  nominated  by  Reed  Jensen
          iv     A  Director  to  be  nominated  by  JADE

     d)     All  Directors  to  be  satisfactory  to  SEC  regulators;
     e) It is mutually understood that JADE will have a name change to reflect the new business of the Company (suggested: Renewable Energy Limited -
REEL). It is intended to apply for an IPO as soon as possible after appointing lawyers, both corporate and security, along with an accounting firm;
     f) there will be up to 2,000,000 additional option shares available to directors, officers, and senior staff. The option price to be determined under SEC guidelines. The number of shares to be allotted per director/employee to be determined by a two man committee consisting of Dr. Jensen and a representative of JADE.
     g)     Option  Agreement
          XSEL, through its wholly owned subsidiary, Hydro Air Technologies Inc.
(HAT) owns certain intellectual property rights pertaining to a patent pending process for the desalination of water called SUNSPRING.
          JADE to have the option to purchase from XSEL all the assets of SUNSPRING (including patents/patents pending) for $50,000 cash plus 2,000,000 shares of
          JADE. This option is exercisable on or before June 15, 2000 and is subject to the following conditions:
          i     there  are  no  liabilities  attached  to  the SUNSPRING assets;
          ii    a satisfactory royalty agreement and approved list of assets to be provided by XSEL. SUNSPRING relies on using a 'solar collector' developed by XSEL within a system called SPAESS. It is the use of the 'solar collector' concept that need to be addressed for the royalty consideration.
          iii   That  Dr.  Jensen  and  Dr.  Prueitt  agree  to this purchase.
     h) On execution this is a binding agreement but both parties agree that additional documentation may yet be necessary to properly reflect the terms of this agreement. In addition, the document may need to be modified to conform to SEC regulations and to mutually minimize both present and future income tax.

                                  S I G N E D:
                                 SOLAR ENERGY LIMITED

                                /s/Joel Dumaresq
                                   Joel Dumaresq
AGREED:
JADE  ELECTRONIC  INC.


                               /s/Irene  Poole
                                  Irene  Poole