Form 10QSB
period 2000-06-30
SOLAR ENERGY LTD
filed 2000-08-18
CIK 1058322

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                       For the Quarter ended June 30, 2000

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

As  of  June  30,  2000  the  number  of  shares  outstanding  of the  Registrant's  Common  Stock  was  13,153,911

                                  INTRODUCTION

     Our 1934 Securities Exchange Act registration of our common stock has become effective during 1999, but has not yet cleared final comments by the Staff of the Securities and Exchange Commission.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 00QF-2 for the three and six months ended June 30, 2000.


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


     We are a research and development company with no revenues and no immediate source or expectation of revenue generation. We have had no revenues since inception. We have been funded by our shareholder investors. Virtually all of the funding/working capital raised to date has been allocated for research and development of our several prototype projects. All projects developed by us are experimental in nature and are recorded as research and development expenses. Of our total expenses for the six months ended June 30, 2000 of $505,463, research and development accounted for $359,473.

 (A) PLAN OF OPERATION: NEXT TWELVE MONTHS. First, in general terms we intend to continue the development of our prototypes SOLAWATT, SUNSPRING and MECH ourselves, through this reporting corporation; and we intend to pursue the development of our prototypes SOLAREC and HTWO through Jade Electronic, Inc., a Nevada corporation.

     SOLAWATT will be the production of electricity estimated by us to be one-third the current conventional cost. SOLAWATT is the name for our unique plastic-film solar collectors, which are placed directly on the ground. Our patent application for SOLAWATT (filed under its original and former name SPAESS) is S.N. 09/396,653.

     SUNSPRING will produce fresh water using only seawater and our unique solar energy collectors (SOLAWATT) in a reverse osmosis ("RO") desalination process that will require no electric motors or outside power source. Osmosis is the result of placement of fresh water on one side and seawater on the other side of a semi-permeable membrane. The result is fresh water flowing through to the seawater side. Reverse Osmosis is the application of a significant pressure on the salt water side, forcing water through the membrane and leaving the salt behind.

     MECH will be designed as an internal combustion engine having one-third the size of a conventional engine with the same power and 25% greater efficiency. The MECH engine could have a wide variety of applications from vehicles and propeller driven aircraft, to lawn mowers and chain saws.

     We have effected a reorganization, by which we sold our subsidiary RECO to Jade Electronic, Inc., a Nevada corporation, ("JADE") in a related-party transaction, by which, we initially own 63% control of Jade Electronic, Inc., as another corporate asset, before any further placements. By agreement of about April 10, 2000 we sold RECO to JADE, in exchange for 8,500,000 shares of JADE common stock, and $180,000 cash.

     The authorized capital of JADE is two hundred million shares of common stock, of par value $0.001 per share, of which 5,000,000 shares are issued and outstanding, immediately before the transaction. The issuance to us of 8,500,000 shares results in our initial 63% ownership of the resulting 13,500,000 shares, immediately after the transaction. This transaction may be viewed as an acquisition by us of JADE as a controlled subsidiary. This transaction is deemed by management to better position our assets for both future funding programs and more focused development of both SOLAREC technology and a marketing strategy for it. Although we owned RECO 100% immediately before the transaction and now own only 63% of Jade Electronics, Inc. immediately afterwards, we have sold 37% of RECO for $180,000, which we can apply to our own funding requirements. We believe that, so positioned, the resulting RECO/JADE corporation could seek its financing independently of us, on its own merits, and with its own management (to be determined) to the mutual benefit of both corporations.

     This is a related-party transaction, for the reason that one or more officers, affiliates or promoters of JADE are believed to be shareholders or affiliates of shareholders of this parent corporation.

     The  Projects  of  RECO  going  to  JADE  are  as  follows:

     SOLAREC will use only solar energy plus carbon dioxide (CO2) from the atmosphere to produce a clean usable fuel (gasoline, diesel, etc.) with electricity and oxygen as byproducts.

     HTWO is the concept to produce from coal, economical, pure hydrogen (while dramatically reducing CO2 emissions) for use in the growing fuel cell business. Existing fossil fuel-based industrial production of hydrogen generates nearly as much CO2 as the normal operation of an internal combustion engine. This project is currently at a computer concept, research and feasibility stage and will greatly depend upon the success of the next twelve month phase of SOLAREC.

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

     We require approximately $3,000,000 to meet our budgetary requirements for the next 12 months.
Special  Tabs
HEAD  OFFICE/LAB  COSTS:
     rent                                                                 30,000
     utilities  (heat,  electricity,  water,  etc.)                       16,000
     office  supplies                                                     12,000
     phone,  fax,  courier,  web-site  maintenance                        28,000
     office  equipment  (computers,  etc.)                                30,000
     insurance  (business,  medical,  etc.)                               10,000
     travel,  entertainment                                               36,000
     outside  consultants                                                 35,000
     legal  (including  patent  costs,  public  company filings,etc.)     90,000
     accounting,  audit                                                   75,000
================================================================================
                                                                         362,000
SALARIES:
     Chief  Scientist  (SOLAREC)                                          65,000
     Chief  Scientist  (SUNSPRING)                                        65,000
     Interim  CEO                                                         25,000
     Process  Development  Engineer  (SOLAREC)                            63,000
     Project  Manager,  Mechanical  Engineer                             140,000
     Optical/Electrical  Engineer                                         61,000
     Technical  Staff                                                    150,000
     Clerical                                                             50,000

     Marketing/Investor  Relations  Team                                  90,000
     Miscellaneous  support,  casual  labor                              150,000
     Comptroller                                                          30,000
================================================================================
                                                                         889,000
PROJECT  PROTOTYPES:
     SOLAREC  PHASE  III  (hardware,  equipment,  tests)                 175,000
     SUNSPRING  PHASES  III  &  IV  (parts,  assembly,testing)           550,000
     SOLAWATT  PHASES  II  &  III                                        200,000
     MECH  PHASES  II  &  III
     (parts,  expander,  engine,and  manufacture  prototypes)            200,000
                                                                       1,125,000
================================================================================
SUBTOTAL                                                               2,376,000
     Research  &  Development  20%  Contingency                          470,200
================================================================================
TOTAL                                                                 $2,846,200

RE-Format  for  normal  TABS
     The sources of these funds may include further advances by our Shareholders, further bridge financing from other accredited and sophisticated investors, and/or proceeds from the $180,000 cash from JADE. They may include successful governmental grant applications. They may include packaging other projects for sale in transactions similar to RECO/JADE, for stock and cash, in which we retain control and receive some cash or notes.

     There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are a development stage company. Our activities to date consist entirely of research and development.

      (1) OPERATIONS AND RESULTS FOR THE PAST THREE AND SIX MONTHS. We have been entirely devoted to research and development for the past two and one-half years, 1998 and 1999, and the six months ended June 30, 2000. We continue to be so devoted.

     The following table summarizes the information contained in our financial statements.

             The Remainder of this Page is Intentionally left Blank

                                                Three Months                  Six Months
                                                   June 30                      June 30
                                             2000           1999          2000           1999
----------------------------------------------------------------------------------------------
Sales: . . . . . . . . . . . . . .  $        0.00   $       0.00   $      0.00   $       0.00
Cost of Goods Sold:
Gross Profit:. . . . . . . . . . .              0              0             0              0
Operating Expenses:
General and Administrative . . . .       -121,649        -10,318      -145,990        -18,723
Research and Development . . . . .       -151,953       -111,558      -359,473       -225,576
Operating Loss . . . . . . . . . .       (273,602)      (121,876)     (505,463)      (244,299)
Other Income and (Expenses)
Gain on sale of Investment . . . .         17,200              0        17,200              0
Interest Income. . . . . . . . . .          1,975          1,981         3,483          4,031
Total Other Income and  (Expenses)         19,175          1,981        20,683          4,031
Net Income (Loss). . . . . . . . .       (254,427)      (119,895)     (484,780)      (240,268)
Net Income (Loss) per share. . . .          (0.02)         (0.01)         (0.4)          (0.2)
                                    ==============  =============  ============  =============
Weighted Average common shares . .    113,153,911    112,353,911    13,153,911    112,303,911


     Our research and development had accelerated in year 2000 over comparable periods in 1999. This is due in part to our identification of additional projects inspired from our earlier work. In addition we are engaged in completing the comment and analysis phase of our 1934 Act registration, with considerable legal and professional expenses, which are not expected to be normal or continuing.

     We  booked a gain on the sale in connection with our RECO/JADE transaction.

     The  following  table  summarizes  our  Balance  Sheet  information.

     The  Remainder  of  this  Page  is  Intentionally  left  Blank

Balance Sheet. . . . . . . .   6/30/00   12/31/99
                              ========  =========
Cash and Equivalents . . . .  $132,961  $ 263,371
Note Receivable (RECO/JADE).    65,000          0
Current Assets . . . . . . .   197,961    263,371
Property and Equipment, Net.    46,696     25,297
============================  ========  =========
Patent Costs . . . . . . . .    33,062     33,549
Goodwill . . . . . . . . . .   415,573    445,908
Deposits . . . . . . . . . .     4,537      4,537
Other Assets . . . . . . . .   499,868    509,291
Total Assets . . . . . . . .   697,829    772,662
============================  ========  =========
Accounts Payable . . . . . .    55,525     58,973
============================  ========  =========
Accrued Expenses . . . . . .    40,808     16,183
Notes Payable (Baycove). . .   654,609    428,639
Total Liabilities. . . . . .   750,942    503,795


     Our condition does not amount to a substantial change for the first half of 2000. The significant new items relate to our RECO/JADE transaction.


      (2) FUTURE PROSPECTS. No efforts have been made to date to identify other companies to manufacture our products or to identify probable or targeted licensees. We have determined to await commercially viable prototype readiness before addressing manufacturing and marketing issues. We do not expect to achieve significant sales, if any, in the next twelve to eighteen months.

     HARPS and ACES projects have been deferred for the future. We expect to turn our attention to these projects in 18 months to two years. These were our original programs which inspired our current product development projects.

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

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                          ITEM 6.  REPORTS ON FORM 8-K

                                      None

                                    EXHIBITS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 00QF-2 for the three and six months ended June 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2000, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  August  18,  2000
                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)


 /s/Dr.  Melvin  L.  Prueitt          /s/Joel  S.  Dumaresq
Dr.  Melvin  L.  Prueitt          Joel  S.  Dumaresq
Chairman/Director                 President/Director

/s/                            /s/Dr. Reed Jensen         /s/David M. Jones
Norman  Wareham                Dr. Reed Jensen         David M. Jones
Secretary/Treasurer            Director                Director
/Director

--------------------------------------------------------------------------------
                                 EXHIBIT 00QF-2

                         UN-AUDITED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              SOLAR ENERGY LIMITED
                       Consolidated  Financial Statements

                                  June 30, 2000
--------------------------------------------------------------------------------

                              SOLAR ENERGY LIMITED
                           Consolidated Balance Sheets

                                     ASSETS
                                                  June  30          December  31
                                                    2000                 1999
                                                 (Unaudited)
--------------------------------------------------------------------------------

Current  Assets
   Cash  and  Cash  Equivalents                $     132,961       $     263,371
   Note  Receivable  -  Related  Party                65,000                   0
--------------------------------------------------------------------------------
Total  Current  Assets                               197,961             263,371
================================================================================
Property  and  Equipment,  net                        46,696              25,297

Other  Assets
   Patent  Costs                                      33,062              33,549
   Goodwill                                          415,573             445,908
   Deposits                                            4,537               4,537
--------------------------------------------------------------------------------
Total  Other  Assets                                 453,172             483,994
--------------------------------------------------------------------------------
      Total  Assets                            $     697,829       $     772,662
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  Payable                            $     55,525        $     58,973
   Accrued  Expenses                                  40,808              16,183
   Notes  Payable  -  Related  Party                 654,609             428,639
--------------------------------------------------------------------------------
Total  Current  Liabilities                          750,942             503,795
--------------------------------------------------------------------------------
Minority  Interest                             $     162,800        $          0
--------------------------------------------------------------------------------
Stockholders'  Equity
Common  Stock,  authorized  50,000,000
shares  of  $.0001 par  value,  issued  and
outstanding  13,153,911  shares                        1,315               1,315
   Paid  in  Capital                               1,797,197           1,797,197
   Retained  Deficit                              (2,014,425)        (1,529,645)
--------------------------------------------------------------------------------
       Total  Stockholders'  Equity                 (215,913)            268,867
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity     $     697,829            $772,662
================================================================================

    The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                      Consolidated Statements of Operations

                         For  the three  For the three  For the six  For the six
                          months ended  months ended  months ended  months ended
                            June  30      June  30      June  30      June  30
                              2000         1999           2000          1999
--------------------------------------------------------------------------------
SALES                        $       0   $       0    $       0     $          0

COST  OF  GOODS  SOLD                0           0            0                0

GROSS  PROFIT                        0           0            0                0

OPERATING  EXPENSES
General And Administrative
 Expenses                      121,649      10,318      145,990           18,723
 Research  and  Development    151,953     111,558      359,473          225,576

TOTAL  OPERATING  EXPENSES     273,602     121,876     (505,463)         244,299

OPERATING  INCOME  (LOSS)     (273,602)   (121,876)    (505,463)       (244,299)

OTHER  INCOME  AND  (EXPENSES)
Gain  on  sale of investment    17,200          0        17,200                0
Interest  Income                 1,975      1,981         3,483            4,031
Total Other Income
and (Expenses)                  19,175      1,981        20,683            4,031

NET INCOME (LOSS)        $   ( 254,427)  $(119,895)  $ (484,780)   $   (240,268)

NET  INCOME (LOSS)
PER SHARE                $       (.02)   $    (.01)  $     (.04)   $       (.02)

WEIGHTED  AVERAGE  NUMBER
   OF  COMMON  SHARES      13,153,911   12,353,911   13,153,911       12,303,911

    The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                      Consolidated Statements of Cash Flows


                                               For  the  six       For  the  six
                                               months  ended       months  ended
                                                  June  30            June  30
                                                   2000                 1999
--------------------------------------------------------------------------------
Cash  Flows  From  Operating  Activities

Net  income  (loss)                          $     (484,780)     $     (240,268)
Adjustments  to  Reconcile  Net  Income  (Loss)  to
  Net  Cash  Used  in  Operating  Activities:
   Depreciation & Amortization                       39,096                   0
   Gain  on  sale of investment                     (17,200)                  0
 Change  in  Assets  and  Liabilities
   Increase/(decrease)  in:
   Accounts  Payable                                (3,448)             (4,965)
   Accrued  Expenses                                24,625                4,867
--------------------------------------------------------------------------------
Net Cash Provided (Used) by
Operating Activities                              (441,707)            (240,366)

Cash  Flows  from  Investing  Activities
   Purchase  of  Property  and  Equipment          (27,761)              (6,812)
   Cash  paid  for  patent  costs                   (1,912)             (14,347)
   Cash  received  on  sale  of  subsidiary        115,000                     0
   Cash  acquired  in  acquisition                       0                42,733
--------------------------------------------------------------------------------
Net Cash Provided (Used)
by Investing Activities                             85,327                21,574

Cash  Flows  from  Financing  Activities
  Common  stock  issued  for  cash                       0               100,000
  Proceeds  from  debt  financing                  225,970               230,849
  Principal  payments  on  debt  financing               0             (110,000)
Net Cash Provided (Used by Financing Activities    225,970               220,849
--------------------------------------------------------------------------------
Net Increase (Decrease) in
Cash and Cash Equivalents                         (130,410)                2,057
--------------------------------------------------------------------------------
Cash  and  Cash  Equivalents
  Beginning                                        263,371               286,627
  Ending                                    $      132,961        $      288,684
================================================================================
Supplemental  Disclosures  of  Cash  Flow  Information:
  Cash  payments  for  interest             $            0        $            0
  Cash  payments  for  income taxes         $            0        $            0
================================================================================
Supplemental  Schedule  of  Noncash  Investing  and  Financing  Activities
================================================================================
 Common  shares  issued  for  services      $            0        $            0
================================================================================
    The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                                  June 30, 2000


NOTES  TO  FINANCIAL  STATEMENTS

Solar Energy Limited (the "Company") has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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


SALE  OF  SUBSIDIARY

On June 30, 2000, Solar Energy Limited sold 100% of it's interest in Renewable Energy Corporation (RECO), a wholly owned subsidiary, to Jade Electronic, Inc.
(JADE)  for  63%  of  the  outstanding  stock  of  JADE  and  cash  of $180,000.