Form 10KSB/A
period 1999-12-31
SOLAR ENERGY LTD
filed 2000-11-17
CIK 1058322

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

                                 FORM 10-K-SB-A2

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

                       Exhibit Index is found on page 31.

                               Table of Contents:

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
      (d)  Sales  of  Unregistered  Common  Stock  from  inception            13
      (e)  Description  of  Securities                                        15

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation       17
      (a)  Plan  of  Operation:  Next  Twelve  Months      17
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                         19

Item  7.  Financial  Statements                                               22
      (a)  Financial  Statements                                              22

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          22

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            23

Item  10.  Executive  Compensation                                            25

Item  11.  Security Ownership of Certain Beneficial Owners and Management     27

Item  12.  Certain  Relationships  and  Related  Transactions                 29
      (a)  RECO  to  REEL                                                     29
      (b)  Original  HAT  shareholders  Internal  Agreements                  29

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   30
      (a)  Form  8-K  Reports                                                 30
      (b)  Form  10-QSB  Reports                                              30
      (c)  Exhibits                                                           30

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) BUSINESS DEVELOPMENT. We are a research and development company focusing on developing cost-effective solutions to global issues concerning water, energy and pollution.

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

           (III) RECO TO REEL. On June 30, 2000, we sold our 100% interest of our RECO subsidiary to Renewable Energy, Ltd. (formerly incorporated as Jade Electronic, Inc.) for 63% of the outstanding stock of REEL, and for cash of $115,0000, and for a note receivable of $65,000. At that point in time, REEL had no assets and no liabilities and RECO became the only asset, liabilities and operations of REEL as of June 30, 2000. We effectively sold only 37% of RECO (since we own 63% of REEL). Accordingly that sale equates to cash and notes of $180,000. This acquisition was recorded by REEL as a reverse acquisition in which RECO was the acquirer for accounting purposes. We consolidated our books with HAT and REEL at June 30, 2000. We caused the name-change of Jade Electronic, Inc. to Renewable Energy, Ltd.

 (B) BUSINESS OF THE ISSUER. We were organized in our present form in late 1997 to focus on developing cost-effective solutions global issues concerning : water, energy and pollution. We are a research and development company, and not a manufacturing or marketing company at this time. Our Company's thrust is to explore and/or develop alternative energy systems and water projects that are environmentally friendly in addition to being economically viable and competitive.

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

     Hydro-Air Technologies, Inc. (our first acquisition was a development stage company, founded by Dr. Melvin L. Prueitt, David Jones, Stanley Prueitt and Leslie Speir, which company had developed certain intellectual property rights with which they intended to generate commercially viable electrical power using the energy generated by the heat of evaporation of water. The intellectual property rights are called Hydro-Air Renewable Power System ( HARPS ) which includes two U.S. Patents, one granted on September 3, 1996 (number 5,551,238) and a second granted on July 28, 1998 (number 5,784,886), as well as Air
Conditioner Energy System ( ACES") which includes a U.S. Patent (and International filings) granted December 28, 1999 (number 6006538).

     We regarded and currently regard this acquisition of HAT as an investment by us in future growth of demand for both HARPS and ACES. Our original plan was to aggressively develop HARPS and ACES, but experience has caused us to re-think our priorities in two significant respects:

      (1) PROJECTS DEFERRED. Both the HARPS and ACES projects have proven difficult to develop to the stage of working prototypes. The technical problems are complex and expensive to solve and would require more capital and time than we can currently commit.

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

      (5) SOLAR ENERGY'S EMPLOYEES. The total number of employees is nine full-time and five part-time, of which Solar Energy employees are seven full-time and three part-time, and RECO, our majority-owned subsidiary, are two part-time and two full-time employees. There are four consultants that do work for both Solar and RECO.

           (I)  SOLAWATT  (THE  PRODUCTION  OF  ELECTRICITY  FROM SOLAR ENERGY).

     SOLAWATT will be the production of electricity. SOLAWATT is the name for our unique plastic-film solar collectors, which are placed directly on the ground. Our patent application for SOLAWATT (filed under its original and former name SPAESS) is S.N. 09/396,653.

     The continuing development and refinement of these collectors is important for the additional reason that these solar collectors are applicable to and provide one of the basic sub-systems to many aspects of Solar Energy Limited's projects, both currently and long-term.

     Each day there is a significant amount of energy striking the earth from the sun which if harnessed could provide electric power for the planet. PV panels are an excellent way to gather some of this energy, but the problem is that they turn off when the sun goes down. The traditional solar panels and processes have proved to be expensive for the practical production of electric power compared to the economies of electricity made with fossil fuel. SOLAWATT will provide economically produced power from the sun 24 hours per day. The power output decreases at night, but the demand for electricity also decreases at night. On hot summer days when a large amount of electric power is needed to run air conditioners, SOLAWATT performs at its best. SOLAWATT panels, consisting of tough plastic films with appropriate optical properties could conceivably be formed by an automated process in a factory and placed on large rolls. Transported to the field, the panels, which might be several hundred meters in length, can simply be rolled out onto the ground. Channels for water and air are provided in the panels. Insulation on the bottom of the panels is not necessary, since the ground becomes part of the heat energy storage system.

 PHASE I prototype field testing, at high altitude (7,000 feet), was completed in November 1999. Testing was performed by our technicians under the direction of Dr. Melvin Prueitt with Dr. Reed Jensen consulting on this and later tests. An initial proof-of-theory test was conducted in late November 1999. It consisted of an ad hoc field demonstration and verification of computer simulations and calculations, proving the viability of the concepts that the absorption of solar energy by water-filled plastic film collectors creates heat energy which is then absorbed in part into the ground, which acts as a battery and an overnight power storage source.


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


      (6) RENEWABLE ENERGY CORPORATION. ( RECO )(our majority-owned subsidiary) is also a development stage company. It was founded by Dr. Reed Jensen. Dr. Jensen has developed certain intellectual property rights for a process called Direct Solar Reduction of CO2 to Fuel and Feedstock, which rights and patented process (U.S. Patent number 6066187) the Company intends to develop into a commercially viable system. This process utilizes solar energy to directly reduce CO2 that would have been released into the atmosphere while producing chemical feedstock, fuel (methane, diesel, etc.) and green or environmentally friendly electricity and oxygen as by-products. We regard the acquisition of RECO as a long-term investment in the growing world market for renewable energy sources and the reduction of pollution, especially greenhouse gases.

     Unlike HAT, RECO is considered an operating subsidiary. Please see next sub-item (7) "RECO to REEL (JADE)" for information about our reorganization of RECO.

     Each of the following projects has been developed by Dr. Jensen, with Renewable Energy Corporation.

           (I)  SOLAREC  (PRODUCTION  OF  FUEL  AND  ELECTRICITY).

     SOLAREC will use only solar energy plus carbon dioxide (CO2) from the atmosphere to produce a clean usable fuel (gasoline, diesel, etc.) with electricity and oxygen as byproducts.

PHASE I SOLAREC, the measurement of the spectrum of hot CO2, is complete and showed the expected radical red shift that makes hot CO2 absorb solar photons. In plain English, this means that by heating CO2 obtained from the air, we can increase the amount of light-energy we can capture and use.

PHASE II SOLAREC prototype testing is also complete. These tests consisted of mirror segment manufacture, solar array assembly, pointer-tracker tests, and further research testing of receiver.

PHASE III SOLAREC is scheduled to extend over the next 24 months. It has commenced. All the components of the SOLAREC system were assembled and integrated for testing under the direction of Dr. Reed Jensen. These components included the composite mirror structure for up to sixty-four individual mirrors, a sun-tracking and mirror-pointing system, and a copper receiver for the processing of CO2 gas. The system was then tested, by using CO2 as the process gas. Systems, including the pointing and tracking, the gas preheating channels, the pilot flame torches and the pumping, all operated successfully. Thirty mirrors (of the potential 64) were eventually mounted and used in the testing. Test results show the preheating elements heated to 1100 degrees, and the copper funnel/receiver to almost 800 degrees, both Centigrade. Small amounts of Carbon Monoxide (CO) were produced (30 parts per million). Testing continues while upgrades and improvements are made in order to increase the fraction of CO2 converted. Dr. Jensen's team intends to prove that natural sunlight from a practical, high efficiency solar concentrating reflector system will successfully perform preheating on contact and provide reduction of CO2 to CO. It will include diagnostics for temperature, pressure, chemical composition, flow rates, and other parameters.

PHASES IV-VI SOLAREC. At the successful completion of Phase III, we would expect to continue with our currently proposed Phases IV through VI, including a full-scale module demonstration, and integrated system demonstration, then separator and synthesizer, final system design and vendor qualifications. In plain English, the final phases involve proving that all of the pieces work together to form a product ready for marketing; following which, a marketing plan will be addressed.

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


      (7) RECO TO REEL (JADE). On June 30, 2000, we sold our 100% interest of our RECO subsidiary to Renewable Energy, Ltd. (formerly incorporated as Jade Electronic, Inc.) for 63% of the outstanding stock of REEL, and for cash of $115,0000, and for a note receivable of $65,000. At that point in time, REEL had no assets and no liabilities and RECO became the only asset, liabilities and operations of REEL as of June 30, 2000. We effectively sold only 37% of RECO (since we own 63% of REEL). Accordingly that sale equates to cash and notes of $180,000. This acquisition was recorded by REEL as a reverse acquisition in which RECO was the acquirer for accounting purposes. We consolidated our books with HAT and REEL at June 30, 2000. We caused the name-change of Jade Electronic, Inc. to Renewable Energy, Ltd.

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

     Management's review indicates that no related parties were among the ownership of JADE immediately preceding the reorganization. Immediately following the transactions, our principal scientists and affiliates joined the Board of Directors of JADE/REEL.

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

     The common stock of Solar Energy Limited was listed on the OTC Electronic Bulletin Board ( OTCBB ) (symbol XSEL ). It has ceased to be so listed for the reason that our 1934 Act Registration has not cleared comments, and will continue on NQB Pink Sheets until SEC comments have been cleared and our OTCBB listing can be restored. Based upon standard reporting sources (www.BigCharts.com), the following information is provided:
                ---

period .  high bid  low bid
---------------------------
1st 1999      2.90     1.75
2nd 1999      1.95     0.80
3rd 1999      1.05     0.15
4th 1999      0.75     0.25
---------------------------
1st 2000      1.00    0.375
2nd 2000     0.906   0.3125


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

     About July 23, 1998, we placed 125,000 shares to three sophisticated investors, pursuant to Regulation D, Rule 504. These investors were qualified by reason of their respective incomes, net worth, investing experience, and familiarity with our corporate history, operations and financial condition.

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

     The resulting total issued and outstanding 13,153,911 is further illustrated in the following table:


Series # . . . .  Taurus       Salvage    Solar Energy
                 Issuances.   (20 to 1)
------------------------------------------------------
 4(2). . . . . .  25,000,000   1,250,000
  Rule 504 . . .     451,260      22,562
Subtotal . . . .  25,451,260   1,272,562
Adjustment . . .                   5,949
Subtotal . . . .                   5,949
Interim Total. .               1,278,511   1,278,511
 4(2)/Rule 145 .                             700,400
7 4(2)/Rule 145.                             350,000
Rule 504 . . . .                           7,800,000
Rule 504 . . . .                             125,000
Rule 504 . . . .                           2,000,000
 4(2). . . . . .                             100,000
 4(2). . . . . .                             800,000
Total Issued . .                          13,153,911

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

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker -dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

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

 (A) PLAN OF OPERATION: NEXT TWELVE MONTHS. Our plan for the twelve months, July 2000 - July 2001, is discussed in this Item 6. First, in general terms, we intend to continue the development of our prototypes SOLAWATT, SUNSPRING and MECH ourselves, through this reporting corporation; and we intend to pursue the development of our prototypes SOLAREC and HTWO through Jade Electronic, Inc., a Nevada corporation, as indicated in Item 1, sub-item (b)(3) previously.

      (1) CASH REQUIREMENTS AND OUR NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We require approximately $3,000,000 to meet our budgetary requirements for the next 12 months from the date of this amended report, October 31, 2000 until October 31, 2001.


HEAD  OFFICE/LAB  COSTS:
     rent                                                       30,000
     utilities  (heat,  electricity,  water,  etc.)             16,000
     office  supplies                                           12,000
     phone,  fax,  courier,  website  maintenance               28,000
     office  equipment  (computers,  etc.)                      30,000
     insurance  (business,  medical,  etc.)                     10,000
     travel,  entertainment                                     36,000
     outside  consultants                                       35,000
     legal (including patent costs, public
     company filings,etc.)                                      90,000
     accounting,  audit                                         75,000
                                                                ======
                                                               362,000
SALARIES:
     Chief  Scientist  (SOLAREC)                                65,000
     Chief  Scientist  (SUNSPRING)                              65,000
     Interim  CEO                                               25,000
     Process  Development  Engineer  (SOLAREC)                  63,000
     Project  Manager,  Mechanical  Engineer                   140,000
     Optical/Electrical  Engineer                               61,000
     Technical  Staff                                          150,000
     Clerical                                                   50,000
     Marketing/Investor  Relations  Team                        90,000
     Miscellaneous  support,  casual  labor                    150,000
     Comptroller                                                30,000
                                                               =======
                                                               889,000

PROJECT  PROTOTYPES:
     SOLAREC PHASE III (hardware, equipment, tests) 175,000 SUNSPRING PHASES III & IV (parts, assembly,testing) 550,000
     SOLAWATT  PHASES  II  &  III                             200,000
     MECH  PHASES  II  &  III
     (parts, expander, engine,and manufacture prototypes)     200,000
                                                            1,125,000
                                                            =========
SUBTOTAL                                                    2,376,000

     Research  &  Development  20%  Contingency               470,200
                                                            =========

TOTAL                                                      $2,886,200


     We have enjoyed no revenues since our inception as a research and development company. We have been supported by our circle of sophisticated shareholders, who are committed to continue supporting our development, as needed, and to see our program through to successful profitability. Our principal shareholders as listed in Item 11 are entrepreneurial investors committed to meet any short-fall in our funding. Since there is no legally binding agreement by these shareholders to advance further funds, no firm assurance can be given that required funding will continue to be secured on a timely basis. If this contingency fails we may not be able to continue as a going concern.

     There  are  other  intended  sources  of  funding.

On June 30, 2000, we sold our 100% interest of our RECO subsidiary to Renewable Energy, Ltd. (formerly incorporated as Jade Electronic, Inc.) for 63% of the outstanding stock of REEL, and for cash of $115,0000, and for a note receivable of $65,000. At that point in time, REEL had no assets and no liabilities and RECO became the only asset, liabilities and operations of REEL as of June 30, 2000. We effectively sold only 37% of RECO (since we own 63% of REEL). Accordingly that sale equates to cash and notes of $180,000. This acquisition was recorded by REEL as a reverse acquisition in which RECO was the acquirer for accounting purposes. We consolidated our books with HAT and REEL at June 30, 2000. We caused the name-change of Jade Electronic, Inc. to Renewable Energy, Ltd.

     We intend to pursue a similar pattern of reorganization whereby certain groups of our more promising wholly owned products are placed into subsidiaries for the purpose of selling them to new partially controlled corporations, for cash and notes. The intention is then to engage in fund raising specific to those projects which are closest to success. Our shareholders may or may not be among the initial private investors in these new corporations, such as JADE. We believe that capital formation will be more orderly and successful, in this way, than attempting general limited offerings by us as the parent company. Following the initial bridge financing of JADE and such similar programs as we may pursue, such partially owned subsidiaries would engage in initial public offerings pursuant to section 5 of the Securities Act of 1933.

RISK FACTORS. Note 2 of our Auditor's report states: "The Company has had recurring operational losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from this uncertainty. Notwithstanding our confidence in our sophisticated shareholders, and soundness of these reorganizational plans, we remain dependent on investor confidence in our future. There can be no assurance offered to the public by these disclosures, or otherwise, that we will be successful, or that we will ultimately succeed as a going concern. To the extent that existing resources and any future earnings prove insufficient to fund our activities, we will need to raise additional funds through debt or equity financing. We cannot assure that such additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. In addition, any equity financing could result in dilution to our stockholders. Our inability to obtain adequate funds could adversely affect our operations and ability to implement our business strategy. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Also, any additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.


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

                            12/31/99     12/31/98     12/31/97   From
                                                               Inception
----------------------------------------------------------------------------
Total Assets (*). . . .  $   772,662   $  435,696   $      500
----------------------------------------------------------------------------
Total Liabilities (**).      503,795      269,642            0
----------------------------------------------------------------------------
Revenues. . . . . . . .          -0-          -0-          -0-            0
----------------------------------------------------------------------------
Operating Expenses. . .      569,462      944,690        4,000    1,543,165
(***)
----------------------------------------------------------------------------
Other Income (interest)        8,276        5,244            0       13,520
----------------------------------------------------------------------------
Net Earnings or (Loss).     (561,186)    (939,446)      (4,000)  (1,529,645)
----------------------------------------------------------------------------
Per Share Earnings. . .       (0.045)      (0.182)      (0.003)      (0.406)
  or (Loss)
----------------------------------------------------------------------------
Weighted Average. . . .   12,378,911    5,164,228    1,278,511    3,766,694
Common Shares
  Outstanding
----------------------------------------------------------------------------


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

   assets  acquired                                 49,516
   liability  assumed                               49,416
   equity  acquired                                    100
   cash  investment                                 20,000
   value  of  stock  issued                        420,000
   goodwill  calculation
        total  given  up  in  acquisition          440,000
        excess  of  assets  over  liabilities          100
     total  goodwill                               439,900

     (**) LIABILITIES. We have notes payable to a related party (Note 8 of our Audit). FCIC, a shareholder of Solar Energy Limited, advanced $300,000 to HAT during 1997 and $200,000 during 1998 for phase one expense requirements. The $500,000 has been repaid. Cesare Bette, a shareholder, loaned us $100,000 during 1998 as a short term working capital loan. It was repaid in February 1999. Baycove Investments, Ltd., a shareholder, loaned us $308,387 and $110,252 during 1998 and 1999, respectively. The loans are non-interest bearing and due on demand. The balance of these loans at December 31, 1999, and 1998, were $418,639 and $110,252, respectively. Dr. Reed Jensen, a shareholder, loaned us $20,000 during 1999. The loan is non-interest bearing and due upon demand. We made payments of $10,000 on the loan and the balance due at December 31, 1999 was $10,000.

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

      (2) OPERATIONS AND RESULTS FOR THE PAST THREE AND SIX MONTHS. We have been entirely devoted to research and development for the past two and one-half years, 1998 and 1999, and the six months ended June 30, 2000. We continue to be so devoted.

     The following table summarizes the information contained in our financial statements.

                                                Three Months                 Six Months
                                                   June 30                     June 30
                                             2000           1999          2000           1999
----------------------------------------------------------------------------------------------
Sales: . . . . . . . . . . . . . .  $        0.00   $       0.00   $      0.00   $       0.00
Cost of Goods Sold:
Gross Profit:. . . . . . . . . . .              0              0             0              0
Operating Expenses:
General and Administrative . . . .       -121,649        -10,318      -145,990        -18,723
Research and Development . . . . .       -151,953       -111,558      -359,473       -225,576
Operating Loss . . . . . . . . . .       (273,602)      (121,876)     (505,463)      (244,299)
Other Income and (Expenses)
Gain on sale of Investment . . . .         17,200              0        17,200              0
Interest Income. . . . . . . . . .          1,975          1,981         3,483          4,031
Total Other Income and  (Expenses)         19,175          1,981        20,683          4,031
Net Income (Loss). . . . . . . . .       (254,427)      (119,895)     (484,780)      (240,268)
                                    ==============  =============  ============  =============
Net Income (Loss) per share. . . .          (0.02)         (0.01)         (0.4)          (0.2)
Weighted Average common shares . .    113,153,911    112,353,911    13,153,911    112,303,911

     Our research and development had accelerated in year 2000 over comparable periods in 1999. This is due in part to our identification of additional projects inspired from our earlier work. In addition we are engaged in completing the comment and analysis phase of our 1934 Act registration, with considerable legal and professional expenses, which are not expected to be normal or continuing.

      (3) FUTURE PROSPECTS. No efforts have been made to date to identify other companies to manufacture or to identify probable or targeted licensees. We have determined to await commercially viable prototype readiness before addressing manufacturing and marketing issues. We do not expect to achieve significant sales, if any, in the next twelve to eighteen months.

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

     Joel S. Dumaresq (36) is the President and CEO of Solar Energy Limited. (Please see previous information of interim CEO Lon LaFlamme.) He is also CFO of Nifco Synergy, Inc. developing financial controls and systems for Expert Software Developer with operations in Canada, the United States and Mexico, and was instrumental in securing $27 million Class 12 Software financing for the company. Mr. Dumaresq was President of Westair Aviation, Inc., responsible for re-organizing and re-financing this air ambulance company. His experience with corporate finance, institutional equity sales and investment brokerage spans the past decade. rom 1986 through 1995, he served in various capacities in the investment banking industry. (1987-1983) Dominion Securities (Vancouver), Capital Markets Group; (1993-1994 )BC Dominion Securities (Vancouver) International Sales and Investment Advisor; (1994-present) Pashleth Investments Ltd. (Richmond B.C.) President. From 1995 through 1997, specifically, RBC Dominion Securities (a Division of Royal Bank), five years in institutional equity sales, and four years in retail sales. Mr. Dumaresq was president of Westair Aviation a regional air service company. He is currently a director of

Wattage Monitor, Inc., (OTCBB:WMON) (wattagemonitor.com) a provider of on-line information on deregulated electric utility rates available to consumers and suppliers of electricity (since March 1999); and also Booktech Corp (ASX symbol
BTC)(www.booktech.com) an on-line publisher (since April 2000). He is also a director of Smartsources.com, a U.S. public software and information company (since 1999).

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

                   Long Term Compensation
                   Annual Compensation     Awards     Payouts
a . . . . . . . .  b                 c          d            e            f         g          h         i
                                                                                  Securi-
                                                            Other        Restric-   ties             All Other
Name. . . . . . .                                           Annual         ted     Under-             Compen-
and . . . . . . .                                           Compen-       Stock    lying      LTIP     sation
Principal . . . .                   Salary      Bonus      sation ($)     Awards   Options   Payouts     ($)
Position. . . . .  Year              ($)         ($)                       ($)    SARs (#)    ($)
-------------------------------------------------------------------------------------------------------------
Joel Dumaresq . .   1999              0           0           0           0         0          0            0
President/CEO (1)
                    1998              0           0           0           0         0          0            0
                    1997              0           0           0           0         0          0            0



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

          Since it is impossible to determine whether or whom shares may be issued in the future, no tabular presentation of these multiple contingencies is practicable, except to show the amount issued, that maximum amount which could be issued, and the distribution by percentages of those shares, assuming the maximum issuance, as follows:


HAT Shareholder . . . . .  Issued      %  If Issued
---------------------------------------------------
Melvin L. Prueitt . . . .   67,239    10    350,200
---------------------------------------------------
David Jones . . . . . . .   33,619     5    175,100
---------------------------------------------------
Stanley D. Prueitt. . . .   33,619     5    175,100
---------------------------------------------------
Leslie Speir. . . . . . .   33,619     5    175,100
---------------------------------------------------
Dana Hansen and Linda . .   14,008     2     70,040
Hansen
---------------------------------------------------
Ara Lee Stevens . . . . .    5,603     1     35,020
---------------------------------------------------
Baycove Investments, Inc.  140,080    20    700,400
---------------------------------------------------
Hydro-Air Founders, LLC .  372,613    53  1,856,060
---------------------------------------------------
 Total HAT. . . . . . . .  700,400   100  3,502,000
---------------------------------------------------


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


                                                        Share
 Name and Address of Beneficial Owner. . . . . . . .  Ownership       %
-----------------------------------------------------------------------
Dr. Melvin L. Prueitt (1). . . . . . . . . . . . . .    700,400    5.33
161 Cascabel
Los Alamos, New Mexico, 87544
 Chairman/Director
-----------------------------------------------------------------------
Joel S. Dumaresq . . . . . . . . . . . . . . . . . .     20,000    0.15
#5 4360 Agar Drive
Richmond BC Canada V7B 1A3   President/Director
-----------------------------------------------------------------------
Norman Wareham . . . . . . . . . . . . . . . . . . .        -0-    0.00
1177 West Hastings
Vancouver BC 2V6 E2K   Secretary-Treasurer/Director
-----------------------------------------------------------------------
David M. Jones (1) . . . . . . . . . . . . . . . . .    700,400    5.33
131 San Ildefonso
Los Alamos, New Mexico, 87544  Director
-----------------------------------------------------------------------
Dr. Reed Jensen. . . . . . . . . . . . . . . . . . .    350,000    2.66
121 La Vista
Los Alamos, New Mexico, 87544  Director
-----------------------------------------------------------------------
Officers and Directors as a Group. . . . . . . . . .  1,770,800   13.48
-----------------------------------------------------------------------
Leslie Speir (1) . . . . . . . . . . . . . . . . . .    700,400    5.33
PO Box 4172
Fairview Station
Espanola, NM 87533
-----------------------------------------------------------------------
Stanley Prueitt (1). . . . . . . . . . . . . . . . .    700,400    5.33
2848 A. Walnut Street
Los Alamos, NM 87544
-----------------------------------------------------------------------
Hydro-Air Founders (1) . . . . . . . . . . . . . . .    700,400    5.33
1177 West Hastings
Vancouver BC V6E 2K3
-----------------------------------------------------------------------
Givigest Fiduciary SA. . . . . . . . . . . . . . . .    800,000    6.09
Corso Elvezia 4
6900 Lugano Switzerland
-----------------------------------------------------------------------
Baycove Investments, Ltd. (2). . . . . . . . . . . .    940,000    7.16
1177 West Hastings
Vancouver BC V6E 2K3
-----------------------------------------------------------------------
Baycove Capital Corp. (2). . . . . . . . . . . . . .    940,000    7.16
1177 West Hastings
Vancouver BC V6E 2K3
-----------------------------------------------------------------------

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


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


 (A) RECO TO REEL. On June 30, 2000, we sold our 100% interest of our RECO subsidiary to Renewable Energy, Limited. (formerly incorporated as Jade Electronic, Inc.) for 63% of the outstanding stock of REEL, and for cash of $115,0000, and for a note receivable of $65,000. At that point in time, REEL had no assets and no liabilities and RECO became the only asset, liabilities and operations of REEL as of June 30, 2000. We effectively sold only 37% of RECO (since we own 63% of REEL). Accordingly that sale equates to cash and notes of $180,000. This acquisition was recorded by REEL as a reverse acquisition in which RECO was the acquirer for accounting purposes. We consolidated our books with HAT and REEL at June 30, 2000. We caused the name-change of Jade Electronic, Inc. to Renewable Energy, Limited. Management's review indicates that no related parties were among the ownership of JADE immediately proceeding the reorganization. Immediately following the transactions, our principal scientists joined the Board of Directors of JADE/REEL Dr. Reed Jensen and Dr. Melvin Prueitt have been identified as initial directors of the Jade Electronic, Inc., the acquiror of RECO, in a transaction in which we acquire control of JADE. (Exhibit 10.4).

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

     Voting  Trust  Agreement.  (Exhibit  5) The HAT shareholders also created a
     -------------------------
Voting Trust, to hold and manage the shares covered by their Founders Agreement. This agreement is also internal to the Founders and Shareholders of HAT, and does not further concern Solar Energy Limited.


     Stock  Restriction  Agreement.  (Exhibit  10.2)  The  HAT shareholders also
     ------------------------------
created a private stock restriction agreement, to limit the ability, as between the Founders and Shareholders, to resell the shares of stock issued to them, in connection with the acquisition of HAT by Solar Energy Limited.

     The Founders Agreement, the Voting Agreement, and the Stock Restriction Agreement effectively precede the acquisition by us of HAT. We are not a party to these internal agreements of the HAT Founders and Shareholders.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FORM  8-K  REPORTS.  None.

 (B) FORM 10-QSB REPORTS. We filed a quarterly report, with un-audited financial statements, for the three months ended March 31, 2000. That report is being amended contemporaneously with this Amended Annual Report. Second Quarter Report, for the six months ended June 30, 2000, is expected to be filed on or before August 15, 2000.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  immediately  following.


             The Remainder of this Page is Intentionally left Blank

--------------------------------------------------------------------------------
Exhibit
 Table
   #      Table  Category  /  Description  of  Exhibit     Page  Number
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
     Audited  Financial  Statements:  Solar  Energy  Limited:  Consolidated:
                    F-1     December 31, 1999 and 1998                        33
--------------------------------------------------------------------------------
            [3]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
     3.1      Certificate of Incorporation: Solar Energy Limited.             47
     3.2      Articles of Incorporation: Hydro-Air Technologies, Inc.         49
     3.3      By-Laws: Hydro-Air Technologies, Inc.                           53
     3.4      Articles of Renewable Energy Corporation                        57
     3.5      Reorganization: Salvage World and Solar Energy Limited          60
     3.6      Merger of Salvage World and Taurus                              65
--------------------------------------------------------------------------------
                               [5]   VOTING TRUST
--------------------------------------------------------------------------------
       5     Voting Trust Agreement: Internal to HAT                          70
--------------------------------------------------------------------------------
                       [6] MATERIAL CONTRACTS/ACQUISITION
--------------------------------------------------------------------------------
    10.1     First Amendment to Offer to Purchase and Plan of Internal Funding
 and Share Release and Plan of Reorganization and Acquisition (HAT)           73
    10.2     Stock Restriction Agreement: Internal to HAT                     85
    10.3     Founders Agreement: Internal to HAT                              91
    10.3     Purchase Agreement for acquisition of Renewable Energy Corporation
                                                                              99
    10.4     Offer to Purchase Jade Electronic Inc./Solar Energy Limited (RECO)
                                                                             104
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)

Dated:  October  31,  2000



/s/Dr.  Melvin  L.  Prueitt          /s/Joel  S.  Dumaresq
   Dr.  Melvin  L.  Prueitt             Joel  S.  Dumaresq
   Chairman/Director                    President/Director


/s/Norman  Wareham                  /s/David  M.  Jones
   Norman  Wareham                     David  M.  Jones
   Secretary/Treasurer/Director        Director

/s/Dr. Reed Jensen
Dr.  Reed  Jensen
Director

--------------------------------------------------------------------------------
                                 EXHIBIT F-99-A
                       AMENDED AUDITED FINANCIA STATEMENTS
                       SOLAR ENERGY LIMITED: CONSOLIDATED:
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                              SOLAR ENERGY LIMITED
                         (formerly Salvage World, Inc.)
                          (a Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

                                 C O N T E N T S

Accountants'  Report                                 36

Consolidated  Balance  Sheets                        37

Consolidated  Statements  of  Operations             38

Consolidated  Statements  of  Stockholders'  Equity  39

Consolidated  Statements  of  Cash  Flows            40

Notes  to  the  Consolidated  Financial  Statements  41

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


                                   /s/Stanley  D.  Prueitt
                                   Stanley  D.  Prueitt

--------------------------------------------------------------------------------
                                   EXHIBIT 3.4

                       ARTICLES OF RENEWABLE ENERGY CORP.
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                            -------------------------

     The undersigned acting as an Incorporator of a corporation under the New Mexico Business Corporation Act adopts the following Articles of Incorporation for the corporation.

                                    ARTICLE I
                                    ---------

     Its  corporate  name  will  be  Renewable  Energy  Corporation.

                                   ARTICLE II
                                   ----------

     It is organized to develop advanced solar energy and solar fuels processes and for every other purpose permitted by the Business Corporation Act.

                                   ARTICLE III
                                   -----------

     It will have authority to issue one class of 100,000 shares of no par value common.

                                   ARTICLE IV
                                   ----------

     Its initial registered office address will be Suite 1000, 6555 Americas Parkway, N.E., Albuquerque, New Mexico, and its initial registered agent at that address will be Graham Browne.

                                    ARTICLE V
                                    ---------

     The name and address of the two Directors who will constitute its initial Board of Directors is:

     Reed  Jensen
     121  La  Vista
     Los  Alamos,  New  Mexico  87544

     Nancy  P.  Jensen
     121  La  Vista
     Los  Alamos,  New  Mexico  87544


     DATED:  November  25,  1998.


     /s/  Gabriel  M.  Parra
          GABRIEL  M.  PARRA
          Suite  1000
          6555  Americas  Parkway,  N.E.
          Albuquerque,  New  Mexico

                            ACCEPTANCE OF APPOINTMENT
                               AS REGISTERED AGENT
                               -------------------

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


/s/Joseph A. Kane                              /s/Donald J. Wells
   Joseph  A.  Kane                               Donald  J.  Wells
   Secretary                                      President

--------------------------------------------------------------------------------
                                    EXHIBIT 5

                             VOTING TRUST AGREEMENT
--------------------------------------------------------------------------------

                             VOTING TRUST AGREEMENT
                             ----------------------


          David F. Jones, Melvin L. Prueitt, Stanley Prueitt, and Leslie Speir (individually "Shareholder" and collectively, "Shareholders"), and Melvin L. Prueitt ("Voting Trustee") agree:

          1.     Recitals.  Each  Shareholder  owns  stock  in  Hydro-  Air
                 --------
Technologies, Inc., a New Mexico corporation ("Corporation"). Corporation is issuing shares of Corporation to Voting Trustee ("Shares") so that the Shares may be issued to the Shareholders or others as provided in Founders Agreement dated the same date as this Voting Trust Agreement among the Shareholders and the Corporation ("Founders Agreement") and to maintain the availability of the Shares in the event the Corporation is acquired as set out in the Founders Agreement. The Shareholders execute this Voting Trust Agreement ("Agreement") to implement the Founders Agreement.

          2.     Book  Entry.  Upon receipt by Voting Trustee of the Shares, the
                 -----------
Voting Trustee will establish and maintain book entry records of the beneficial ownership of the Shares in the Voting Trust established by this Agreement ("Voting Trust").

          3.     Removal  of  Shares  From  Voting Trust.  Shares may be removed
                 ---------------------------------------
from this Voting Trust when they are to be issued as Founder Shares or Discretionary Shares pursuant to the Founders Agreement ("New Shares").

          4.     Exchange  of  Shares.  In  the  event of the acquisition of the
                 --------------------
Company by The Acquisition Company, the Voting Trustee will exchange the Shares of the Corporation which are subject to this Voting Trust to The Acquisition Company in exchange for equivalent Shares in The Acquisition Company Shares. The Acquisition Company Shares will then be "Shares" subject to this Voting Trust and the Founders Agreement.

          5.     Voting.  At all meetings of shareholders of Corporation, and in
                 ------
all proceedings affecting Corporation, the Voting Trustee will vote the Shares registered in the Voting Trust name in such manner as the Shareholders direct. The Voting Trustee will not be liable for the consequence of any vote cast or action taken in good faith.

          6.     Dividends.  Shareholders  will  be entitled to receive from the
                 ---------
Voting Trustee payments equal to any cash dividends received by the Voting Trustee on the Shares. If any dividends are declared in additional shares of the Corporation, the Voting Trustee will retain such additional shares, which will be deemed to have been deposited under the terms of this Agreement.

          7.     Termination.  This  Agreement  will terminate upon the date all
                 -----------
of the Shares have been issued as Founder Shares or Discretionary Shares under the Founders Agreement or may be terminated in writing prior to that date by the Trustee. Upon termination, the Voting Trustee will deliver any Shares which were not issued as Founder Shares or Discretionary Shares to the Shareholders as provided in the Founders Agreement.

           8.     Transfer  of  Stock  to  Successor Voting Trustee.  Los Alamos
                  -------------------------------------------------
National Bank is designated as successor Voting Trustee. If the Voting Trustee becomes incapacitated or dies, the conservator or personal representative of the Voting Trustee will take all necessary action to deliver all Shares owned by the Voting Trust to the successor Voting Trustee to be held by the successor as if the successor was the original Voting Trustee subject to the terms of this Agreement.

           9.     Binding  Effect.  This Agreement will inure to the benefit of,
                  ---------------
and be binding upon: (i) every person or entity who is the record, legal or beneficial owner of Shares, whether by issue or transfer, including without limitation any spouse, representative, transferee, owner, nominee, grantee, successor and assign of the Shareholders, and (ii) the Voting Trustee, any successor Voting Trustee and their successors, personal representatives, and transferees, is governed by and construed in accordance with the laws of New Mexico, is specifically enforceable and may be modified only in writing.


          DATED:    10/14,  1997.


SHAREHOLDERS:        /s/David  F.  Jones
                        DAVID  F.  JONES


                     /s/Melvin  L.  Prueitt
                        MELVIN  L.  PRUEITT


                     /s/Stanley  Prueitt
                        STANLEY  PRUEITT


                     /s/Leslie  Speir
                        LESLIE  SPEIR



VOTING  TRUSTEE:     /s/Melvin  L.  Prueitt
                        MELVIN  L.  PRUEITT

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

II.  DEFINITIONS.

     A. Closing Date shall mean the date on which the parties hereto shall close the transactions contemplated herein.

     B.     "Code  shall  mean  the  Internal  Revenue Code of 1986, as amended.

     C.      Commission  shall  mean  the  Securities  and  Exchange Commission.

     D. Effective Date shall mean the date this Reorganization Agreement is executed.
     E. Exchange Act shall mean the Securities Exchange Act of 1934, as amended.

     F. Previously Disclosed shall mean disclosed in writing prior to the execution of the Offer.

     G. "Rights shall mean warrants, options, rights, convertible securities and other arrangements or commitments which obligate an entity to issue or dispose of any of its capital stock.

     H. SEC Documents shall mean all reports and registration statements filed, or required to be filed, by a party hereto pursuant to the Securities Laws.

     I.      Securities  Act  shall mean the Securities Act of 1933, as amended.

     J. Securities Laws shall mean the Securities Act; the Exchange Act; the Investment Company Act of 1940, as amended; the Investment Advisers Act of 1940, as amended; the Trust Indenture Act of 1939, as amended; and the rules and regulations of the Commission promulgated thereunder.

     K.     Other  terms  as  defined  in  this  Reorganization  Agreement.

III.  PLAN  OF  REORGANIZATION.

     A.     New  Corporation.
            ----------------

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

          5. Additional Compensation. The HAT Shareholders, other than FCIC, will receive in proportion to their ownership of HAT shares at Closing $500,000 when the prototype is deemed commercially viable by HAT under the Offer.

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

HYDRO-AIR  TECHNOLOGIES,  INC.                 SOLAR  ENERGY  LIMITED
a  New  Mexico  corporation                    a  Delaware  corporation

/s/  Melvin  L.  Prueitt                      /s/  Joel  M. Dumaresq
     Melvin  L.  Prueitt,  President               Joel  M.  Dumaresq, President


HYDRO-AIR  FOUNDERS,  LLC                     BAYCOVE  INVESTMENTS,  INC.
a  New  Mexico  limited  liability  co        a  Delaware  corporation

/s/  Melvin  L.  Prueitt                    /s/  Irene  Poole
Melvin  L.  Prueitt,  Manager                    Irene  Poole

/s/  Melvin  L.  Prueitt                    /s/  David  F.  Jones
Melvin  L.  Prueitt                              David  F.  Jones

/s/  Leslie  Speir                          /s/  Stanley  D.  Prueitt
Leslie  Speir                                    Stanley  D.  Prueitt

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

          DATED:      Oct.  14,  1997


NAMED  SHAREHOLDERS:     CORPORATION:

                Hydro-Air  Technologies,  Inc.
                       /s/David  Jones
                          David  Jones

            By         Melvin  L.  Prueitt

                      /s/Melvin  L.  Prueitt
                         Melvin  L.  Prueitt

                      /s/Stanley  Prueitt
                         Stanley  Prueitt

                      /s/Leslie  Speir
                         Leslie  Speir

--------------------------------------------------------------------------------
                                  EXHIBIT 10.3

                               FOUNDERS AGREEMENT
--------------------------------------------------------------------------------

                               FOUNDERS AGREEMENT
                               ------------------

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

     .     Phase  2:  Phase  2" means the design and fabrication of commercially viable HARPS units. Commercially viable will be determined by the sale and support of HARPS units.

     . Proportionately Shared: Proportionately Shared means the sharing of awarded Founders Shares among the Founders proportional to the Founder s individual contribution to a milestone as determined by the Founders. For the purpose of the division of an award, each Founder will rank the contribution of each of the other Founders. Subsequent to this ranking, all rankings will be linearly combined to determine the portion awarded to each Founder.

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

               Name                    Office
               ----                    ------
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

                            DATED:    Oct. 14, 1997.


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


                              By:      /s/Melvin  L.  Prueitt
                                          Melvin  L.  Prueitt,
                                          President

--------------------------------------------------------------------------------
                                  EXHIBIT 10.3

                               PURCHASE AGREEMENT

                                     BETWEEN
                   SOLAR ENERGY LIMITED AND DR. REED J. JENSEN
--------------------------------------------------------------------------------

                               PURCHASE AGREEMENT
                               ------------------

BETWEEN:

          SOLAR ENERGY LIMITED ("XSEL") as Purchaser. XSEL is a public company listed on the NASDAQ OTC Electronic Bulletin Board.

                    (hereinafter  referred  to  as  XSEL  or  Purchaser)

AND:

          DR. REED J. JENSEN, ("RJJ") as Vendor. RJJ is a Resident of New Mexico, U.S.A.

                   (hereinafter referred to as RJJ or Vendor)


RJJ has generated certain intellectual property rights ("IPR"), (some of which are embodied in a patent application and are being pursued by the U.S. Department of Energy, ("DOE"). The four inventors responsible for these rights are Reed J. Jensen, John I. Lyman, Robert D. Guettler and Joseph King. The blanket name to be used to describe the process covered by these IPR is Solar Recycle of C02 to Fuel, ("SRCF").

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

JADE hereby agrees to purchase I 00% of the shares of RECO from XSEL on the following terms and conditions:

1. Price: Book Value of RECO (estimated at $180,000 (all figures in US dollars) plus eight and one-half (8.5) million shares of JADE (reg 144 shares)

2.     Closing  Date:  June  30,  2000

3. Subject Clause:Subject only to the Board approval of XSEL and to the personal approval of Dr. R. Jensen and Dr. M. Prueitt; such approvals to be received on or before June 25, 2000.

4.     Representations  and  Warranties  required of the Purchaser on or before-
Closing:

     a)     that  it  is  legally  entitled  to  enter  into  this  transaction;
     b)     that  there  are  no  liabilities  in  the  Company;
     c) that it has underway, SEC filings to be listed on small cap NASDAQ (starting with listing on OTC-BB);
     d)     that  it  has  $250,000  or  equivalent  as  its  only  asset;
     e)     that  the  draft pro-forma share structure on closing is as follows:

          i     existing  shares  outstanding  (after  2:1 split)      5,000,000
          ii     for  vend-in  of  RECO                                8,500,000
          iii     for  $250,000  cash  (@  .20)                        1,250,000
          iv     for  $250,000  cash  (@  .25)                         1,000,000
          v     for  $3,000,000  cash  (@  $3.00)  IPO                 1,000,000
                                                                      ----------
                                                                       16,750,00

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