Form 10QSB/A
period 2000-06-30
SOLAR ENERGY LTD
filed 2000-11-20
CIK 1058322

--------------------------------------------------------------------------------
                                Joel S. Dumaresq
                                    PRESIDENT
                              Solar Energy Limited
               112 C Longview Drive, Los Alamos,, New Mexico 87544
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                               William Stocker, ESQ.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                  FORM 10-QSB-A

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

     We require approximately $3,000,000 to meet our budgetary requirements for the next 12 months.


HEAD  OFFICE/LAB  COSTS:
     rent                                                       30,000
     utilities  (heat,  electricity,  water,  etc.)             16,000
     office  supplies                                           12,000
     phone,  fax,  courier,  web-site  maintenance              28,000
     office  equipment  (computers,  etc.)                      30,000
     insurance  (business,  medical,  etc.)                     10,000
     travel,  entertainment                                     36,000
     outside  consultants                                       35,000
     legal (including patent costs,
     public company filings,etc.)                               90,000
     accounting,  audit                                         75,000
                                                                ======
                                                               362,000
SALARIES:
     Chief  Scientist  (SOLAREC)                                65,000
     Chief  Scientist  (SUNSPRING)                              65,000
     Interim  CEO                                               25,000
     Process  Development  Engineer  (SOLAREC)                  63,000
     Project  Manager,  Mechanical  Engineer                   140,000
     Optical/Electrical  Engineer                               61,000
     Technical  Staff                                          150,000
     Clerical                                                   50,000

     Marketing/Investor  Relations  Team                        90,000
     Miscellaneous  support,  casual  labor                    150,000
     Comptroller                                                30,000
                                                               =======
                                                               889,000
PROJECT  PROTOTYPES:
     SOLAREC  PHASE  III  (hardware,  equipment,  tests)       175,000
     SUNSPRING PHASES III & IV (parts, assembly,testing)       550,000
     SOLAWATT  PHASES  II  &  III                              200,000
     MECH  PHASES  II  &  III
     (parts,  expander,  engine,and  manufacture  prototypes)  200,000
                                                             1,125,000
                                                             =========
SUBTOTAL                                                     2,376,000

     Research  &  Development  20%  Contingency                470,200
                                                             =========

TOTAL                                                       $2,846,200

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

On June 30, 2000, we transferred our 100% interest of our RECO subsidiary to Renewable Energy, Limited."REEL" (formerly incorporated as Jade Electronic, Inc.) for 63% of the outstanding stock of REEL, and for cash of $115,0000, and for a note receivable of $65,000. At that point in time, REEL had no assets and no liabilities and RECO became the only asset, liabilities and operations of REEL as of June 30, 2000. We effectively sold only 37% of RECO (since we own 63% of REEL). Accordingly that sale equates to cash and notes of $180,000. This acquisition was recorded by REEL as a reverse acquisition in which RECO was the acquirer for accounting purposes. We consolidated our books with HAT and REEL at June 30, 2000. We caused the name-change of Jade Electronic, Inc. to Renewable Energy, Limited.

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

     The  Remainder  of  this  Page  is  Intentionally  left  Blank

                                                Three Months                Six Months
                                                   June 30                    June 30
                                             2000          1999          2000          1999
--------------------------------------------------------------------------------------------
Sales: . . . . . . . . . . . . . .  $        0.00   $      0.00   $      0.00   $      0.00
Cost of Goods Sold:
Gross Profit:. . . . . . . . . . .              0             0             0             0
Operating Expenses:
General and Administrative . . . .       -121,649       -10,318      -145,990       -18,723
Research and Development . . . . .       -151,953      -111,558      -359,473      -225,576
Operating Loss . . . . . . . . . .       (273,602)     (121,876)     (505,463)     (244,299)
Other Income and (Expenses)
Gain on sale of Investment . . . .         17,200             0        17,200             0
Interest Income. . . . . . . . . .          1,975         1,981         3,483         4,031
Total Other Income and  (Expenses)         19,175         1,981        20,683         4,031
Net Income (Loss). . . . . . . . .       (254,427)     (119,895)     (484,780)     (240,268)
Net Income (Loss) per share. . . .          (0.02)        (0.01)         (0.4)         (0.2)
                                    ==============  ============  ============  ============
Weighted Average common shares . .     13,153,911    12,353,911    13,153,911    12,303,911


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

     The  Remainder  of  this  Page  is  Intentionally  left  Blank

Balance Sheet. . . . . . . .   6/30/00   12/31/99
-------------------------------------------------
Cash and Equivalents . . . .  $132,961  $ 263,371
Note Receivable (RECO/JADE).    65,000          0
Current Assets . . . . . . .   197,961    263,371
=================================================
Property and Equipment, Net.    46,696     25,297
Patent Costs . . . . . . . .    33,062     33,549
Goodwill . . . . . . . . . .   415,573    445,908
Deposits . . . . . . . . . .     4,537      4,537
Other Assets . . . . . . . .   499,868    509,291
=================================================
Total Assets . . . . . . . .   697,829    772,662
=================================================
Accounts Payable . . . . . .    55,525     58,973
Accrued Expenses . . . . . .    40,808     16,183
Notes Payable (Baycove). . .   654,609    428,639
=================================================
Total Liabilities. . . . . .   750,942    503,795
[/TABLE]



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

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  REPORTS  ON  FORM  8-K.  None
                                    EXHIBITS

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


Dated:  November  7,  2000
                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)



/s/  Dr. Melvin L. Prueitt            /s/    Joel S. Dumaresq
     Dr.  Melvin  L.  Prueitt                Joel  S.  Dumaresq
     Chairman/Director                       President/Director

/s/    Norman Wareham      /s/    Dr. Reed Jensen     /s/   David M. Jones
       Norman  Wareham            Dr. Reed Jensen           David M. Jones
       Secretary/Treasurer        Director                  Director
       Director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00QF-2

                         UN-AUDITED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                              SOLAR ENERGY LIMITED
                      Consolidated     Financial Statements

                                  June 30, 2000

                               SOLAR ENERGY LIMITED
                           Consolidated Balance Sheets


                                     ASSETS
                                               June  30          December  31
                                                 2000                1999
                                             (Unaudited)
--------------------------------------------------------------------------------
Current  Assets
   Cash  and  Cash  Equivalents             $     132,961          $     263,371
   Note  Receivable                                65,000                      0
                                            -------------          -------------
Total  Current  Assets                            197,961                263,371
                                            -------------          -------------
Property  and  Equipment,  net                     46,696                 25,297
                                            -------------          -------------
Other  Assets
   Patent  Costs                                   33,062                 33,549
   Goodwill                                       415,573                445,908
   Deposits                                         4,537                  4,537
                                            -------------          -------------
Total  Other  Assets                              453,172                483,994
                                            -------------          -------------
      Total  Assets                         $     697,829          $     772,662
                                            =============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  Payable                         $     55,525           $     58,973
   Accrued  Expenses                               40,808                 16,183
   Notes  Payable  -  Related  Party              654,609                428,639
                                            -------------          -------------
Total  Current  Liabilities                       750,942                503,795
                                            -------------          -------------
Minority  Interest                          $     162,800           $          0
                                            -------------          -------------
Stockholders'  Equity
   Common  Stock,  authorized  50,000,000  shares  of  $.0001 par  value,  issued  and  outstanding
    13,153,911  shares                              1,315                  1,315
   Paid  in  Capital                            1,797,197              1,797,197
   Retained  Deficit                           (2,014,425)           (1,529,645)
                                            -------------          -------------
       Total  Stockholders'  Equity              (215,913)               268,867
                                            -------------          -------------

Total Liabilities and Stockholders' Equity  $     697,829           $    772,662

                              SOLAR ENERGY LIMITED
                      Consolidated Statements of Operations

                      For  the three  For the three   For the six   For the six
                      months  ended   months  ended  months  ended months  ended
                         June  30       June  30        June  30     June  30
                           2000           1999            2000          1999
--------------------------------------------------------------------------------
SALES                   $       0    $          0    $          0     $        0
COST  OF  GOODS  SOLD           0               0               0              0
                       ----------   -------------   -------------   ------------
GROSS  PROFIT                   0               0               0              0
                       ----------   -------------   -------------   ------------
OPERATING  EXPENSES
General And
Administrative Expenses   121,649          10,318         145,990         18,723
Research and Development  151,953         111,558         359,473        225,576
                       ----------   -------------   -------------   ------------
TOTAL OPERATING EXPENSES  273,602         121,876        (505,463)       244,299
                       ----------   -------------   -------------   ------------
OPERATING INCOME (LOSS)  (273,602)       (121,876)       (505,463)     (244,299)
                       ----------   -------------   -------------   ------------
OTHER  INCOME  AND  (EXPENSES)
Gain  on  sale of
investment                 17,200               0          17,200              0
Interest  Income            1,975           1,981           3,483          4,031
                       ----------   -------------   -------------   ------------
Total Other Income and
(Expenses)                 19,175           1,981          20,683          4,031
                       ----------   -------------   -------------   ------------
NET INCOME (LOSS)   $    (254,427)     $ (119,895)     $ (484,780)   $ (240,268)
                       ==========   =============   =============   ============
NET INCOME
(LOSS) PER SHARE    $       (.02)      $     (.01)     $     (.04)   $     (.02)
                       ==========   =============   =============   ============
WEIGHTED  AVERAGE  NUMBER
OF COMMON SHARES      13,153,911       12,353,911      13,153,911     12,303,911
                       ==========   =============   =============   ============

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
--------------------------------------------------------------------------------
Cash  Flows  From  Operating  Activities

Net  income  (loss)                     $     (484,780)          $     (240,268)
Adjustments  to  Reconcile  Net  Income  (Loss)  to
  Net  Cash  Used  in  Operating  Activities:
   Depreciation  &  Amortization                39,096                         0
   Gain  on  sale  of  investment              (17,200)                        0
 Change  in  Assets  and  Liabilities
   Increase/(decrease)  in:
   Accounts  Payable                            (3,448)                  (4,965)
   Accrued  Expenses                            24,625                     4,867
--------------------------------------------------------------------------------
Net Cash Provided (Used)
by Operating Activities                       (441,707)                (240,366)
--------------------------------------------------------------------------------
Cash  Flows  from  Investing  Activities
   Purchase  of  Property  and  Equipment      (27,761)                  (6,812)
   Cash  paid  for  patent  costs               (1,912)                 (14,347)
   Cash  received  on  sale  of  subsidiary    115,000                         0
   Cash  acquired  in  acquisition                   0                    42,733
Net Cash Provided (Used) by
Investing Activities                            85,327                    21,574
--------------------------------------------------------------------------------
Cash  Flows  from  Financing  Activities
  Common  stock  issued  for  cash                   0                   100,000
  Proceeds  from  debt  financing              225,970                   230,849
  Principal  payments  on  debt  financing           0                 (110,000)
--------------------------------------------------------------------------------
Net Cash Provided (Used) by
Financing Activities                           225,970                   220,849
--------------------------------------------------------------------------------
Net Increase (Decrease) in
Cash and Cash Equivalents                     (130,410)                    2,057
Cash  and  Cash  Equivalents
  Beginning                                    263,371                   286,627
--------------------------------------------------------------------------------
  Ending                                $      132,961         $         288,684
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

 Common  shares  issued  for  services  $            0         $               0
================================================================================
 Sale  of  investment  in RECO for
Note Receivable                         $       65,000         $               0
================================================================================

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


SALE  OF  SUBSIDIARY

On June 30, 2000, Solar Energy Limited sold 100% of it's interest in Renewable Energy Corporation (RECO), a wholly owned subsidiary, to Jade Electronic, Inc., who changed their name to Renewable energy Limited (REEL) for 63% of the outstanding stock of REEL, cash of $115,000 and a Note Receivable of $65,000. At the point of sale REEL had no assets and no liabilities, thus RECO became its only assets, liabilities and operations at June 30, 2000. Because the Company essentially sold 37% of its interest in RECO for cash and notes of $180,000, the Company recorded minority interest of $162,500 and a gain of $17,200. This acquisition was recorded by Jade as a reverse acquisition with RECO being the accounting acquirer, therefore no goodwill was recorded in the acquisition and REEL recorded the assets and liabilities of RECO at predecessor cost. The Company consolidated its books with REEL and Hydro Air Technologies, Inc. (HAT) at June 30, 2000.

GOING  CONCERN

As disclosed in the audited financial statements at December 31, 1999, the Company is dependent upon financing to continue its operations. Managements plan was to raise additional funds to continue the development of its process. The agreement with REEL provided needed capital and the Company intends to raise additional funds through public and private offerings as needed to support operations. The Company's ability to continue is contingent upon its ability to continue to raise funds needed for operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.