Form 10QSB
period 2000-09-30
SOLAR ENERGY LTD
filed 2000-12-15
CIK 1058322

--------------------------------------------------------------------------------
                                  Joel Dumaresq
                                    PRESIDENT
                              Solar Energy Limited
               112 C Longview Drive, Los Alamos, New Mexico 87544
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                              William Stocker, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

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

As of September 30, 2000 the number of shares outstanding of the Registrant's Common Stock was 13,153,911

                                  INTRODUCTION

     Our 1934 Securities Exchange Act registration of our common stock has become effective during 1999, but has not yet cleared final comments by the Staff of the Securities and Exchange Commission.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 00QF-3 for the three and nine months ended September 30, 2000. Please see Item 2, following for a discussion.



Balance Sheet . . . . . . . .      9/30/00       6/30/00      12/31/99
-----------------------------------------------------------------------
Cash and Equivalents. . . . .  $    41,263   $   132,961   $   263,371
Note Receivable (RECO/JADE) .            0        65,000             0
Current Assets. . . . . . . .       41,263       197,961       263,371
Property and Equipment, Net .       46,696        46,696        25,297
=============================  ============  ============  ============
Patent Costs. . . . . . . . .       35,666        33,062        33,549
Goodwill. . . . . . . . . . .      400,406       415,573       445,908
Deposits. . . . . . . . . . .        4,837         4,537         4,537
Other Assets. . . . . . . . .      487,605       499,868       509,291
=============================  ============  ============  ============
Total Assets. . . . . . . . .      528,868       697,829       772,662
=============================  ============  ============  ============
Accounts Payable. . . . . . .       76,937        55,525        58,973
Accrued Expenses. . . . . . .       31,595        40,808        16,183
Notes Payable (Related Party)      617,609       654,609       428,639
Total Current Liabilities . .      726,141       750,942       503,795
=============================  ============  ============  ============
Minority Interest . . . . . .      162,800             0             0
Common Stock. . . . . . . . .        1,315         1,315         1,315
Paid in Capital . . . . . . .    1,797,197     1,797,197     1,797,197
Retained Deficit. . . . . . .   (2,158,585)   (2,014,425)   (1,529,645)
=============================  ============  ============  ============
Total Liabilities . . . . . .      162,800             0             0

                                                  Three Months                  Nine Months
                                                  September 30                 September 30
                                             2000            1999          2000          1999
----------------------------------------------------------------------------------------------
Sales: . . . . . . . . . . . . . .  $        0.00   $        0.00   $      0.00   $      0.00
Cost of Goods Sold:
Gross Profit:. . . . . . . . . . .              0               0             0             0
Operating Expenses:
General and Administrative . . . .        (51,808)        (13,551)     (197,798)      (32,274)
Research and Development . . . . .       (192,880)       (135,982)     (552,353)     (361,558)
Operating Loss . . . . . . . . . .       (244,688)       (149,533)     (750,151)     (393,832)
Other Income and (Expenses). . . .              0               0             0             0
Gain on sale of Investment . . . .              0               0        17,200             0
Gain on sale of assets . . . . . .        100,000               0       100,000             0
Interest Income. . . . . . . . . .            528           1,872         4,011         5,903
Total Other Income and  (Expenses)        100,528           1,872       121,211         5,903
Net Income (Loss). . . . . . . . .       (144,160)       (147,661)     (628,940)     (387,929)
Net Income (Loss) per share. . . .          (0.01)          (0.01)        (0.04)        (0.03)
                                    ==============  ==============  ============  ============
Weighted Average common shares . .     13,153,911      12,353,911    13,153,911    12,587,244


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     We are a research and development company with no revenues and no immediate source or expectation of revenue generation. We have had no revenues since inception. We have been funded by our shareholder investors. Virtually all of the funding/working capital raised to date has been allocated for research and development of our several prototype projects. All projects developed by us are experimental in nature and are recorded as research and development expenses. Of our total expenses for the nine months ended September 30, 2000 of $750,151, research and development accounted for $552,353.

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

     Effective June 30, 2000, we sold 100% of our interest in Renewable Energy Corporation (RECO), formerly a wholly-owned subsidiary, to Jade Electronic, Inc.
(Jade), which changed its name to Renewable Energy Limited (REEL). We received 63% of REEL's outstanding stock and cash of $180,000. At the point of sale REEL had no assets and no liabilities. Accordingly, RECO became the only assets, liabilities and operations of REEL, at June 30, 2000.

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

     No affiliation has been found between or among the previous shareholders of JADE and our shareholders (immediately preceding the transaction).

     The  Projects  of  RECO/REEL  are  as  follows:

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

      (1) CASH REQUIREMENTS AND OUR NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have depended and do depend on continued support from our principal shareholders to cover any shortfall. There is no binding agreement by which these or any shareholders are committed to continue funding our research and development. While our shareholders have indicated no lack of continuing support, if our required funding is not provided, we may not be able to continue as a going concern. We require approximately $3,000,000 to meet our budgetary requirements for the next 12 months. The agreement with REEL provided needed capital and we intend to raise additional funds through public and private offerings, as needed to support our continuing operations.

RISK  FACTORS.  Note 2 of our Auditor's report for the previous year end states:
"The Company has had recurring operational losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from this uncertainty. Notwithstanding our confidence in our sophisticated shareholders, and soundness of these reorganizational plans, we remain dependent on investor confidence in our future. There can be no assurance offered to the public by these disclosures, or otherwise, that we will be successful, or that we will ultimately succeed as a going concern. To the extent that existing resources and any future earnings prove insufficient to fund our activities, we will need to raise additional funds through debt or equity financing. We cannot assure that such additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. In addition, any equity financing could result in dilution to our stockholders. Our inability to obtain adequate funds could adversely affect our operations and ability to implement our business strategy. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Also, any additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are a development stage company. Our activities to date consist entirely of research and development.

      (1) OPERATIONS AND RESULTS FOR THE PAST THREE AND NINE MONTHS. We have been entirely devoted to research and development for the past two and one-half years, 1998 and 1999, and the nine months ended September 30, 2000. We continue to be so devoted. We have enjoyed no revenues since inception.

     Our  research and development has accelerated slightly in the last quarter:
$192,880/$151,953. Comparison with 1999 is not meaningful, as our development continues to accelerate as our projects near operational status. Our General and Administrative expenses remain consistently comparable; however, recent quarters have reflected non-recurring expenses for legal and professional expenses in connection with our 1934 Act Registration, and continuing comments and responses by and to the Staff of the Commission. Our Form 10-SB is effective but has not cleared comments as of the date of this report.

     Because we essentially sold 37% of our interest in RECO for cash of $180,000, we recorded minority interest of $162,500 and a gain of $17,200. During August 2000, we sold all intellectual property relating to the SUNSPRING project to Holisticom.com Limited (HCL) for cash of $100,000, and 3,500 shares of HCL common stock. We recorded a gain on the sale of $100,000 and recorded stock received at a value of $0. There was no recorded basis for the intellectual property sold.

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

     Another future project is H20NOW. The mission of H20NOW is "to produce water that is not only clean enough to drink but inexpensive enough to be used for irrigation purposes (i.e., less than 50 cents/1000 gallons)." This is arguably one of the globe's most pressing problems. Recent tests, by the company in Los Alamos, of the H20NOW "proof-of-theory" prototype produced potable water from saltwater using only solar energy. The unit produced water quantities in accordance with previous computer calculations. The H20NOW project uses "solar collectors" to collect solar energy to operate the reverse osmosis system under its patent pending concept. Three different "solar collectors" are under design, each to be used in different locations. H20NOW is now refining the system with a view to building a half-scale working prototype to be used in further testing which, if successful, will lead to marketing and licensing this concept to the many parts of the world that need "water clean enough to drink yet inexpensive enough to be used for irrigation purposes." The company is seeking a joint-venture partner for the H20NOW concept in order to arrange funds to complete the project and for subsequent marketing.

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



ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  REPORTS  ON  FORM  8-K.  None


                                    EXHIBITS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 00QF-3 for the three and nine months ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2000, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  November  30,  2000
                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)



/s/  Dr. Melvin L. Prueitt                        /s/Joel S. Dumaresq
     Dr. Melvin L. Prueitt                           Joel S. Dumaresq
     Chairman/Director                               President/Director

/s/Norman Wareham                  /s/David  M.  Jones
   Norman Wareham Director            David M. Jones
   Secretary/Treasurer                Director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00QF-3

                         UN-AUDITED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              SOLAR ENERGY LIMITED
                       Consolidated  Financial  Statements
                               September 30, 2000
--------------------------------------------------------------------------------

                              SOLAR ENERGY LIMITED
                           Consolidated Balance Sheets


                                     ASSETS
                                                September 30     December 31
                                                   2000              1999
                                                (Unaudited)
--------------------------------------------------------------------------------

Current  Assets
   Cash  and  Cash  Equivalents               $     41,263          $    263,371
                                              ----------------------------------
 Total  Current  Assets                             41,263               263,371
                                              ----------------------------------
Property  and Equipment, net                        46,696                25,297
                                              ----------------------------------
Other  Assets
   Patent  Costs                                    35,666                33,549
   Goodwill                                        400,406               445,908
   Investments  Available for Sale (Note 5)              0                     0
   Deposits                                          4,837                 4,537
                                              ----------------------------------
Total  Other  Assets                               440,909               483,994
                                              ----------------------------------
      Total  Assets                          $     528,868         $     772,662
                                              ==================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  Payable                          $     76,937         $      58,973
   Accrued  Expenses                                31,595                16,183
   Notes  Payable  -  Related  Party               617,609               428,639
                                              ----------------------------------
Total  Current Liabilities                         726,141               503,795
                                              ----------------------------------

Minority  Interest  (Note  3)                $     162,800         $           0
                                              ----------------------------------

Stockholders'  Equity
Common Stock, authorized 50,000,000 shares of $.0001
par value, issued and outstanding
13,153,911 shares                                    1,315                 1,315
   Paid  in  Capital                             1,797,197             1,797,197
   Retained  Deficit                            (2,158,585)          (1,529,645)
                                              ----------------------------------
       Total  Stockholders'  Equity               (360,073)              268,867
                                              ----------------------------------
Total Liabilities and Stockholders' Equity  $      528,868         $     772,662
                                              ==================================

                              SOLAR ENERGY LIMITED
                      Consolidated Statements of Operations

                      For the three  For the three  For the nine  For  the  nine months  ended  months  ended  months  ended  months  ended
                      September 30   September 30   September 30   September 30
                           2000          1999           2000           1999
--------------------------------------------------------------------------------

SALES                 $          0   $          0   $          0   $           0

COST  OF  GOODS  SOLD            0              0              0               0
--------------------------------------------------------------------------------
GROSS  PROFIT                    0              0              0               0
--------------------------------------------------------------------------------

OPERATING  EXPENSES
General And Administrative
Expenses                    51,808         13,551        197,798          32,274
Research and Development   192,880        135,982        552,353         361,558
--------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES   244,688        149,533       (750,151)        393,832
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)   (244,688)      (149,533)      (750,151)      (393,832)
--------------------------------------------------------------------------------
OTHER  INCOME  AND  (EXPENSES)
Gain on sale of investment       0              0         17,200               0
Gain on sale of assets     100,000              0        100,000               0
Interest Income                528          1,872          4,011           5,903
--------------------------------------------------------------------------------
Total Other
Income and (Expenses)      100,528          1,872        121,211           5,903
--------------------------------------------------------------------------------
NET INCOME (LOSS)     $ (  144,160)   $  (147,661)  $   (628,940)    $ (387,929)
================================================================================
NET INCOME (LOSS)
 PER SHARE            $       (.01)   $      (.01)  $       (.04)    $     (.03)
================================================================================
WEIGHTED  AVERAGE  NUMBER
OF COMMON SHARES        13,153,911     12,353,911     13,153,911      12,587,244
================================================================================

                              SOLAR ENERGY LIMITED
                      Consolidated Statements of Cash Flows

                                      For  the  nine              For  the  nine
                                      months  ended                months  ended
                                      September  30                September  30
                                          2000                          1999
--------------------------------------------------------------------------------

Cash  Flows  From  Operating  Activities

Net  income  (loss)                     $     (628,940)          $     (387,929)
Adjustments  to  Reconcile  Net  Income  (Loss)  to
  Net  Cash  Used  in  Operating  Activities:
   Depreciation & Amortization                  54,468                         0
   Gain  on  sale  of  investment              (17,200)                        0
 Change  in  Assets  and  Liabilities
   Increase/(decrease)  in:
   Accounts  Payable                            17,964                   (2,878)
   Accrued  Expenses                            15,412                     6,717
                                       -----------------------------------------
Net Cash Provided (Used) by
Operating Activities                          (558,296)                (384,090)
                                       -----------------------------------------
Cash  Flows  from  Investing  Activities
   Purchase  of  Property  and  Equipment      (27,761)                  (6,812)
   Cash  paid for patent costs                  (4,721)                 (14,347)
   Cash  paid  for  deposits                      (300)                        0
   Cash  received  on  sale  of  subsidiary    180,000                         0
   Cash  acquired  in  acquisition                   0                    42,733
                                       -----------------------------------------
Net Cash Provided (Used) by
Investing Activities                           147,218                    21,574
                                       -----------------------------------------
Cash  Flows  from  Financing  Activities
  Common  stock  issued  for  cash                   0                   100,000
  Proceeds  from  debt  financing              188,970                   288,887
  Principal  payments  on  debt  financing           0                 (110,000)
                                       -----------------------------------------
Net Cash Provided (Used) by
Financing Activities                           188,970                   278,887
                                       -----------------------------------------
Net Increase (Decrease) in
Cash and Cash Equivalents                     (222,108)                 (83,629)
                                       -----------------------------------------
Cash  and  Cash  Equivalents
  Beginning                                    263,371                   286,627
                                       -----------------------------------------
  Ending                               $        41,263          $        202,998
                                       =========================================
Supplemental  Disclosures  of  Cash  Flow  Information:
  Cash  payments  for  interest        $             0          $              0
                                       =========================================
  Cash  payments  for  income  taxes   $             0          $              0
                                       =========================================
Supplemental  Schedule  of  Noncash  Investing  and  Financing  Activities

Common shares issued for services      $             0          $              0
                                       =========================================

                              SOLAR ENERGY LIMITED
                               September 30, 2000


NOTE  1  -  NOTES  TO  FINANCIAL  STATEMENTS

Solar Energy Limited (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

NOTE  2  -  UNAUDITED  INFORMATION

          The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.


NOTE  3  -  SALE  OF  SUBSIDIARY

On June 30, 2000, Solar Energy Limited sold 100% of it's interest in Renewable Energy Corporation (RECO), a wholly owned subsidiary, to Jade Electronic, Inc., who changed their name to Renewable Energy Limited (REEL) for 63% of the outstanding stock of REEL and cash of $180,000. At the point of sale REEL had no assets and no liabilities, thus RECO became its only assets, liabilities and operations at June 30, 2000. Because the Company essentially sold 37% of its interest in RECO for cash of $180,000, the Company recorded minority interest of $162,500 and a gain of $17,200. This acquisition was recorded by Jade as a reverse acquisition with RECO being the accounting acquirer, therefore no goodwill was recorded in the acquisition and REEL recorded the assets and liabilities of RECO at predecessor cost. The Company consolidated its books with REEL and HYDRO at September 30, 2000.

NOTE  4  -  GOING  CONCERN

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

                              SOLAR ENERGY LIMITED
                               September 30, 2000

NOTE  5  -  SALE  OF  ASSETS

During August 2000, the Company sold all intellectual property related to the "Sunspring" project to Holisticom.com Limited for cash of $100,000 and 3,500,000 shares of Holisticom.com Limited's common stock. The Company recorded a gain on sale of assets of $100,000 and recorded the stock received at a value of $0. There was no recorded basis for the intellectual property sold.