Form 10KSB/A
period 1999-12-31
SOLAR ENERGY LTD
filed 2001-02-08
CIK 1058322

--------------------------------------------------------------------------------
                                  Joel Dumaresq
                                    PRESIDENT
                               Solar Energy, Ltd.
                   112 C Longview Drive, Los Alamos, NM 87544
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------



                                 FORM 10-K-SB-A3

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
      (a)  Financial  Statements                                              22

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          22

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            23

Item  10.  Executive  Compensation                                            26

Item  11.  Security Ownership of Certain Beneficial Owners and Management     28

Item  12.  Certain  Relationships  and  Related  Transactions                 29
      (a)  RECO  to  REEL                                                     29
      (b)  Original  HAT  shareholders  Internal  Agreements                  29

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   30
      (a)  Form  8-K  Reports                                                 30
      (b)  Form  10-QSB  Reports                                              30
      (c)  Exhibits                                                           30

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
                   Issuances. . (20 to 1)
--------------------------------------------------------
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


HEAD  OFFICE/LAB  COSTS:
     rent                                                              30,000
     utilities  (heat,  electricity,  water,  etc.)                    16,000
     office  supplies                                                  12,000
     phone,  fax,  courier,  website  maintenance                      28,000
     office  equipment  (computers,  etc.)                             30,000
     insurance  (business,  medical,  etc.)                            10,000
     travel,  entertainment                                            36,000
     outside  consultants                                              35,000
     legal (including patent costs, public  company filings,etc.)      90,000
     accounting,  audit                                                75,000
                                                                      362,000
SALARIES:
     Chief  Scientist  (SOLAREC)                                       65,000
     Chief  Scientist  (SUNSPRING)                                     65,000
     Interim  CEO                                                      25,000
     Process  Development  Engineer  (SOLAREC)                         63,000
     Project  Manager,  Mechanical  Engineer                          140,000
     Optical/Electrical  Engineer                                      61,000
     Technical  Staff                                                 150,000
     Clerical                                                          50,000
     Marketing/Investor  Relations  Team                               90,000
     Miscellaneous  support,  casual  labor                           150,000
     Comptroller                                                       30,000
                                                                      889,000

PROJECT  PROTOTYPES:
     SOLAREC  PHASE  III  (hardware,  equipment,  tests)              175,000
     SUNSPRING  PHASES  III  &  IV  (parts,  assembly,testing)        550,000
     SOLAWATT  PHASES  II  &  III                                     200,000
     MECH  PHASES  II  &  III
     (parts,  expander,  engine,and  manufacture  prototypes)         200,000
                                                                    1,125,000
SUBTOTAL                                                            2,376,000

     Research  &  Development  20%  Contingency                       470,200

TOTAL                                                              $2,886,200


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


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS SINCE INCEPTION. We have been entirely devoted to research and development for the past two years, 1999 and 1998. We continue to be so devoted. Our progress has been described in detail in Item 1 sub-item (b). Some of the information so reported there is subsequent information to the close of 1999.

     The principal result of our operations, aside from progress in our development as disclosed, has been the decision to defer HARPS and ACES indefinitely. See (2) next following, Future Prospects, for more information.

     The following table summarizes the information contained in our financial statements.


                                                                    From
                             12/31/99     12/31/98     12/31/97   Inception
----------------------------------------------------------------------------
Total Assets (*). . . .  $   376,762   $  435,696   $      500
Total Liabilities (**).      503,795      269,642            0
Revenues. . . . . . . .          -0-          -0-          -0-            0
Operating Expenses. . .      965,362      944,690        4,000    1,543,165
(***)
Other Income (interest)        8,276        5,244            0       13,520
Net Earnings or (Loss).     (957,086)    (939,446)      (4,000)  (1,529,645)
Per Share Earnings. . .       (0.077)      (0.182)      (0.003)      (0.406)
  or (Loss)
Weighted Average. . . .   12,378,911    5,164,228    1,278,511    3,766,694
Common Shares
Outstanding

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

     We also recorded goodwill in connection with RECO due to its negative equity position. A total of $439,900 was recorded upon acquisition and was to be amortized over a ten year period. The realization of this asset is contingent upon RECO's ability to generate revenues from its developmental projects. Accordingly, by this amended report, attention is directed to Note 7 of our Financial Statements as amended by this amended report: "The Company initially recorded Goodwill in connection with the acquisition of RECO due to the negative equity position of RECO, however pursuant to FIN 4, the Company expensed the excess consideration as in-process Research & Development costs because the intellectual property and process is still being developed. A total of $439,900 was expensed in connection with this acquisition.

   assets  acquired                                 49,516
   liability  assumed                               49,416
   equity  acquired                                    100
   cash  investment                                 20,000
   value  of  stock  issued                        420,000
   goodwill  calculation
        total  given  up  in  acquisition          440,000
        excess  of  assets  over  liabilities          100
     total  expensed  as  R&D                      439,900


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

     RESEARCH  AND DEVELOPMENT. All costs incurred in the design and building of a prototype for the HARPS system during the 1998 year was expensed in research & development. No costs were capitalized due to the experimental nature of the project and the lack of documented feasibility that the system would produce the results necessary to place into production. During 1999, other projects were being developed and the HARPS project was placed on hold. All projects developed by Solar are experimental in nature and are recorded as research and development expenses. We also recorded goodwill in connection with RECO due to its negative equity position. A total of $439,900 was recorded upon acquisition and was to be amortized over a ten year period. The realization of this asset is contingent upon RECO's ability to generate revenues from its developmental projects. Accordingly, by this amended report, attention is directed to Note 7 of our Financial Statements as amended by this amended report: "The Company initially recorded Goodwill in connection with the acquisition of RECO due to the negative equity position of RECO, however pursuant to FIN 4, the Company expensed the excess consideration as in-process Research & Development costs because the intellectual property and process is still being developed. A total of $439,900 was expensed in connection with this acquisition.

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

                                                                  |        Long Term Compensation |
                                           |  Annual Compensation |              Awards |  Payouts|
a . . . . . . . .  b                       c          d           e           f         g         h        i
--------------------------------------------------------------------------------------------------------------
                                                                                   Securi
Name. . . . . .                                             .  Other     Restric-   ties
And . . . . . . .                                              Annual      Ted      Under-           All Other
Principal . . .                                              . Compen-    Stock     Lying     LTIP    Compen-
Position. . . . .                       Salary      Bonus    Sation ($)   Awards   Options   Payouts   Sation
                            Year         ($)         ($)                   ($)     SARs (#)   ($)      ($)
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

          Since it is impossible to determine whether or whom shares may be issued in the future, no tabular presentation of these multiple contingencies is practicable, except to show the amount issued, that maximum amount which could be issued, and the distribution by percentages of those shares, assuming the maximum issuance, as follows:


HAT Shareholder . . . . .  Issued      %  If Issued
---------------------------------------------------
Melvin L. Prueitt . . . .   67,239    10    350,200
David Jones . . . . . . .   33,619     5    175,100
Stanley D. Prueitt. . . .   33,619     5    175,100
Leslie Speir. . . . . . .   33,619     5    175,100
Dana Hansen and Linda . .   14,008     2     70,040
Hansen
Ara Lee Stevens . . . . .    5,603     1     35,020
Baycove Investments, Inc.  140,080    20    700,400
Hydro-Air Founders, LLC .  372,613    53  1,856,060
 Total HAT. . . . . . . .  700,400   100  3,502,000


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


 Name and Address of Beneficial Owner. . . . . . .   Share
                                                    Ownership       %
---------------------------------------------------------------------
Dr. Melvin L. Prueitt (1). . . . . . . . . . . . .    700,400    5.33
161 Cascabel
Los Alamos, New Mexico, 87544Chairman/Director
---------------------------------------------------------------------
Joel S. Dumaresq . . . . . . . . . . . . . . . . .     20,000    0.15
#5 4360 Agar Drive
Richmond BC Canada V7B 1A3 President/Director
---------------------------------------------------------------------
Norman Wareham . . . . . . . . . . . . . . . . . .        -0-    0.00
1177 West Hastings
Vancouver BC 2V6 E2K  Secretary-reasurer/Director
---------------------------------------------------------------------
David M. Jones (1) . . . . . . . . . . . . . . . .    700,400    5.33
131 San Ildefonso
Los Alamos, New Mexico, 87544  Director
---------------------------------------------------------------------
Dr. Reed Jensen. . . . . . . . . . . . . . . . . .    350,000    2.66
121 La Vista
Los Alamos, New Mexico, 87544  Director
---------------------------------------------------------------------
Officers and Directors as a Group. . . . . . . . .  1,770,800   13.48
---------------------------------------------------------------------
Leslie Speir (1) . . . . . . . . . . . . . . . . .    700,400    5.33
PO Box 4172
Fairview Station Espanola, NM 87533
---------------------------------------------------------------------
Stanley Prueitt (1). . . . . . . . . . . . . . . .    700,400    5.33
2848 A. Walnut Street
Los Alamos, NM 87544
---------------------------------------------------------------------
Hydro-Air Founders (1) . . . . . . . . . . . . . .    700,400    5.33
1177 West Hastings
Vancouver BC V6E 2K3
---------------------------------------------------------------------
Givigest Fiduciary SA. . . . . . . . . . . . . . .    800,000    6.09
Corso Elvezia 4
6900 Lugano Switzerland
---------------------------------------------------------------------

                                       28


---------------------------------------------------------------------
Baycove Investments, Ltd. (2). . . . . . . . . . .    940,000    7.16
1177 West Hastings
Vancouver BC V6E 2K3
---------------------------------------------------------------------
Baycove Capital Corp. (2). . . . . . . . . . . . .    940,000    7.16
1177 West Hastings
Vancouver BC V6E 2K3
---------------------------------------------------------------------


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

 (C)  EXHIBITS.  Please  see  Exhibit  Index  immediately  following.


             The Remainder of this Page is Intentionally left Blank

Exhibit
Table
  #      Table  Category  /  Description  of  Exhibit               Page  Number
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
     Audited  Financial  Statements:  Solar  Energy  Limited:  Consolidated:
F-1  December 31, 1999 and 1998                                               33
--------------------------------------------------------------------------------
            [3]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
3.1      Certificate of Incorporation: Solar Energy Limited.                  47
--------------------------------------------------------------------------------
3.2      Articles of Incorporation: Hydro-Air Technologies, Inc.              49
--------------------------------------------------------------------------------
3.3      By-Laws: Hydro-Air Technologies, Inc.                                53
--------------------------------------------------------------------------------
3.4      Articles of Renewable Energy Corporation                             57
--------------------------------------------------------------------------------
3.5      Reorganization: Salvage World and Solar Energy Limited               60
--------------------------------------------------------------------------------
3.6      Merger of Salvage World and Taurus                                   68
--------------------------------------------------------------------------------
                               [5]   VOTING TRUST
--------------------------------------------------------------------------------
5     Voting Trust Agreement: Internal to HAT                                 73
--------------------------------------------------------------------------------
                       [6] MATERIAL CONTRACTS/ACQUISITION
--------------------------------------------------------------------------------
10.1     First  Amendment  to Offer to Purchase and Plan of Internal Funding and
Share Release and Plan of Reorganization and Acquisition (HAT)                76
--------------------------------------------------------------------------------
10.2     Stock Restriction Agreement: Internal to HAT                         88
--------------------------------------------------------------------------------
10.3     Founders Agreement: Internal to HAT                                  94
--------------------------------------------------------------------------------
10.3     Purchase Agreement for acquisition of Renewable Energy Corporation  102
--------------------------------------------------------------------------------
10.4     Offer to Purchase Jade Electronic Inc./Solar Energy Limited (RECO)  107
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)

Dated:  February  7,  2001




/s/Dr.  Melvin  L.  Prueitt          /s/Joel  S.  Dumaresq
   Dr.  Melvin  L.  Prueitt             Joel  S.  Dumaresq
   Chairman/Director                    President/Director


/s/Norman  Wareham                      /s/David  M.  Jones
Secretary/Treasurer/Director               Director


/s/Dr.  Reed  Jensen
   Dr.  Reed  Jensen
   Director

                                       32


--------------------------------------------------------------------------------
                                 EXHIBIT F-99-A
                      AMENDED AUDITED FINANCIAL STATEMENTS
                       SOLAR ENERGY LIMITED: CONSOLIDATED:
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                       33


--------------------------------------------------------------------------------
                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
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


/s/Chisholm & Associates
Chisholm & Associates
Salt  Lake  City,  Utah
March  7,  2000

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                         December  31,
                                                  1999                 1998
--------------------------------------------------------------------------------

Current  assets
   Cash                                     $     263,371          $     286,627
   Employee  advance                                    0                    213
   Notes  receivable  (Note  9)                         0                 50,000
                                            ------------------------------------
Total  Current  Assets                            263,371                336,840
                                            ------------------------------------
Property  &  Equipment  (Note  5)                  25,297                 16,653
                                            ------------------------------------
Other  Assets
   Organization  costs  (Note  1)                       0                  2,181
   Patent  Costs  (Note  6)                        33,549                  9,808
   Goodwill  (Note  7)                             50,008                 66,677
   Deposits                                         4,537                  3,537
                                            ------------------------------------
Total  Other  Assets                               88,094                 82,203
                                            ------------------------------------
      Total  Assets                         $     376,762          $     435,696
                                            ====================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  payable                               58,973                 44,236
   Accrued  liabilities                            16,183                 15,154
   Notes  payable  -  related  party  (Note  8)   428,639                210,252
       Total  Current  Liabilities                503,795                269,642

Stockholders'  Equity
   Common  Stock,  authorized
      50,000,000  shares  of  $.0001  par  value,
      issued  and  outstanding  13,153,911  and
     11,903,911  shares  respectively               1,315                  1,190
   Additional  Paid  in  Capital                1,797,197              1,133,323
   Deficit  Accumulated  During  the
     Development  Stage                        (1,925,545)             (968,459)
                                            ------------------------------------
       Total  Stockholders'  Equity              (127,033)               166,054
                                            ------------------------------------
Total Liabilities and Stockholders' Equity   $    376,762          $     435,696
                                            ====================================

  The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                      Consolidated Statements of Operations

                                                                               Cumulative
                                            For  the  years                      Total
                                         ended  December  31,                   Since
                                 1999             1998            1997        Inception
-----------------------------------------------------------------------------------------
Revenues:                   $           0   $           0    $            0   $         0

Expenses:
   Amortization                    23,981          19,866               500        45,847
   Depreciation                     6,516               0                 0         6,516
   Bank  Charges                    1,152             983                 0         2,135
   Bad  Debt                            0         225,000                 0       225,000
   Consulting                      48,007          16,675                 0        66,900
   Filing  Fees                         0               0                 0           235
   Financial  Services              4,512         180,000             3,500       196,552
   Interest  Expense                    0          15,923                 0        15,923
   Legal  and  accounting          26,294          90,089                 0       128,883
   Office                           4,459           3,072                 0         7,531
   Promotion                          275          15,666                 0        15,941
   Notary                               0               0                 0            20
   Research & Development         839,692         288,088                 0     1,127,780
   Travel                          10,474          89,328                 0        99,802
-----------------------------------------------------------------------------------------
          Total  Expenses         965,362         944,690             4,000     1,939,065
-----------------------------------------------------------------------------------------
Other  Income  (Expenses)
   Interest  Income                 8,276           5,244                 0        13,520
-----------------------------------------------------------------------------------------
Net  (Loss)                $     (957,086)  $    (939,446)  $        (4,000) $(1,925,545)
=========================================================================================
Net  Loss  Per  Share      $        (.077)  $       (.182)  $         (.003) $     (.511)
=========================================================================================
Weighted average shares
outstanding                    12,378,911       5,164,228         1,278,511     3,766,694
=========================================================================================

  The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                                    Deficit
                                                                                  Accumulated
                                                                   Additional     During  the
                                            Common  Stock           paid-in       Development
                                       Shares          Amount       capital          Stage
-----------------------------------------------------------------------------------------------
Balance at beginning of development
 stage-January 5, 1994                      0  $           0  $            0   $              0

1/5/94-Stock issued for
organization  cost                  1,250,000            125           2,375                  0

Net  loss  December  31,  1994              0              0               0              (500)
-----------------------------------------------------------------------------------------------
Balance,  December  31, 1994        1,250,000            125           2,375              (500)

Net  loss  December  31,  1995              0              0               0              (500)
-----------------------------------------------------------------------------------------------
Balance,  December  31, 1995        1,250,000            125           2,375            (1,000)

10/96-Shares issued for
cash at $2.00                          13,000              1          25,999                  0

11/96-Shares  issued  for
cash at $.09                            8,312              1             761                  0

12/96-Shares issued for
cash at $.20                            1,250              0             251                  0

Stock  split  rounding  adjustment      5,949              1              (1)                 0

Net  loss  December  31,  1996              0              0               0           (24,013)
-----------------------------------------------------------------------------------------------
Balance,  December  31, 1996        1,278,511            128          29,385           (25,013)

Net  loss  December  31,  1997              0              0               0            (4,000)
-----------------------------------------------------------------------------------------------
Balance,  December  31, 1997        1,278,511            128          29,385           (29,013)

1/98-Shares  issued  for  acquisition  of
 Hydro-Air  Technologies,  Inc.       700,400            70              (70)                 0

6/98-Shares  issued  for
cash  at  $.10  per  share          7,800,000           780          779,220                  0

7/98-Shares  issued  for
cash  at  $1.00  per  share           125,000            12          124,988                  0

11/98-Shares  issued  for
 cash  at  $.01 per share           2,000,000           200          199,800                  0

Net  loss  for  the  year  ended
December  31,  1998                         0             0                0          (939,446)
-----------------------------------------------------------------------------------------------
Balance,  December  31,  1998      11,903,911         1,190        1,133,323          (968,459)

4/99-Shares issued for
cash  at $1.00 per share              100,000            10           99,990                  0

1/99-Shares issued for acquisition of Renewable
 Energy Corporation
at $1.20 per share                   350,000             35          419,965                  0

10/99-Shares  issued  for
cash  at  $.18  per  share           800,000             80          143,920                  0

Net  loss  for the year ended
December 31, 1999                          0              0                0          (957,086)
-----------------------------------------------------------------------------------------------
Balance,  December  31,  1999     13,153,911         $1,315       $1,797,197       $(1,925,545)
===============================================================================================

The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                                 January  5,
                                                                              1994  (inception
                                                                                  of  the
                                                                                development
                                              For  the  years                    stage)  to
                                            ended  December  31,                December  31,
                                   1999             1998           1997             1999
----------------------------------------------------------------------------------------------
Cash  Flows  From  Operating
 Activities
 Net  loss                     $  (957,086)   $   (939,446)  $      (4,000)  $     (1,925,545)
Adjustments  to  reconcile
net  loss  to  net  cash
provided  by  operations
(net  of  acquisition):
Amortization/Depreciation          30,497          21,968              500              54,465
         Bad  Debt                      0         225,000                0             225,000
         Stock  issued  for services    0         180,000                0             180,000
Stock issue for R&D expenses      439,900               0                0             439,900
      Increase/Decrease  in:
         Employee  advance            213            (176)               0                  37
         Accounts  payable         14,321          34,770                0              49,091
         Accrued  expenses          1,029          15,154                0              16,183
----------------------------------------------------------------------------------------------
Net  Cash  Flows  Used  In
 Operating  Activities          (471,126)       (462,730)           (3,500)          (960,869)
----------------------------------------------------------------------------------------------

Cash  Flows  From  Investment
Activities:
Cash acquired from subsidiary     42,733         204,956                 0            247,689
Cash paid for patent costs       (28,872)         (3,917)                0           (32,789)
Cash paid for property
& equipment                      (17,378)         (8,397)                0           (25,775)
Cash  paid  for  deposits         (1,000)         (3,537)                0            (4,537)
Cash paid for notes receivable         0        (275,000)                0          (275,000)
---------------------------------------------------------------------------------------------
Net  Cash  Provided  by  Investing
Activities                        (4,517)        (85,895)                0           (90,412)
---------------------------------------------------------------------------------------------
Cash  Flows  From  Financing
Activities:
Issued common stock for cash    244,000          925,000                 0          1,196,013
Cash received on advance
by shareholders                 318,387          410,252                 0            728,639
Cash paid on debt financing    (110,000)        (500,000)                0          (610,000)
---------------------------------------------------------------------------------------------
Net  Cash  Provided  by  Financing
Activities                     452,387           835,252                 0          1,314,652
---------------------------------------------------------------------------------------------
Net increase (decrease)
 in cash                      (23,256)           286,627            (3,500)           263,371

Cash,  beginning  of  year    286,627                  0             3,500                  0
---------------------------------------------------------------------------------------------
Cash,  end  of  year    $     263,371        $   286,627     $           0     $      263,371
=============================================================================================

The accompanying notes are an integral part of these financial statements.

                              SOLAR  ENERGY  LIMITED
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Continued)

                                                                                 January  5,
                                                                              1994  (inception
                                                                                  of  the
                                                                                development
                                              For  the  years                    stage)  to
                                            ended  December  31,                December  31,
                                   1999             1998           1997             1999
----------------------------------------------------------------------------------------------
Supplemental  Cash  Flow  Information
   Cash  Paid  For:
     Interest                  $         0   $         15,923   $         0     $       15,923
     Taxes                     $         0   $                  $         0     $            0

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

    On December 17, 1997 the Company merged with Solar Energy Limited (Solar) a Delaware corporation organized on July 24, 1997 and changed the name to Solar Energy Limited. The surviving corporation is the Delaware corporation and the authorized shares were changed to 50,000,000 par value $.0001. Solar's headquarters are located in Vancouver, British Columbia.

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

     In January 1999 the Company issued 350,000 shares of stock for the acquisition of 100% of Renewable Energy Corporation (RECO) a New Mexico corporation organized November 30, 1998. RECO owns various rights to patented intellectual property associated with the solar recycling of CO2 to fuel. RECO's headquarters are located in Los Alamos, New Mexico. The Company valued the acquisition at $440,000 consisting of cash paid of $20,000 and stock valued at $420,000. The Company acquired RECO assets of $49,500 and assumed liabilities of $49,400. The acquisition was recorded using the purchase method of a business combination. The statement of operations of RECO has been included in the consolidated statements of operation from January 1, 1999. RECO had no operations in 1998, therefore no proforma information is presented. The Company recorded $439,900 of Research & Development expenses in connection with this acquisition (see Note 7).

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

     Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998.

                                             1999               1998
                                     -----------------------------------
     Deferred  tax  asset:
        NOL  carrryforward         $     458,880           $     268,076
     Valuation  allowance               (458,880)              (268,076)
------------------------------------------------------------------------
     Total                         $           0           $          0


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

NOTE  1-  Summary  of  Significant  Accounting  Policies  (Continued)

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

     During November 1999, the Company issued 800,000 shares of its common stock for cash of $144,000.


NOTE  5  -  Property  &  Equipment

     Property and equipment consists of the following at December 31, 1999 and 1998:

                                             1999                 1998
                                       ----------------------------------
     Office  Equipment  &  Furniture    $     26,496         $     11,020
     Tools                                     1,539                1,539
     Auto                                      6,522                6,522
                                       ----------------------------------
                                              34,557               19,081
     Accumulated  Depreciation                (9,260)             (2,428)
                                       ----------------------------------
     Net  Property  &  Equipment        $     25,297         $     16,653
                                       ==================================

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

    The Company initially recorded Goodwill in connection with the acquisition of RECO due to the negative equity position of RECO, however, pursuant to FIN 4, the Company expensed the excess consideration as in-process Research & Development costs because the intellectual property and process is still being developed. A total of $439,900 was expensed in connection with this acquisition.
NOTE  8  -  Notes  Payable  -  Related  Party

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

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998
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

     2000     $           18,400
             -------------------
     Total     $          18,400
             ===================

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

                                       47


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

                                       49


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

                                       53


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

                                       60


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

                                       65


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

                                       70


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

                                       73


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

HYDRO-AIR  TECHNOLOGIES,  INC.          SOLAR  ENERGY  LIMITED
a  New  Mexico  corporation                    a  Delaware  corporation

/s/  Melvin  L.  Prueitt                  /s/  Joel  M.Dumaresq
     Melvin  L.  Prueitt,  President           Joel  M. Dumaresq, President


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

                                       85


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

                                       99


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

                                      104


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

4.     Representations  and  Warranties  required  of the Purchaser on or before
Closing:

     a)     that  it  is  legally  entitled  to  enter  into  this  transaction;
     b)     that  there  are  no  liabilities  in  the  Company;
     c) that it has underway, SEC filings to be listed on small cap NASDAQ (starting with listing on OTC-BB);
     d)     that  it  has  $250,000  or  equivalent  as  its  only  asset;
     e) that the draft pro-forma share structure on closing is as follows: i existing shares outstanding (after 2:1 split) 5,000,000
          ii     for  vend-in  of  RECO                                8,500,000
          iii     for  $250,000  cash  (@  .20)                        1,250,000
          iv     for  $250,000  cash  (@  .25)                         1,000,000
          v     for  $3,000,000  cash  (@  $3.00)  IPO                 1,000,000
                                                                       16,750,00


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

