Form 10QSB/A
period 2000-09-30
SOLAR ENERGY LTD
filed 2001-02-08
CIK 1058322

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

     The purpose of this amendment to our Quarterly Report of September 30, 2000, is primarily to bring quarterly reporting into conformity with recent amendments to our last annual report for the year ended December 31, 1999.



                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

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


     This $439,900 previously allocated to Goodwill has instead been expensed as Research and Development. This change effective June 30, 2000, is the principal subject of this amendment. These changes resulted in the following adjustments to our financial statements for the year ended December 31, 2000: $395,900 was deleted as an asset (goodwill) and added to R&D Expense. The difference between 439,900 and 395,900 is the amount already having been expensed on an amortization theory.

     The  Remainder  of  this  Page  is  Intentionally  left  Blank

                                                                    From
                            12/31/99     12/31/98     12/31/97   Inception
-----------------------------------------------------------------------------
Total Assets. . . . . .  $   772,662   $  435,696   $      500
 Adjustment (*) . . . .     (395,900)           0            0
Total Liabilities . . .      503,795      269,642            0
Revenues. . . . . . . .          -0-          -0-          -0-            0
Operating Expenses (*).      569,462      944,690        4,000    1,543,165
 Adjustment . . . . . .      395,900            0            0      395,900
Other Income (interest)        8,276        5,244            0       13,520
Net Earnings or (Loss).     (561,186)    (939,446)      (4,000)  (1,925,545)
Per Share Earnings. . .       (0.045)      (0.182)      (0.003)      (0.511)
  or (Loss)
Weighted Average. . . .   12,378,911    5,164,228    1,278,511    3,766,694
Common Shares
  Outstanding


(*) These adjustments to our 1999 annual report require adjustments carried into our quarterly reports filed during 2000. Accordingly our financial statements (unaudited, for the third quarter ended September 30, 2000 have been adjusted to conform to those annual adjustments.

             The Remainder of this Page is Intentionally left Blank

Balance Sheet. . . . . . . .      9/30/00      12/31/99
--------------------------------------------------------
Cash and Equivalents . . . .  $    41,263   $   263,371
Current Assets . . . . . . .       41,263       263,371
Property and Equipment, Net.       46,696        25,297
Fixed Assets . . . . . . . .       46,696        25,297
Patent Costs . . . . . . . .       35,666        33,549
Goodwill . . . . . . . . . .       37,498        50,008
Deposits . . . . . . . . . .        4,837         4,537
Other Assets . . . . . . . .       78,001        88,094
Total Assets . . . . . . . .      165,960       376,762
Accounts Payable . . . . . .       76,937        58,973
Accrued Expenses . . . . . .       31,595        16,183
Notes Payable (Baycove). . .      617,609       428,639
Current Liabilities. . . . .      726,141       503,795
Minority Interest. . . . . .      162,800             0
Total Minority Interest. . .      162,800             0
Common Stock . . . . . . . .        1,315         1,315
Paid in Capital. . . . . . .    1,797,197     1,797,197
Retained Deficit . . . . . .   (2,521,493)   (1,925,545)
Total Equity . . . . . . . .     -722,981      -127,033
Total Liabilities & Equity .      165,960       376,762


             The Remainder of this Page is Intentionally left Blank

Operations: Third Quarter.                       Three Months                 Nine Months
                                                 September 30                 September 30
                                             2000            1999          2000          1999
----------------------------------------------------------------------------------------------
Sales: . . . . . . . . . . . . . .  $        0.00   $        0.00   $      0.00   $      0.00
Cost of Goods Sold:
Gross Profit:. . . . . . . . . . .              0               0             0             0
Operating Expenses:
General and Administrative . . . .        (40,808)        (13,551)     (164,806)      (32,274)
Research and Development . . . . .       (192,880)       (135,982)     (552,353)     (361,558)
 Adjustment. . . . . . . . . . . .       (233,688)       (149,533)     (717,159)     (393,832)
Operating Loss . . . . . . . . . .       (233,688)       (149,533)     (717,159)     (393,832)
Other Income and (Expenses). . . .              0               0             0             0
Gain on sale of Investment . . . .              0               0        17,200             0
Gain on sale of assets . . . . . .        100,000               0       100,000             0
Interest Income. . . . . . . . . .            528           1,872         4,011         5,903
Total Other Income and  (Expenses)        100,528           1,872       121,211         5,903
Net Income (Loss). . . . . . . . .       (133,160)       (147,661)     (595,948)     (387,929)
                                    ==============  ==============  ============  ============
Net Income (Loss) per share. . . .          (0.01)          (0.01)        (0.04)        (0.03)
Weighted Average common shares . .     13,153,911      12,353,911    13,153,911    12,587,244



     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of Exhibit 00QF-3a for the three and nine months ended September 30, 2000. Please see Item 2, following for a discussion.

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

     Effective June 30, 2000, we sold 100% of our interest in Renewable Energy Corporation (RECO), formerly a wholly-owned subsidiary, to Jade Electronic, Inc.
(Jade), which changed its name to Renewable Energy Limited (REEL). We received 63% of REEL's outstanding stock and cash of $180,000. At the point of sale REEL had no assets and no liabilities. Accordingly, RECO represented the only assets, liabilities and operations of REEL, at June 30, 2000.

     The authorized capital of JADE is two hundred million shares of common stock, of par value $0.001 per share, of which 5,000,000 shares are issued and outstanding, immediately before the transaction. The issuance to us of 8,500,000 shares results in our initial 63% ownership of the resulting 13,500,000 shares, immediately after the transaction. This transaction may be viewed as an acquisition by us of JADE as a controlled subsidiary. This transaction is deemed by management to better position our assets for both future funding programs and more focused development of both SOLAREC technology and a marketing strategy for it. Although we owned RECO 100% immediately before the transaction and now own only 63% of Jade Electronics, Inc. immediately afterwards, we have sold 37% of RECO for $180,000, which we can apply to our own funding requirements. We believe that, so positioned, the resulting REEL corporation could seek its financing independently of us, on its own merits, and with its own management (to be determined) to the mutual benefit of both corporations.

     No affiliation has been found between or among the previous shareholders of JADE and our shareholders (immediately preceding the transaction).

     The  Projects  of  REEL  are  as  follows:

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

     Because we essentially sold 37% of our interest in RECO for cash of $180,000, we recorded minority interest of $162,500 and a gain of $17,200. During August 2000, we agreed to sell all intellectual property relating to the SUNSPRING project to Holisticom.com Limited (HCL) for cash of $100,000, and 3,500,000 shares of HCL common stock. We would record a gain on the sale of $100,000 and recorded stock received at a value of $0. There was no recorded basis for the intellectual property sold. We will own 3,500,000 shares of HCL, out of a total issued of 6,750,000, or 51.85%. The Agreement is provided as
Exhibit 10.1 hereto. This transaction is partly executory. We will consolidate our books, at the close of this fiscal year. Audited financial statements of HCL will be provided at the earliest practicable date.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB-A amended Report for the Quarter ended September 30, 2000, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  February  7,  2001
                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)


/s/Dr.  Melvin L. Prueitt       /s/Joel  S.  Dumaresq
   Chairman/Director               President/Director

/s/Norman  Wareham        /s/Dr. Reed Jensen     /s/David M. Jones
   Secretary/Treasurer       Director               Director
   Director

                                       10


--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00QF-3A
                         UN-AUDITED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                              SOLAR ENERGY LIMITED
                  Amended Consolidated     Financial Statements

                               September 30, 2000

                                       12


                              SOLAR ENERGY LIMITED
                           Consolidated Balance Sheets


                                     ASSETS
                                             September  30          December  31
                                                 2000                   1999
                                              (Unaudited)
--------------------------------------------------------------------------------
Current  Assets
   Cash  and  Cash  Equivalents              $     41,263          $     263,371
                                             -----------------------------------
 Total  Current  Assets                            41,263                263,371
                                             -----------------------------------
Property  and  Equipment,  net                     46,696                 25,297
                                             -----------------------------------

Other  Assets
   Patent  Costs                                   35,666                 33,549
   Goodwill                                        37,498                 50,008
   Investments Available for Sale (Note 5)              0                      0
   Deposits                                         4,837                  4,537
                                             -----------------------------------
Total  Other  Assets                               78,001                 88,094
                                             -----------------------------------
      Total  Assets                          $    165,960          $     376,762
                                             ===================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  Payable                         $     76,937          $      58,973
   Accrued  Expenses                               31,595                 16,183
   Notes  Payable  -  Related  Party              617,609                428,639
                                             -----------------------------------
Total  Current  Liabilities                       726,141                503,795
                                             -----------------------------------
Minority  Interest  (Note  3)               $     162,800          $           0
                                             -----------------------------------
Stockholders'  Equity
Common Stock, authorized 50,000,000
 shares of $.0001 par value, issued s
and outstanding 13,153,911 share                    1,315                  1,315
   Paid  in  Capital                            1,797,197              1,797,197
   Retained  Deficit                           (2,521,493)           (1,925,545)
                                             -----------------------------------
       Total  Stockholders'  Equity              (722,981)             (127,033)
                                             -----------------------------------
Total Liabilities and Stockholders' Equity   $    165,960          $     376,762
                                             ===================================

The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                               September 30, 2000
                      Consolidated Statements of Operations

                               For the three   For the three   For the nine    For  the  nine
                               months ended    months ended    months ended    months  ended
                              September  30   September  30   September  30    September  30
                                  2000            1999            2000             1999
----------------------------------------------------------------------------------------------
SALES                         $          0     $         0     $          0     $            0
COST  OF GOODS SOLD                      0               0                0                  0
                              ----------------------------------------------------------------
GROSS  PROFIT                            0               0                0                  0
                              ----------------------------------------------------------------
OPERATING  EXPENSES
General And Administrative
 Expenses                           40,808          13,551          164,806             32,274
Research  and  Development         192,880         135,982          552,353            361,558
                              ----------------------------------------------------------------
TOTAL  OPERATING  EXPENSES         233,688         149,533         (717,159)           393,832
                              ----------------------------------------------------------------
OPERATING  INCOME  (LOSS)         (233,688)       (149,533)        (717,159)         (393,832)
                              ----------------------------------------------------------------
OTHER  INCOME  AND  (EXPENSES)
   Gain  on  sale  of  investment        0               0           17,200                  0
   Gain  on  sale  of  assets      100,000               0          100,000                  0
   Interest  Income                    528           1,872            4,011              5,903
                              ----------------------------------------------------------------
Total Other Income and (Expenses   100,528           1,872          121,211              5,903
                              ----------------------------------------------------------------
NET  INCOME  (LOSS)         $   (  133,160)   $   (147,661)   $    (595,948)     $   (387,929)
                              ================================================================
NET INCOME (LOSS)
PER SHARE                   $        (.01)    $       (.01)   $        (.04)     $       (.03)
                              ================================================================
WEIGHTED  AVERAGE  NUMBER
   OF  COMMON  SHARES          13,153,911       12,353,911       13,153,911         12,587,244
                              ================================================================

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
--------------------------------------------------------------------------------
Cash  Flows  From  Operating  Activities

Net  income  (loss)                     $     (595,948)          $     (387,929)
Adjustments  to  Reconcile  Net  Income  (Loss)  to
  Net  Cash  Used  in  Operating  Activities:
   Depreciation  &  Amortization                21,476                        0
   Gain  on  sale  of  investment              (17,200)                       0
 Change  in  Assets  and  Liabilities
   Increase/(decrease)  in:
   Accounts  Payable                            17,964                  (2,878)
   Accrued  Expenses                            15,412                    6,717
                                       -----------------------------------------
Net Cash Provided (Used) by
Operating Activities                          (558,296)                (384,090)

Cash  Flows  from  Investing  Activities
Purchase  of  Property  and  Equipment         (27,761)                  (6,812)
Cash  paid  for  patent  costs                  (4,721)                 (14,347)
Cash  paid  for  deposits                         (300)                        0
Cash  received  on  sale  of  subsidiary       180,000                         0
Cash  acquired  in  acquisition                      0                    42,733
                                       -----------------------------------------
Net  Cash  Provided  (Used)
by Investing Activities                        147,218                    21,574
                                       -----------------------------------------
Cash  Flows  from  Financing  Activities
  Common  stock  issued  for  cash                   0                   100,000
  Proceeds  from  debt  financing              188,970                   288,887
  Principal payments on debt financing               0                 (110,000)
                                       -----------------------------------------
Net  Cash  Provided  (Used)
 by Financing Activities                       188,970                   278,887
                                       -----------------------------------------
Net  Increase  (Decrease)  in
 Cash and Cash Equivalents                    (222,108)                 (83,629)
                                       -----------------------------------------

Cash  and  Cash  Equivalents
  Beginning                                    263,371                   286,627
                                       -----------------------------------------
  Ending                               $        41,263            $      202,998
                                      ==========================================

Supplemental  Disclosures  of  Cash  Flow  Information:
  Cash  payments  for  interest       $             0             $            0
                                      ==========================================
  Cash  payments  for  income  taxes  $             0             $            0
                                      ==========================================

Supplemental  Schedule  of  Noncash  Investing  and  Financing  Activities
 Common shares issued for services    $             0            $             0
                                      ==========================================

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

                                       17


--------------------------------------------------------------------------------
                                  EXHIBIT 10.1
                                OFFER TO PURCHASE
                             HOLISTICOM.COM LIMITED
--------------------------------------------------------------------------------

                                OFFER TO PURCHASE


BETWEEN:     HOLISTICOM.COM  LIMITED,  as  Purchaser  ("HOLI")
     HOLI  is  a  private  company  registered  in  Nevada.


AND:     SOLAR  FMRGY  LEMMD,  as  Vendor          ("XSEL")
XSEL  is  a  public  company  listed  on  the  OTC  Electronic  Bulletin  Board



XSEL wholly owns directly and indirectly certain assets relating to the production of potable water. These assets include: certain patents, patents pending, and other miscellaneous intellectual property tights. The assets are collectively referred to a process called "SUNSPRING" by XSEL.

SUNSPRING uses XSEL's patent-pending solar collectors to generate the power necessary to drive the reverse osmosis plants. The mission is to produce water that is not only clean enough to drink but economical enough to be used for agricultural purposes.

This is HOLI's offer to purchase from XSEL 100% of the assets of SUNSPRING. The assets include a patent or patents pending along with all intellectual ]property rights and any other assets related to SUNSPRINIG and owned by XSEL or its subsidiaries.

Terms  and  conditions:

Price $100,000 - (all figures in US dollars), plus 1,000,000 shares of HOLI (reg 144 shares)

Closing  Date:  September  30,  2000  or  sooner  on  Board  approval,


3;.     Subject  Clause:  Subject  only  to  the  Board  of  XSEL approval, such approvals  to  be  received  on  or  before  September  15,  2000.


4.     Representations  and  Warranties  required of the _purchaser on or before
       Closing:

a)     that  it  is  legally  entitled  to  enter  into  this  transaction,
b)     that  there  are  no  liabilities  in  the  Company,
c)     that  it  intends  to  be  listed  on  the  NASD  Bulletin  Board,
d) that it will, on closing & have no less than $125,000 cash as its only asset, that the draft pro-forma share structure is as follows:

     i     existing  shares  outstanding               2,000,000
     ii     for  vend-in  of  SUNSPRING                1,000,000
     iii     for  $250,000  cash  (@  .20)             1,250,000
                                                      -----------
                                                       4,250,000

5. Representations  and  Warranties  required  of  the  Vendor  on  or  before
   Closing:


a)     that  it  is  legally  entitled  to  enter  into  this  transaction,
b)     that  the  assets  of  SUNSPRING  are  free and clear of all liabilities.
c) that prior to subject removal it will provide HOLI a full list of assets being sold under this offer.

6.     Miscellaneous  GeneralConditions:

a) Time is of the essence and this agreement is governed by the laws of new Mexico,
b) Prior to removal of the subject clause a board of directors to be appointed to HOLI along with the proposed slate of officers. All directors to be satisfactory to SEC regulators.
c) It is mutually understood that HOLI may have a name change to reflect the new business of the Company and SUNSPRING, Inc. is tentatively approved as the name.
d) there will be up to 1,000,000 additional option shares available to directors, officers, and senior staff

e) On execution this is a binding agreement but both parties agree that additional documentation may yet be necessary to properly reflect the terms of this agreement. In addition, the documents may need to be modified to conform to SEC regulations and to mutually minimize both present and future income tax. Both parties agree to execute such additional documents on a timely basis.

f) XSEL has certain other water related assets and HOLI to have a two year first right of refusal to purchase these assets. In addition, a satisfactory royalty arrangement to be made with XSEL as to SUNSPRING'S use of the solar collectors developed by XSEL, HOLI assets from XSEL (called SOLOWAT).

SIGNED:
HOLISTICOM.COM  LIMITED

------------------------

AGREED:
SOLAR  ENERGY  LIMITED

/S/  Melvin  Prueitt
Chairman  of  the  Board

               The remainder of this page intentionally left blank

