Form 10QSB/A
period 2000-09-30
SOLAR ENERGY LTD
filed 2001-03-16
CIK 1058322

FORM 10-QSB-A2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                    For the Quarter ended September 30, 2000

                         Commission File Number: 1-30060

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

     The purpose of the previous amendment to our Quarterly Report of September 30, 2000, was primarily to bring quarterly reporting into conformity with recent amendments to our last annual report for the year ended December 31, 1999. Those changes are continued in this second amendment.

     The purpose of this amendment is to report that our acquisition of Holisticom.com Limited has been cancelled and will not proceed. Our financial statements are unchanged from our previous amended report, except for the change to the previous Note 5, which had reported the transaction with Holisticom.

     That former Note 5 had stated: "During August 2000, the Company sold all intellectual property related to the 'Sunspring' project to Holisticom.com Limited for cash of $100,000 and 3,500,000 shares of Holisticom common stock. The Company recorded a gain on the sale of assets of $100,000 and recorded the stock received at a value of $0. There was no recorded basis for the intellectual property sold."

     That sale/acquisition did not close. No shares were issued, or assets or operations transferred. The $100,000 was paid and is owed back. A note has been created payable to Holisticom, on February 28, 2002, with 8% interest.

     The present Note 5 states: "During August 2000, the Company sold agreed to sell intellectual property related to the "Sunspring" project to Holisticom.com Limited for cash of $100,000 and 3,500,000 shares of Holisticom.com Limited common stock. The Company would have recorded a gain on the sale of assets of $100,000 and recorded the stock received at a value of $0, since there was no recorded basis for the intellectual property sold."

     Holisticom.com Limited subsequently notified the Company that it would not proceed with the transaction. The Assets were not transferred and Holisticom.com Limited common stock was not issued to the Company. Holisticom.com Limited's $100,000 deposit has been reclassified as a Note Payable.

     Accordingly there are two separate and unrelated adjustments to our un-audited financial statements: one to conform to changes in our previous annual report, and second, to reflect the Holisticom note.

                          PART I: FINANCIAL INFORMATION


                     ITEM 1.  SUMMARY FINANCIAL INFORMATION.


 (A) ADJUSTMENTS TO CONFORM TO PREVIOUS ANNUAL REPORT. In April, 1999, we acquired Renewable Energy Corporation (ARECO@)(also as a wholly-owned subsidiary). No change of control of our corporation resulted from either or both acquisitions. We acquired Renewable Energy Corporation (ARECO@), our wholly-owned subsidiary from Dr. Reed Jensen, its founder, owner, and developer of its technologies, and the originator of its Patent, for escrowed stock and some cash.

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

(*) The following adjustments to our 1999 annual report require adjustments carried into our quarterly reports filed during 2000. Accordingly our financial statements (unaudited, for the third quarter ended September 30, 2000 have been adjusted to conform to those annual adjustments. Reference may be made to Form 10-KSB-A3

             The Remainder of this Page is Intentionally left Blank

Balance Sheet: . . . . . . .    December 31     (*)           As
Selected Information . . . .       1999      Adjustments   Adjusted
---------------------------------------------------------------------
Cash and Equivalents . . . .  $    263,371            0   $  263,371
Current Assets . . . . . . .       263,371            0      263,371
Property and Equipment, Net.        25,297            0       25,297
Fixed Assets . . . . . . . .        25,297            0       25,297
Patent Costs . . . . . . . .        33,549            0       33,549
(*) Goodwill . . . . . . . .       445,908     (395,900)      50,008
Deposits . . . . . . . . . .         4,537            0        4,537
Other Assets . . . . . . . .       483,994     (395,900)      88,094
Total Assets . . . . . . . .       772,662     (395,900)     376,762
Accounts Payable . . . . . .        58,973                    58,973
Accrued liabilities. . . . .        16,183            0       16,183
Notes Payable. . . . . . . .       428,639            0      428,639
Total Liabilities. . . . . .       503,795            0      503,795
Common Stock . . . . . . . .         1,315            0        1,315
(*) Paid-in Capital. . . . .     1,617,197     (395,900)   1,221,297
Accumulated Deficit. . . . .    (1,349,645)           0   (1,349,645)
Total Equity . . . . . . . .       268,867     (395,900)    (127,033)
Total Liabilities and Equity       772,662     (395,900)     376,762


             The Remainder of this Page is Intentionally left Blank

                                                       For the Years   Inception
                                                           ended       March 25,
                                                        December 31      1998
                                                                          to
                                                                        12/31
                                                                      adjusted
 Operations
 Selected Information
                                       1999   adjustment    adjusted       1999
                                                 (*)
--------------------------------------------------------------------------------
Revenues: . . . . . . . . .  $          0   $       0  $         0  $         0
 Total Revenues . . . . . .            0            0            0            0

Amortization. . . . . . . .          23,981                 23,981       45,847
Depreciation. . . . . . . .           6,516                  6,516        6,516
Bank Charges. . . . . . . .           1,152                  1,152        2,135
Bad Debt. . . . . . . . . .               -                      0      225,000
Consulting. . . . . . . . .          48,007                 48,007       66,900
Filing Fees . . . . . . . .                                      0          235
Financial Services. . . . .           4,512                  4,512      196,552
Interest Expense. . . . . .               -                      0       15,923
Legal and Accounting. . . .          26,294                 26,294      128,883
Office. . . . . . . . . . .           4,459                  4,459        7,531
Promotion . . . . . . . . .             275                    275       15,941
Notary. . . . . . . . . . .               -                      0           20
(*) Research & Development.         839,692    395,900   1,235,592    1,523,680
Travel. . . . . . . . . . .          10,474                 10,474       99,802
 Total Expenses . . . . . .         965,362    395,900   1,361,262    2,334,965
Net (Loss). . . . . . . . .        (965,362)  (395,900) (1,361,262)  (2,334,730)
Net Loss per share. . . . .           (.077)         -        (.08)        (.40)
Weighted average shares . .      12,378,911          -  12,378,911    3,776,694
outstanding


             The Remainder of this Page is Intentionally left Blank

 (B) ADJUSTMENT FOR HOLISTICOM NOTE. We, having received $100,000 from Holisticom, and having created a note for its repayment, must adjust our current quarterly report accordingly. Please see new Note 5, and Financial Statements Attached.

     (**) The following adjustments correct our current quarterly report of operations.

Selected Financial Information. .            Three Months                   Nine Months
                                             September 30                  September 30
Operations: Third Quarter . . . .        2000       as Adjusted        2000         Adjusted
---------------------------------------------------------------------------------------------
Sales:. . . . . . . . . . . . . .  $        0.00   $           0   $      0.00   $         0
Cost of Goods Sold: . . . . . . .                              0                           0
Gross Profit: . . . . . . . . . .              0               0             0             0
Operating Expenses: . . . . . . .                              0                           0
General and Administrative. . . .        (40,808)        (40,808)     (164,806)     (164,806)
Research and Development. . . . .       (192,880)       (192,880)     (552,353)     (552,353)
Operating Loss. . . . . . . . . .       (233,688)       (233,688)     (717,159)     (717,159)
Other Income and (Expenses) . . .              -              -0             -            -0
Gain on sale of Investment. . . .              -              -0        17,200        17,200
Gain on sale of assets. . . . . .        100,000                       100,000
 (**)Adjustment Note 5 ($100,000)
Interest Income . . . . . . . . .            528             528         4,011         4,011
Total Other Income and (Expenses)        100,528             528       121,211        21,211
Net Income (Loss) . . . . . . . .       (133,160)       (233,160)     (595,948)     (695,948)
Net Income (Loss) per share . . .          (0.01)          (0.02)        (0.04)        (0.05)
Weighted Average common shares. .     13,153,911      12,353,911    13,153,911    13,153,911



     FINANCIAL STATEMENTS PROVIDED: Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements under cover of
Exhibit 00QF-3a for the three and nine months ended September 30, 2000. Please see Item 2, following for a discussion.

             The Remainder of this Page is Intentionally left Blank


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     We are a research and development company with no revenues and no immediate source or expectation of revenue generation. We have had no revenues since inception. We have been funded by our shareholder investors. Virtually all of the funding/working capital raised to date has been allocated for research and development of our several prototype projects. All projects developed by us are experimental in nature and are recorded as research and development expenses. Of our total expenses for the nine months ended September 30, 2000 of $717,159, research and development accounted for $552,353.

     We were organized in our present form in late 1997 to focus on developing cost-effective solutions to three principal global issues concerning : water, energy and pollution. We are a research and development company, and not a manufacturing or marketing company at this time. Our Company's thrust is to explore and/or develop alternative energy systems and water projects that are environmentally friendly in addition to being economically viable and competitive. We have been and continue to be a development stage company, substantially in a start-up mode, since the inception of our current business plan in December of 1997. All of our operations to date have been in the nature of research and development. We have acquired our developmental technology in the form of the direct acquisitions previously mentioned. Our aim and focus is the development of new and renewable energy sources and water projects. We consider our acquisitions as direct acquisitions, and not reverse acquisitions, because no change of control has resulted.

     We have no projects presently available for commercialization. We have not addressed issues of marketing or distribution of products yet, for the reason that our work has not reached the stage where such matters are appropriate to consider. When we have perfected working prototypes of products we deem ready for market, we will most likely expect to license the manufacturing and marketing of these products to others, or to engage in joint-venture relationships with marketing and distribution companies.

 (A) PLAN OF OPERATION: NEXT TWELVE MONTHS. Of the many projects we have undertaken in the past 3 1/2 years, we have selected three for our present primary focus. These three are viewed by management as being the closest to "commercialization" in as much as "proof-of-theory" prototypes of all three that have been built and tested satisfactorily at our facilities in Los Alamos, New Mexico.

     The first of these projects is SOLAREC (Solar Reduction of Carbon Dioxide). This patented project is wholly-owned by Renewable Energy Limited (REEL), our majority owned subsidiary. It uses only solar energy and takes carbon dioxide from the atmosphere to make commercial gasoline with electricity as a bi-product. The stated aim is to make electricity at less than five cents per kilowatt and gasoline at less than $1.00 per gallon; while, at the same time, reducing carbon dioxide content in the atmosphere. We believe that this project significantly addresses today's global energy and pollution problems.

     Our second project is H2ONOW. It is a wholly owned (patent-pending) project which addresses what is arguably the globe's most significant problem of producing clean, potable water, that is also inexpensive enough for agricultural purposes. Our aim is to produce water at a cost of less than 50 cents per 1000 gallons, or 13 cents per cubic meter. H2ONOW uses only solar energy along with seawater to produce potable water.

     Our third project is called MECH (Motor, Expander, Compressor, Hydraulics). This patent- pending concept is for an engine (or compressor) that, targeted at one-third the size and weight of a conventional internal combustion engine, would produce the same power with a third greater efficiency.

     In the past, we have reported progress in development of other projects which are presently deferred pending the commercialization of these three, that are most promising in the opinion of management. There is no doubt that the basic technologies developed in our now-deferred projects have been productive in the development of the three projects now commanding our prominent focus.

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

RISK  FACTORS.  Note 2 of our Auditor's report for the previous year end states:
"The Company has had recurring operational losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from this uncertainty.@ Notwithstanding our confidence in our sophisticated shareholders, and soundness of these re-organizational plans, we remain dependent on investor confidence in our future. There can be no assurance offered to the public by these disclosures, or otherwise, that we will be successful, or that we will ultimately succeed as a going concern. To the extent that existing resources and any future earnings prove insufficient to fund our activities, we will need to raise additional funds through debt or equity financing. We cannot assure that such additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. In addition, any equity financing could result in dilution to our stockholders. Our inability to obtain adequate funds could adversely affect our operations and ability to implement our business strategy. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Also, any additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

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

     We had previously announced our intended acquisition of Holisticom.com Limited in a transaction by which we would have created a new controlled subsidiary, and in which we would have placed 37% of our SUNSPRING program into Holisticom in exchange for 51% of Holisticom common stock; however, Holisticom has notified us that it will not proceed with the transaction, citing the decline of current market conditions, as follows: "This is formal notification from Sunspring Inc. [formally Holisticom.com Limited] that it hereby cancels the proposed acquisition of certain water related assets owned by XSEL [Solar Energy Limited]. The agreement dated June 26, 2000 is hereby null and void and the $100,000 deposit is hereby converted to a one year loan, bearing interest at 8%, interest accrued. The note is due February 28, 2002." This cancellation was dated February 26, 2001, and was accepted by us. Please refer to Exhibit 10.2 hereto. Although the transaction spoke as having been effective in August, the transaction never became effective, and the reorganization it contemplated was never put into effect.

     The former Note 5 (to our quarter financial statements) had stated: "During August 2000, the Company sold all intellectual property related to the 'Sunspring' project to Holisticom.com Limited for cash of $100,000 and 3,500,000 shares of Holisticom common stock. The Company recorded a gain on the sale of assets of $100,000 and recorded the stock received at a value of $0. There was no recorded basis for the intellectual property sold." The present Note 5 states: "During August 2000, the Company agreed to sell all intellectual property related to the 'Sunspring' project to Holisticom.com Limited for cash and common stock; however, that acquisition was not consummated and Holisticom has cancelled the transaction."

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

     Attached hereto as Exhibit 10.2 is the rescission agreement by which the Holisticom/Sunspring transaction was cancelled.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB-A amended Report for the Quarter ended September 30, 2000, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  February  27,  2001
                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)


/s/ Melvin L. Prueitt                   /s/ Joel S. Dumaresq
    Dr.  Melvin  L.  Prueitt                Joel  S.  Dumaresq
    Chairman/Director                       President/Director

/s/ Norman Wareham          /s/ Reed Jensen          /s/  David M. Jones
Norman  Wareham                 Dr. Reed Jensen           David M. Jones
Secretary/Treasurer             Director                  Director
Director

                                       11


--------------------------------------------------------------------------------
                                 EXHIBIT 00QF-3A

                         UN-AUDITED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                              Solar Energy Limited
                           Consolidated Balance Sheets

                                             September 30    December 31
                                                      2000           1999
  Unaudited
ASSETS

Current Assets
Cash and Cash Equivalents . . . . . . . . .  $      41,263   $    263,371
Total Current Assets. . . . . . . . . . . .         41,263        263,371
                                             --------------  -------------

Property and Equipment, net . . . . . . . .         46,696         25,297

Other Assets
Patent Costs. . . . . . . . . . . . . . . .         25,666         33,549
Goodwill. . . . . . . . . . . . . . . . . .         37,498         50,008
Investments Available for Sale (Note 5) . .              0              0
Deposits. . . . . . . . . . . . . . . . . .          4,837          4,537
Total Other Assets. . . . . . . . . . . . .         78,001         88,094
                                             --------------  -------------

Total Assets. . . . . . . . . . . . . . . .  $     165,960   $    376,762

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable. . . . . . . . . . . . . .         76,937         58,973
Accrued Expenses. . . . . . . . . . . . . .         31,595         16,183
Notes Payable . . . . . . . . . . . . . . .        100,000              0
Notes Payable - Related Party . . . . . . .        617,609        428,639
Total Current Liabilites. . . . . . . . . .        826,141        503,795
                                             --------------  -------------

Minority Interest (Note 3). . . . . . . . .  $     162,800   $          0

Stockholders' Equity
Common Stock, authorized 50,000,000
shares of $0.0001 par value, issued and
outstanding 13,153,911 shares . . . . . . .          1,315          1,315
Paid in Capital . . . . . . . . . . . . . .      1,797,197      1,797,197
Retained Deficit. . . . . . . . . . . . . .     (2,621,493)    (1,925,545)
Total Stockholders' Equity. . . . . . . . .       (822,981)      (127,033)
                                             --------------  -------------

Total Liabilities and Stockholders' Equity.  $     165,960   $    376,762

   The accompanying notes are an integral part of these financial statements.

                              Solar Energy Limited
                      Consolidated Statements of Operations

                                      For the three    For the three    For the nine    For the nine
                                      ===============  ===============
                                      months ended     months ended     months ended    months ended
                                      September 30     September 30     September 30    September 30
                                                2000             1999            2000            1999

SALES. . . . . . . . . . . . . . . .  $            0   $            0   $           0   $           0

COST OF GOODS SOLD . . . . . . . . .               0                0               0               0

GROSS PROFIT . . . . . . . . . . . .               0                0               0               0

OPERATING EXPENSES
General and Administrative Expenses.          40,808           13,551         164,806          32,274
Research and Development . . . . . .         192,880          135,982         552,353         361,558

TOTAL OPERATING EXPENSES . . . . . .         233,688          149,533        (717,159)        393,832

OPERATING INCOME (LOSS). . . . . . .        (233,688)        (149,533)       (717,159)       (393,832)

OTHER INCOME AND (EXPENSES)
Gain on sale of Investment . . . . .               0                0          17,200               0
Interest Income. . . . . . . . . . .             528            1,872           4,011           5,903

Total Other Income and (Expenses). .             528            1,872          21,211           5,903

NET INCOME (LOSS). . . . . . . . . .        (233,160)        (147,661)       (695,948)       (387,929)

NET INCOME (LOSS) PER SHARE. . . . .           (0.02)           (0.01)          (0.05)          (0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES . . . . . . . . . .      13,153,911       12,353,911      13,153,911      12,587,244

   The accompanying notes are an integral part of these financial statements.

                              Solar Energy Limited
                      Consolidated Statement of Cash Flows

                                                       For the nine    For the nine
                                                       ==============  ==============
                                                       months ended    months ended
                                                       September 30    September 30
                                                                2000            1999
Cash Flows From Operating Activities
Net Income (loss) . . . . . . . . . . . . . . . . . .      ($695,948)      ($387,929)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:
Depreciation & Amortization . . . . . . . . . . . . .         21,476               0
Gain on Sale of Investment. . . . . . . . . . . . . .        (17,200)              0
Change in Assets and Liabilites
Increase/(decrease) in:
Accounts Payable. . . . . . . . . . . . . . . . . . .         17,964          (2,878)
Accrued Expenses. . . . . . . . . . . . . . . . . . .         15,412           6,717
Net Cash Provided (Used) by Operating Activities. . .       (658,296)       (384,090)
                                                       --------------  --------------
Cash Flows from Investing Activities
Purchase of Property and Equipment. . . . . . . . . .        (27,761)         (6,812)
Cash Paid for Patent Costs. . . . . . . . . . . . . .         (4,721)        (14,347)
Cash Paid for Deposits. . . . . . . . . . . . . . . .           (300)              0
Cash received on sale of subsidiary . . . . . . . . .        180,000               0
Cash acquired in acquisition. . . . . . . . . . . . .              0          42,733
Net Cash Provided (Used) by Investing Activities. . .        147,218          21,574
                                                       --------------  --------------
Cash Flows from Financing Activities
Common stock issued for cash. . . . . . . . . . . . .              0         100,000
Proceeds from debt financing. . . . . . . . . . . . .        288,970         288,887
Principal payments on debt financing. . . . . . . . .              0        (110,000)
Net Cash Provided (Used) by Financing Activities. . .        288,970         278,887
                                                       --------------  --------------

Net Increase (Decrease) in Cash and Cash Equivalents.       (222,108)        (83,629)
Cash and Cash equivalents
Beginning . . . . . . . . . . . . . . . . . . . . . .        263,371         286,627

Ending. . . . . . . . . . . . . . . . . . . . . . . .  $      41,263   $     202,998
Supplemental Disclosures of Cash Flow Information:
Cash payments for interest. . . . . . . . . . . . . .  $           0   $           0
Cash payments for income taxes. . . . . . . . . . . .  $           0   $           0
                                                       ==============  ==============
Supplemental Schedule of Noncash
Investing and Financing Activities
Common Shares issued for services . . . . . . . . . .  $           0   $           0


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

NOTE  3  -  SALE  OF  SUBSIDIARY

     On June 30, 2000, Solar Energy Limited sold 100% of it's interest in Renewable Energy Corporation (RECO), a wholly-owned subsidiary, to Jade Electronic, Inc., who changed their name to Renewable Energy Limited (REEL) for 63% of the outstanding stock of REEL and cash of $180,000. At the point of sale REEL had no assets and no liabilities, thus RECO became its only assets, liabilities and operations at June 30, 2000. Because the Company essentially sold 37% of its interest in RECO for cash of $180,000, the Company recorded minority interest of $162,500 and a gain of $17,200. This acquisition was recorded by Jade as a reverse acquisition with RECO being the accounting acquirer, therefore no goodwill was recorded in the acquisition and REEL recorded the assets and liabilities of RECO at predecessor cost. The Company consolidated its books with REEL and HYDRO at September 30, 2000.

NOTE  4  -  GOING  CONCERN

     As disclosed in the audited financial statements at December 31, 1999, the Company is dependent upon financing to continue its operations. Management's plan was to raise additional funds to continue the development of its process. The agreement with REEL provided needed capital and the Company intends to raise additional funds through public and private offerings as needed to support operations. The Company's ability to continue is contingent upon its ability to continue to raise funds needed for operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              SOLAR ENERGY LIMITED
                               September 30, 2000


NOTE  5  -  SALE  OF  ASSETS

During August 2000, the Company agreed to sell all intellectual property related to the "Sunspring" project to Holisticom.com Limited for cash of $100,000 and 3,500,000 shares of Holisticom.com Limited's common stock. The Company would have recorded a gain on sale of assets of $100,000 and recorded the stock received at a value of $0. There was no recorded basis for the intellectual property sold.

Holisticom.com Limited subsequently notified the Company that it would not proceed with the transaction. The assets were not transferred and the Holisticom.com Limited common stock was not issued to the Company. Holisticom.com Limited's $100,000 deposit has been reclassified as a Note Payable.

                                       17


--------------------------------------------------------------------------------
                                  EXHIBIT 10.2

                      CANCELLATION OF PROPOSED ACQUISITION
--------------------------------------------------------------------------------

                                 SUNSPRING, INC.
                         formerly Holisticom.com Limited
                         151-10080 182 Street, Suite 838
                              Surrey, B.C. V3R 8X8


February  26,  2001


Solar  Energy  Limited
112  C  Longview  Drive
Los  Alamos,  New  Mexico


Gentlemen:

Re:     Proposed  acquisition  of  certain  water  related  assets  owned  by
                           Solar Energy Limited (XSEL)

This is formal notification from Sunspring, Inc. that it hereby cancels the proposed acquisition of certain water related assets owned by XSEL. The agreement dated June 26, 2000 is hereby null and void and the $100,000 deposit is hereby converted to a one year loan, bearing interest at 8%, interest accrued. The note is due February 28, 2002.

Sunspring may wish to revisit the proposed acquisition when the financial climate improves.

Written consent is required by Solar Energy Limited to this cancellation and by endorsing this letter below will be satisfactory notice. It is further understood that the proposed shares to be issued by Sunspring, Inc. to Solar Energy Limited are also cancelled.


Signed,
SUNSPRING,  Inc.

                                   Agreed by:
                              SOLAR ENERGY LIMITED

                              /s/Melvin L. Prueitt
                                MELVIN L. PRUEITT

cc:  William  Stocker

