Form 10KSB
period 2000-12-31
SOLAR ENERGY LTD
filed 2001-04-17
CIK 1058322

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-30060

                      for the year ended December 31, 2000


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

Securities  registered  pursuant  to Section 12(g) of the Act:   Common stock at
par  .0001

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

As  of  12/31/00:

     the aggregate market value of shares held by non-affiliates was approximately $119,039 based upon the closing price of $0.01 per share at December 29, 2000.

     the number of shares outstanding of the Registrant's Common Stock was 13,153,911

                       Exhibit Index is found on page 34.

                               Table of Contents:

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Business  Development                                               3
      (b)  Business  of  the  Issuer                                           4

Item  2.  Description  of  Property                                            7

Item  3.  Legal  Proceedings                                                   7

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          8

PART  II                                                                       8

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               8
      (a)  Market  Information                                                 8
      (b)  Holders                                                             9
      (c)  Dividends                                                           9
      (d)  Sales  of  Unregistered  Common  Stock  year  2000                  9
      (e)  Description  of  Securities                                         9

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation       10
      (a)  Plan  of  Operation:  Next  Twelve  Months                         11
      (b)  Cash Requirements and Our Need for additional funds, twelve months 12
      (c)  Discussion  and  Analysis  of  Results  of  Operations             13
      (d)  Discussion  and  Analysis  of  Financial  Condition                14
      (e)  Future  Prospects                                                  16

Item  7.  Financial  Statements                                               17
      (a)  Audit  Committee                                                   17
      (b)  Financial  Statements                                              17

Item  8.  Changes In and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          17

PART  III                                                                     18

Item  9.  Directors and Executive Officers, Promoters and Control Persons.    18

Item  10.  Executive  Compensation                                            20

Item  11.  Security Ownership of Certain Beneficial Owners and Management     21

Item  12.  Certain  Relationships  and  Related  Transactions                 23
      (a)  RECO  to  REEL                                                     23

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   23
      (a)  Financial  Statements                                              23
      (b)  Form  8-K  Reports                                                 23
      (c)  Exhibits                                                           23

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

      (2)  BANKRUPTCY,  RECEIVERSHIP,  OR  SIMILAR  PROCEEDING.  None.

      (3) HISTORICAL ACQUISITIONS. We have mentioned two acquisitions, about which additional disclosure will now be provided. We are presently, as of the date of this Report of April 15, 2001, engaging in the process of a material reorganization, about which also, more disclosure will be provided:

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

     Neither of these two acquisitions, individually or together, resulted in a change of control of Solar Energy Limited, directly or indirectly. The HAT founders shareholders aggregated own 5.33% of our issued and outstanding common stock. The RECO founding shareholder owns 2.66% of our issued and outstanding common stock. At all times, since December 17, 1997, our corporation has been controlled by its principal shareholder/investors, about whom or which, more disclosure is provided in Item 11 of this Report.

     Both Dr. Prueitt and Dr. Jensen are scientists formerly associated with Los Alamos National Laboratory. For more information about them, please see Item 9 of this Report.

      (4) MORE RECENT ACQUISITION ACTIVITY. We have made two additional acquisitions during this year 2000.

           (I) RECO TO REEL. On June 30, 2000, we sold our 100% interest of our RECO subsidiary to Renewable Energy, Ltd. (formerly incorporated as Jade Electronic, Inc.) for 63% of the outstanding stock of REEL, and for cash of $115,0000, and for a note receivable of $65,000. At that point in time, REEL had no assets and no liabilities and RECO became the only asset, liabilities and operations of REEL as of June 30, 2000. We effectively sold only 37% of RECO (since we own 63% of REEL). Accordingly that sale equates to cash and notes of $180,000. This acquisition was recorded by REEL as a reverse acquisition in which RECO was the acquirer for accounting purposes. We consolidated our books with HAT and REEL at June 30, 2000. We caused the name-change of Jade Electronic, Inc. to Renewable Energy, Ltd. The authorized capital of JADE is two hundred million shares of common stock, of par value $0.001 per share, of which 5,000,000 shares are issued and outstanding, immediately before the transaction. The issuance to us of 8,500,000 shares results in our initial 63% ownership of the resulting 13,500,000 shares, immediately after the transaction. This transaction may be viewed as an acquisition by us of REEL as a controlled subsidiary. This transaction is deemed by management to better position our assets for both future funding programs and more focused development of both SOLAREC technology and a marketing strategy for it. Although we own RECO 100% immediately before the transaction, and own it only 63% immediately afterwards, we would be selling that 37% of RECO for $180,000, which we can apply to our own funding requirements. We believe that, so positioned, the resulting REEL/RECO corporation could seek its financing independently of us, on its own merits, and with its own management (to be determined) to the mutual benefit of both corporations. Management's review indicates that no related parties were among the ownership of JADE immediately preceding the reorganization. Immediately following the transactions, our principal scientists and affiliates joined the Board of Directors of REEL.

           (II) HOLISTICOM.COM LIMITED. On or about September 15, 2000, we agreed to sell our SUNSPRING project to a Nevada Corporation Holisticom.com Limited in exchange for $100,000 cash, and 3,500,000 new investment shares (51.85%) of Holisticom common stock. Holisticom will be known in the future as Sunspring, Inc. This transaction was cancelled and did not occur.

 (B) BUSINESS OF THE ISSUER. We were organized in our present form in late 1997 to focus on developing cost-effective solutions to the three principal global issues concerning : water, energy and pollution. We are a research and development company, and not a manufacturing or marketing company at this time. Our Company's thrust is to explore and/or develop alternative energy systems and water projects that are environmentally friendly in addition to being economically viable and competitive. We have been and continue to be a development stage company, substantially in start-up mode, since the inception of our current business plan in December of 1997. All of our operations to date have been in the nature of research and development. We have acquired our developmental technology in the form of the direct acquisitions previously mentioned. Our aim and focus is the development of new and renewable energy sources and water projects. We consider our acquisitions as direct acquisitions, and not reverse acquisitions, because no change of control has resulted.

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

      Of the many projects we have undertaken in the past 3 1/2 years, we have selected three for our present primary focus. These three are viewed by management as being the closest to "commercialization" in as much as "proof-of-theory" prototypes of all three have been built and tested satisfactorily at our facilities in Los Alamos, New Mexico.

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

     Our second project is H2ONOW. It is a wholly owned (patent-pending) project of Sunspring, Inc. (SUNS), another subsidiary of Solar Energy Limited. This project addresses what is arguably the globe's most significant problem of producing clean, potable water, that is also inexpensive enough for agricultural purposes. Our aim is to produce water at a cost of less than 50 cents per 1000 gallons, or 13 cents per cubic meter. H2ONOW uses only solar energy along with seawater to produce potable water.

     Our third project is called MECH (Motor, Expander, Compressor, Hydraulics). This patent- pending concept is for an engine (or compressor) that, at one-third the size and weight of a conventional internal combustion engine, can produce the same power with a third greater efficiency.

     In the past, we have reported progress in development of other projects which are presently deferred pending the commercialization of these three, most promising in the opinion of management. There is no doubt that the basic technologies developed in our now-deferred projects have been productive in the development of the three projects now commanding our prominent focus.

      (1) RENEWABLE ENERGY LIMITED. ( REEL )(our majority-owned subsidiary) is now the successor to RECO founded by Dr. Reed Jensen. Dr. Jensen has developed certain intellectual property rights for a process called Direct Solar Reduction of CO2 to Fuel and Feedstock, which rights and patented process (U.S. Patent number 6066187) the Company intends to develop into a commercially viable system. This process utilizes solar energy to directly reduce CO2 that would have been released into the atmosphere while producing chemical feedstock, fuel (methane, diesel, etc.) and green or environmentally friendly electricity and oxygen as by-products. We regard the acquisition of RECO as a long-term investment in the growing world market for renewable energy sources and the reduction of pollution, especially greenhouse gases. Unlike HAT, REEL/RECO is considered an operating subsidiary. Each of the following projects has been developed by Dr. Jensen, with REEL/RECO.

     SOLAREC will use only solar energy plus carbon dioxide (CO2) from the atmosphere to produce a clean usable fuel (gasoline, diesel, etc.) with electricity and oxygen as byproducts.

      (2) SOLAR ENERGY LIMITED. MECH's mission (an internal combustion engine) is to design an internal combustion engine having one-third the size of a conventional engine with the same power and 33% greater efficiency. The MECH engine could have a wide variety of applications from vehicles and propeller driven aircraft, to lawn mowers and chain saws. Internal combustion engines have a theoretical efficiency of well over 50%, but the actual efficiency of present-day car engines is only half that number. A large part of the energy loss is due to sliding friction of the pistons in the cylinders. We have filed a patent application and made a small working prototype of a new engine design called MECH, which substitutes rolling friction for sliding friction in an internal combustion engine. MECH stands for Motor, Expander, Compressor and Hydraulics. The concept can be adapted to an internal combustion engine, gas expander, compressor and hydraulic pump or hydraulic motor.

      (3) SOME HISTORICAL INFORMATION. Hydro-Air Technologies, Inc. (our first acquisition) was a development stage company, founded by Dr. Melvin L. Prueitt, David Jones, Stanley Prueitt and Leslie Speir, which company had developed certain intellectual property rights with which they intended to generate commercially viable electrical power using the energy generated by the heat of evaporation of water. The intellectual property rights are called Hydro-Air Renewable Power System ( HARPS ) which includes two U.S. Patents, one granted on September 3, 1996 (number 5,551,238) and a second granted on July 28, 1998 (number 5,784,886), as well as Air Conditioner Energy System ( ACES") which includes a U.S. Patent (and International filings) granted December 28, 1999 (number 6006538). We regarded and currently regard this acquisition of HAT as an investment by us in future growth of demand for both HARPS and ACES. Our original plan was to aggressively develop HARPS and ACES, but experience has caused us to re-think our priorities in two significant respects. Both the HARPS and ACES projects have proven difficult to develop to the stage of working prototypes. The technical problems are complex and expensive to solve and would require more capital and time than we can currently commit. The preliminary work and experiments done and the test results generated by our preliminary work on HARPS and ACES have suggested and proven applicable and useful to other derivative projects which appear to us more likely to become commercially viable. For this reason, Management no longer regards HAT as an operating subsidiary, but as a passive subsidiary. This internal change of structure has had no effect upon our relationship with Dr. Prueitt, who continues to participate with us in various continuing capacities, including as an Officer and Director of Solar Energy Limited. HAT remains a New Mexico Corporation capable of being reactivated at such time as Management deems such reactivation useful.

     Persons interested in more information about HARPS and ACES are referred to Management's Discussion and Analysis, Item 6, sub-item (b)(2) for a discussion of future prospects.

      (4) OTHER DEFERRED SECONDARY PROJECTS. Each of the following projects, originally conceived by Dr. Prueitt is in a prototype stage as of the date of this Report. The "prototype stage" is not a single stage, but a series of testing stages referred to as "Phases". SOLAWATT (the production of electricity from solar energy) is the name for our unique plastic-film solar collectors, which are placed directly on the ground. Our patent application for SOLAWATT
(filed under its original and former name SPAESS) is S.N. 09/396,653. The continuing development and refinement of these collectors is important for the additional reason that these solar collectors are applicable to and provide one of the basic sub-systems to many aspects of Solar Energy Limited's projects, both currently and long-term. Each day there is a significant amount of energy striking the earth from the sun which if harnessed could provide electric power for the planet. PV panels are an excellent way to gather some of this energy, but the problem is that they turn off when the sun goes down. The traditional solar panels and processes have proved to be expensive for the practical production of electric power compared to the economies of electricity made with fossil fuel. SOLAWATT will provide economically produced power from the sun 24 hours per day. The power output decreases at night, but the demand for electricity also decreases at night. On hot summer days when a large amount of electric power is needed to run air conditioners, SOLAWATT performs at its best. SOLAWATT panels, consisting of tough plastic films with appropriate optical properties could conceivably be formed by an automated process in a factory and placed on large rolls. Transported to the field, the panels, which might be several hundred meters in length, can simply be rolled out onto the ground. Channels for water and air are provided in the panels. Insulation on the bottom of the panels is not necessary, since the ground becomes part of the heat energy storage system.

     SOLAWATT AND SUNSPRING are now being developed simultaneously for the reason that they both use our SOLAWATT solar energy collectors.

      (5) PATENT STATUS. Patent applications have been filed for SOLAWATT, SUNSPRING and MECH. SOLAREC is patented in the United States.

      (6) SOLAR ENERGY'S EMPLOYEES. The total number of employees is five full-time and four part-time, of which Solar Energy employees are three full-time and two part-time, and REEL/RECO, our majority-owned subsidiary, are two part-time and two full-time employees. There are four consultants that do work for both Solar and RECO.

      (7) CURRENT DEVELOPMENT PROGRAMS. Each of the following projects, listed below, is designed on a stand-alone basis. Each of our projects is described in more technical detail, with graphical display, on our web-site: http://www.solarenergylimited.com. Our web-site is continuously updated.

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

     YEAR 2000/2001 ISSUES. We have encountered no year 2000/2001 computer problems of our own, or in connection with any suppliers or correspondents. Management has determined that no such problems or issues existed or exist which has affected or will affect us.


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

     There were no Shareholder Meetings or matters submitted to shareholders during 2000.

                                    PART  II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares ( Common Stock ). The Company's Securities are not quoted in the over-the-counter market as of the date of this report. The common stock of Solar Energy Limited was listed on the OTC Electronic Bulletin Board ( OTCBB ) (symbol XSEL ). It ceased to be so listed for the reason that our 1934 Act Registration has not cleared comments, and continued for a time on NQB Pink Sheets, until SEC comments might be cleared and our OTCBB listing can be restored. However, it has ceased trading on the NQB Pink Sheets for the reason that our sole Market Maker ceased doing business, and we did not learn of this fact until the four days (provided by NASD rules for the introduction of another Market Maker without interruption of trading) had passed. As of March 27, 2001, our Form 10 had cleared comments. An application for restoration of quotation is now pending.

     As in the past, when and if restored to quotation, there will be a young, sporadic and potentially volatile trading market for our shares. Quotations for, and transactions in the Securities, are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

     Based upon standard reporting sources (www.BigCharts.com), the following information is provided:

period .  high bid  low bid
---------------------------
1st 1999      2.90     1.75
2nd 1999      1.95     0.80
3rd 1999      1.05     0.15
4th 1999      0.75     0.25
1st 2000      1.00    0.375
2nd 2000     0.906   0.3125
3rd 2000  None
4th 2000  None


     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

 (B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2000, was approximately 270.

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

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  YEAR  2000.  None.

 (E)  DESCRIPTION  OF  SECURITIES.

      (1) CAPITAL AUTHORIZED AND ISSUED. We are authorized to issue 50,000,000 shares of a single class of Common Voting Stock, of par value $0.0001, of which 13,153,911 are issued and outstanding.

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

      (3) SECONDARY TRADING. This refers to the marketability to reselling the securities in brokerage transactions, and that marketability is generally governed by Rule 144, promulgated by the Securities and Exchange Commission pursuant to 3 of the Securities Act of 1933. Securities which have not been registered pursuant to the Securities Act of 1933, but were exempt from such registration when issued, are generally Restricted Securities as defined by Rule 144(a). The impact of the restrictions of Rule 144 are (a) a basic one year holding period from purchase; and (b) a limitation of the amount any shareholder may sell during the second year, as to non-affiliates; however, as to shares owned by affiliates, the second-year limitation of amounts attaches and continues indefinitely, at least until such person has ceased to be an affiliate for 90 days or more. The limitation of amounts is generally 1% of the total issued and outstanding in any 90 day period.

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

     Section  15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     RISKS OF STATE BLUE SKY LAWS. In addition to other risks, restrictions and limitations which may affect the resale of the existing shares of our common stock, consideration must be given to the Blue Sky laws and regulations of each State or jurisdiction in which a shareholder wishing to re-sell may reside. Some States may distinguish between companies with active businesses and companies whose only business is to seek to secure business opportunities, and may restrict or limit resales of otherwise free-trading and unrestricted securities. We have taken no action to register or qualify our common stock for resale pursuant to the Blue Sky laws or regulations of any State or jurisdiction. Accordingly offers to buy or sell our existing securities may be unlawful in certain States


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     Our research and development had accelerated in year 2000 over comparable periods in 1999, notwithstanding that we expensed less in the current year than the previous one. This is due in part to our identification of additional projects inspired from our earlier work. Of our total expenses research and development accounted for a substantial portion of our total expenses. We are a research and development company.

Operations:  December 31  One Year Audited  From Inception
                                      2000            1999     1998  Cumulative
-------------------------------------------------------------------------------
General & Administrative           358,116         125,670  656,602   1,169,401
Research & Development .           612,806         839,692  288,088   1,740,586
   Total Expenses. . . .           970,922         965,362  944,690   2,909,987




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


 (B) CASH REQUIREMENTS AND OUR NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have depended and do depend on continued support from our principal shareholders to cover any shortfall. There is no binding agreement by which these or any shareholders are committed to continue funding our research and development. While our shareholders have indicated no lack of continuing support, if our required funding is not provided, we may not be able to continue as a going concern. We require approximately $3,000,000 to meet our budgetary requirements for the next 12 months. The agreement with REEL provided needed capital and we intend to raise additional funds through public and private offerings, as needed to support our continuing operations.

     We have enjoyed no revenues since our inception as a research and development company. We have been supported by our circle of sophisticated shareholders, who are committed to continue supporting our development, as needed, and to see our program through to successful profitability. Our supporting are entrepreneurial investors committed to meet any short-fall in our funding. Since there is no legally binding agreement by these shareholders to advance further funds, no firm assurance can be given that required funding will continue to be secured on a timely basis. If this contingency fails we may not be able to continue as a going concern.

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

 (C) DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS. We are a development stage company. Our activities to date consist entirely of research and development.

Operations:  December 31. . . .                       One Year Audited              From
                                                                                  Inception
                                              2000          1999         1998    Cumulative
--------------------------------------------------------------------------------------------
Revenues. . . . . . . . . . . .                  0             0            0             0
                                                                                ------------
 Total Revenues:. . . . . . . .  $               0   $         0   $        0   $      0.00
                                 ------------------  ------------  -----------  ------------
General & Administrative. . . .            358,116       125,670      656,602     1,169,401
                                 ------------------  ------------  -----------  ------------
Research & Development. . . . .            612,806       839,692      288,088     1,740,586
   Total Expenses . . . . . . .            970,922       965,362      944,690     2,909,987
                                 ------------------  ------------  -----------  ------------
      Net Operating Loss. . . .            970,922       965,362      944,690     2,909,987
                                 ------------------  ------------  -----------
Gain on sale of investments . .             17,200             0            0        17,200
                                 ------------------  ------------  -----------
Interest Income . . . . . . . .              3,223         8,276        5,244        16,743
Loss on sale of assets. . . . .             (2,575)            0            0        (2,575)
   Total Other Income . . . . .             17,848         8,276        5,244        31,368
                                 ------------------  ------------  -----------
         Net Income (Loss). . .           (953,074)     (957,086)    (939,446)   (2,878,619)
                                 ------------------  ------------  -----------
Net Income (Loss) per share . .               (.07)         (.08)        (.18)         (.47)
                                 ==================  ============  ===========  ============
Weighted Average common shares.         13,153,911    12,378,911    5,164,228     5,959,013



      In 1998, our largest expenses were bad debt, financial services, legal and accounting, research and development, and travel. Each of these items greatly reduced in 1999 (we have no 2000/1999 bad debts) except research and development, our primary activity, which increased in 1999 and was more modest in 2000. Our development continues to accelerate as our projects near operational status. Our General and Administrative expenses remain consistently comparable; however, recent quarters have reflected non-recurring expenses for legal and professional expenses in connection with our 1934 Act Registration, and continuing comments and responses by and to the Staff of the Commission. Our Form 10-SB is effective and clear of SEC comments as of the date of filing this report.

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

 (D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION. We are a development stage company. Our activities to date consist entirely of research and development.

Balance Sheet . . . . . . . .        2000          1999         1998
December 31
---------------------------------------------------------------------
Cash. . . . . . . . . . . . .      38,331   $   263,371   $  286,627
Employee Advance. . . . . . .       1,384             0          213
Prepaid Expenses. . . . . . .         206             0            0
Note Receivable . . . . . . .           0             0       50,000
Current Assets. . . . . . . .      39,921       263,371      336,840
                               -----------  ------------  -----------
Property and Equipment, Net .      35,610        25,297       16,653
                               -----------  ------------  -----------
Organization Costs. . . . . .           0             0        2,181
Patent Costs (Note 6) . . . .      48,534        33,549        9,808
Goodwill (Note 7) . . . . . .      33,328        50,008       66,677
Deposits. . . . . . . . . . .       4,837         4,537        4,537
Other Assets. . . . . . . . .     122,309       113,391       99,856
                               -----------  ------------  -----------
Total Assets. . . . . . . . .     162,230       376,762      436,696
                               -----------  ------------  -----------
Accounts Payable. . . . . . .     166,089        58,973       44,236
                               ===========  ============  ===========
Accrued Liabilities . . . . .      64,292        16,183       15,154
Notes Payable (Related Party)     749,156       428,639      210,252
Total Current Liabilities . .     979,537       503,795      269,642
                               -----------  ------------  -----------
Notes Payable (Note 12) . . .     100,000             0            0
                               -----------  ------------  -----------
Total Long-Term Liabilities .     100,000             0            0
                               -----------  ------------  -----------
Minority Interest (RECO/JADE)     162,800             0            0
                               -----------  ------------  -----------
SubTotal. . . . . . . . . . .     162,800             0            0
                               -----------  ------------  -----------
Common Stock. . . . . . . . .       1,315         1,315        1,190
                               -----------  ------------  -----------
Paid-in Capital . . . . . . .   1,797,197     1,797,197    1,133,323
Accumulated Deficit . . . . .  (2,878,619)   (1,925,545)    (968,459)
Total Equity. . . . . . . . .  (1,080,107)     (127,033)     166,054
                               -----------  ------------  -----------
Total Liabilities and Equity.     162,230       376,762      435,696
                               -----------  ------------  -----------

PROPERTY  AND  EQUIPMENT,  NET.  Property  and equipment is detailed as follows:


                              2000      1999
---------------------------------------------
Office Equipment & . . .  $ 49,301   $26,496
Furniture
Tools. . . . . . . . . .     1,539     1,539
Auto . . . . . . . . . .         0     6,522
                            50,840    34,557
                          ---------  --------
Accumulated Depreciation   (15,230)   (9,260)
                            35,610    25,297
                          ---------  --------
Depreciation Expense . .     6,455     6,516
                          =========  ========


     PATENT COSTS (NOTE 6). We have incurred legal costs in connection with the Patent process which we have rights to, and have therefore capitalized those costs and are amortizing them over a five year period. Amortization expenses attributable to patents were $10,467 (2000) and $778 (1999).

     GOODWILL (NOTE 7). We recorded Goodwill in connection with our first acquisition (HAT), due to the negative equity portion of HAT. A total of $83,346 was recorded upon acquisition and is being amortized over a five year period. The realization of this asset is contingent upon HAT's ability to generate revenues from the HARPS process. We initially recorded Goodwill in connection with the acquisition of RECO due to the negative equity position of RECO, however, pursuant to FIN 4, we expensed the excess consideration as in-process Research & Development costs because the intellectual property and process is still being developed. A total of $439,900 was expensed in connection with this acquisition.

     NOTES PAYABLE (RELATED PARTY) (NOTE 8). Cesare Bette, a shareholder loaned us $100,000 during 1998, short term. The advance was repaid in February 1999. Baycove Investments, Ltd., a shareholder, loaned us $330,517 (2000) and $308,387
(1999). These loans are non-interest bearing and due upon demand. The balance of these loans at December 31 was $749,156 (2000) and $418,639 (1999). Dr. Reed Jensen, a shareholder, loaned us $20,000 during 1999. The loan is non-interest bearing and due upon demand. We re-paid this loan in full as of December 31, 2000.

     NOTE RECEIVABLE (1998) . Pursuant to a purchase agreement for our original acquisition of RECO, we advanced $50,000 during 1998 as an unsecured loan. On closing about January 31, 1999, $30,000 of the loan was converted to equity of RECO as we became 100% owners of RECO's common stock. The remaining $20,000 of the unsecured loan was advanced for start-up costs and is considered as a cost of the investment in RECO. According to the agreement, we issued 350,000 shares to RECO shareholders. This business combination was accounted for using the purchase method.

     MINORITY INTEREST (RECO/JADE). On June 30, 2000, we sold our 100% interest of our RECO subsidiary to Renewable Energy, Ltd. (formerly incorporated as Jade Electronic, Inc.) for 63% of the outstanding stock of REEL, and for cash of $115,0000, and for a note receivable of $65,000. At that point in time, REEL had no assets and no liabilities and RECO became the only asset, liabilities and operations of REEL as of June 30, 2000. We effectively sold only 37% of RECO (since we own 63% of REEL). Accordingly that sale equates to cash and notes of $180,000. This acquisition was recorded by REEL as a reverse acquisition in which RECO was the acquirer for accounting purposes. We consolidated our books with HAT and REEL at June 30, 2000. We caused the name-change of Jade Electronic, Inc. to Renewable Energy, Ltd. Because we essentially sold 37% of our interest in RECO for cash of $180,000, we recorded minority interest of $162,500 and a gain of $17,200.

     HOLISTICOM.COM LIMITED NOT ACQUIRED (NOTE 12). We had previously announced our intended acquisition of Holisticom.com Limited in a transaction by which we would have created a new controlled subsidiary, and in which we would have placed 37% of our SUNSPRING program into Holisticom in exchange for 51% of Holisticom common stock; however, Holisticom has notified us that it will not proceed with the transaction, citing the decline of current market conditions, as follows: "This is formal notification from Sunspring Inc. [formally Holisticom.com Limited] that it hereby cancels the proposed acquisition of certain water related assets owned by XSEL [Solar Energy Limited]. The agreement dated June 26, 2000 is hereby null and void and the $100,000 deposit is hereby converted to a one year loan, bearing interest at 8%, interest accrued. The note is due February 28, 2002." This cancellation was dated February 26, 2001, and was accepted by us. Please refer to Exhibit 10.2 of Form 10-QSB-A2 for that document. Although the transaction spoke as having been effective in August, the transaction never became effective, and the reorganization it contemplated was never put into effect. We therefore created a note payable to Holisticom for the repayment of its $100,000 deposit. The note, a one year loan, bearing interest at 8%, interest accrued is due February 28, 2002.

 (E) FUTURE PROSPECTS. No efforts have been made to date to identify other companies to manufacture our products or to identify probable or targeted licensees. We have determined to await commercially viable prototype readiness before addressing manufacturing and marketing issues. We do not expect to achieve significant sales, if any, in the next twelve to eighteen months.

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

     SUMMARY. We do not expect to achieve profitability in the next twelve months. We are making significant progress in developing and proving our technologies. We are dependent for funding on the support of our shareholders. There is no assurance that funding will not run out. There is no assurance that we will succeed in our various efforts. While no guarantee can be given as to when or whether we will achieve significant revenues and profitability, a reasonable estimate is believed to be eighteen months to two years from the date of this Report.


                         ITEM 7.  FINANCIAL STATEMENTS.


 (A) AUDIT COMMITTEE. The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2000 be included and filed with the Securities and Exchange Commission.

 (B) FINANCIAL STATEMENTS. Audited Financial Statements for the years ended December 31, 2000, 1999, 1998 and from inception are provided as Exhibit FK-00 attached hereto and incorporated by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been substantially reproduced in Item 6 preceding and discussed therein.

             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

             The Remainder of this Page is Intentionally left Blank

                                    PART  III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

     Lon LaFlamme (age 50) was engaged by management to steer operations of Solar Energy Limited as Interim President and Chief Executive Officer from May 1 to July 31, 2000, and to recommend changes if any to its operations and organization. Having accomplished his mission of mobilizing staff, realigning commercially viable project priorities, and crafting written project profiles for a website update and support literature in plain English rather than technical language, August 1, 2000. Shareholder and Board member, Joel Dumaresq, a seasoned public company leader for over a decade, resumes the uncompensated role of President and Chief Executive Officer, effective August 1, 2000. Mr. LaFlamme had a 23 year tenure with EvansGroup (Publicist) Marketing, assuming the role of President/CEO one of the dominant integrated marketing companies in the Western United States. As one of three on the executive committee, he collaboratively joined in overseeing that corporation's ten-office system. He was instrumental in establishing an environmental affairs division, focusing on utility, air pollution control and environmental engineering. Under his leadership, he and that company garnered National, regional and local awards of excellence. Most recently, he has provided consulting services for U.S. and international clients, served as marketing professor at Brigham Young
University, the largest private university in North America. He has also authored three published novels.

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


                                                                      Long Term Compensation
                            Annual Compensation                        Awards      Payouts
a . . . .            .  b         c            d        e           f         g       h        i
-----------------------------------------------------------------------------------------------------
Name. . . .            Year    Salary        Bonus                          Securi-  LTIP
And . . . .                      ($)          ($)     Other       Restric-   Ties  Payouts
Principal .                                          Annual        Ted       Under-   ($)  All Other
Position. .                                          Compen        Stock     Lying          Compen
                                                     -sation       Awards   Options         Sation
                                                       ($)          ($)      SAR's            ($)
                                                                              (#)
------------------------------------------------------------------------------------------------
Joel Dumaresq           2000        0         0          0           0         0         0           0
President/CEO
                        1999        0         0          0           0         0         0           0
                        1998        0         0          0           0         0         0           0
                        1997        0         0          0           0         0         0           0



NOTES  TO  TABLE:

(1) Lon LaFlamme, while serving as interim President and CEO received compensation in the amount of $25,000. He did not receive any options, shares or other compensation.

(2) We issued a total of 700,400 shares to or for HAT in previous years. We are required to issue to or for HAT one additional share for each $2.00 of earnings generated by HAT from the HARPS project, as determined by Generally Accepted Accounting Principles (GAAP) to a maximum of 3,502,000 additional investment shares. The HARPS project has been deferred, indefinitely. There have not been revenues to date, so that no further issuances have been made to or for HAT. There is no indication when or if these shares or any of them will be earned.

     This discussion is complicated by those internal arrangements among the former HAT shareholders, and their Hydro-Air Founders LLC. The HAT Founders LLC is a kind of trust arrangement for the shares issued to it and the shares which may become issuable to it, when and if HAT/HARPS produced earnings. Their Founders Agreement sets up a formula for distribution in proportion to their continuing participation. In order to determine how the HAT founders would distribute their Founders Agreement shares, the computation would include factors such as hours and other participation not yet ascertainable. Since it is impossible to determine whether or whom shares may be issued in the future, no tabular presentation of these multiple contingencies is practicable. The Founders Agreement (internal to HAT subsidiary) is incorporated herein by this reference to our previous Annual Report, Form 10-ksb-A3, for December 31, 1999, at Exhibit 10.3 thereof.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents, as of the date of this Report, December 31, 2000, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, known to or discoverable by us, and the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock. More than one person, entity or group could be beneficially interested in the same securities, so that the totals of shares and of percentages may accordingly exceed one hundred percent. We have only one class of stock, issued and outstanding, namely Common Voting Equity Shares.

     In the following table, the total beneficial ownership of shares is shown. "1 Shares" shows the actual number shares owned. "2 Shares" shows the total share ownership attributed to the shareholder pursuant to the Rules of Attribution.


 Name and Address of Beneficial Owner. .    1 Shares    %      2 Shares     %
                                             Actual           Attributed
--------------------------------------------------------------------------------
Dr. Melvin L. Prueitt (1)                   67,239    0.51     700,400    5.32
161 Cascabel
Los Alamos, New Mexico,
87544Chairman/Director
--------------------------------------------------------------------------------
Joel S. Dumaresq                            20,000    0.15
#5 4360 Agar Drive
Richmond BC Canada V7B
1A3President/Director
--------------------------------------------------------------------------------
Norman Wareham                                 -0-    0.00
1177 West Hastings
Vancouver BC 2V6 E2K   Secretary-
Treasurer/Director
--------------------------------------------------------------------------------
David M. Jones (1)                         33,619     0.26     700,400    5.32
131 San Ildefonso
Los Alamos, New Mexico, 87544  Director
--------------------------------------------------------------------------------
Dr. Reed Jensen.                           200,000    1.52
121 La Vista
Los Alamos, New Mexico, 87544  Director
--------------------------------------------------------------------------------
 Officers and Directors as a Group         320,859    2.44   1,400,802   10.65
--------------------------------------------------------------------------------
Leslie Speir (1)                            33,400    0.25     700,400    5.32
PO Box 4172
Fairview Station
Espanola, NM 87533
--------------------------------------------------------------------------------
Stanley Prueitt (1)                         33,619    0.26     700,400    5.32
2848 A. Walnut Street
Los Alamos, NM 87544
--------------------------------------------------------------------------------
Hydro-Air Founders (1)                     372,613    2.83     700,400    5.32
1177 West Hastings
Vancouver BC V6E 2K3
--------------------------------------------------------------------------------
Baycove Investments, Ltd.                  140,080    1.06                7.15
1177 West Hastings
Vancouver BC V6E 2K3
--------------------------------------------------------------------------------
Other 5% Owners                            579,712    4.41   2,101,200   15.97
--------------------------------------------------------------------------------
Reference Only: Total Issued & Out      13,153,911  100.00  13,153,911  100.00
--------------------------------------------------------------------------------


(1) The Founders of HAT are the interested persons in the Hydro-Air Founders. For that reason the total of all is shown as attributed to each, in column "2-Shares Attributed".

     CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of Registrant.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


 (A) RECO TO REEL. On June 30, 2000, we sold our 100% interest of our RECO subsidiary to Renewable Energy, Limited. (formerly incorporated as Jade Electronic, Inc.) for 63% of the outstanding stock of REEL, and for cash of $115,0000, and for a note receivable of $65,000. At that point in time, REEL had no assets and no liabilities and RECO became the only asset, liabilities and operations of REEL as of June 30, 2000. We effectively sold only 37% of RECO (since we own 63% of REEL). Accordingly that sale equates to cash and notes of $180,000. This acquisition was recorded by REEL as a reverse acquisition in which RECO was the acquirer for accounting purposes. We consolidated our books with HAT and REEL at June 30, 2000. We caused the name-change of Jade Electronic, Inc. to Renewable Energy, Limited. Management's review indicates that no related parties were among the ownership of JADE immediately proceeding the reorganization. Immediately following the transactions, our principal scientists joined the Board of Directors of JADE/REEL Dr. Reed Jensen and Dr. Melvin Prueitt have been identified as initial directors of the Jade Electronic, Inc., the acquiror of RECO, in a transaction in which we acquire control of JADE. (The Offer to Purchase is incorporated herein by this reference to our previous Annual Report, Form 10-ksb-A3, for December 31, 1999, at Exhibit 10.4).


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. Exhibit FK-00. Audited Financial Statements: Solar Energy Limited: Consolidated: December 31, 2000, 1999, 1998 and from inception

 (B)  FORM  8-K  REPORTS.  None

 (C) EXHIBITS. Please see Exhibit Indices 1, 2 and 3 immediately following. These Exhibits are incorporated herein by reference to our previous Annual Report, (1 )on Form 10-ksb-A3, for the year ended December 31, 1999; (2) Form 10-QSB-A and; (3) Form 10-QSB-A2; respectively, as indicated.


     The  Remainder  of  this  Page  is  Intentionally  left  Blank

                                       27


--------------------------------------------------------------------------------
                                     Exhibit
Table                     Description  of  Exhibit
--------------------------------------------------------------------------------
#      Incorporated  by  Reference  to  Form  10-KSB-A3  (December  31,  1999
--------------------------------------------------------------------------------
            [3]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
3.1      Certificate  of  Incorporation:  Solar  Energy  Limited.
3.2      Articles  of  Incorporation:  Hydro-Air  Technologies,  Inc.
3.3      By-Laws:  Hydro-Air  Technologies,  Inc.
3.4      Articles  of  Renewable  Energy  Corporation
3.5      Reorganization:  Salvage  World  and  Solar  Energy  Limited
3.6      Merger  of  Salvage  World  and  Taurus
--------------------------------------------------------------------------------
                               [5]   VOTING TRUST
--------------------------------------------------------------------------------
5     Voting  Trust  Agreement:  Internal  to  HAT
--------------------------------------------------------------------------------
                       [6] MATERIAL CONTRACTS/ACQUISITION
--------------------------------------------------------------------------------
10.1 First Amendment to Offer to Purchase and Plan of Internal Funding and Share Release and Plan of Reorganization and Acquisition (HAT)
10.2     Stock  Restriction  Agreement:  Internal  to  HAT
10.3     Founders  Agreement:  Internal  to  HAT
10.3     Purchase  Agreement  for  acquisition  of  Renewable Energy Corporation
10.4     Offer  to  Purchase  Jade  Electronic  Inc./Solar Energy Limited (RECO)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     Exhibit
Table                      Description  of  Exhibit
--------------------------------------------------------------------------------
#      Incorporated  by  Reference  to  Form  10-QSB-A  (9/30/00)
10.1     Offer  to  Purchase:  Holisticom.com  Limited
--------------------------------------------------------------------------------
       Description  of  Exhibit
      Incorporated  by  Reference  to  Form  10-QSB-A2  (9/30/00)
--------------------------------------------------------------------------------
      10.2     Cancellation of Proposed Acquisition: Holisticom.com Limited
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)

Dated:  April  15,  2001




  /s/Melvin Prueitt            /s/Joel Dumaresq
Dr.  Melvin  L.  Prueitt          Joel  S.  Dumaresq
Chairman/Director                 President/Director


  /s/Norman Wareham                     /s/David Jones
     Norman  Wareham                       David M. Jones
     Secretary/Treasurer/Director          Director



  /s/Reed  Jensen
Dr.  Reed  Jensen
Director

                                       29


--------------------------------------------------------------------------------
                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS:

                       SOLAR ENERGY LIMITED: CONSOLIDATED:

                          DECEMBER 31, 2000, 1999, 1998

                               AND FROM INCEPTION
--------------------------------------------------------------------------------

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


                                 C O N T E N T S


Auditor's  Report                                                             32

Consolidated  Balance  Sheets                                                 33

Consolidated  Statements  of  Operations                                      34

Consolidated  Statements  of  Stockholders'  Equity                           35

Consolidated  Statements  of  Cash  Flows                                     36

Notes  to  the  Consolidated  Financial  Statements                           37

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Solar Energy Limited

We have audited the accompanying consolidated balance sheets of Solar Energy Limited (a Development Stage Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999, 1998 and from inception on January 5, 1994 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited (a Development Stage Company) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years ended December 31, 2000, 1999, 1998 and from inception on January 5, 1994 through December 31, 2000 in conformity with generally accepted accounting principles.

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


/s/Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah
March  31,  2001

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                           Consolidated Balance Sheets
                                     ASSETS

                                                        December  31,
                                                  2000                  1999
--------------------------------------------------------------------------------

Current  assets
   Cash                                $           38,331          $     263,371
   Employee  advance                                1,384                      0
   Prepaid  Expenses                                  206                      0
                                       -----------------------------------------
Total  Current  Assets                             39,921                263,371
                                       -----------------------------------------
Property  &  Equipment  (Note  5)                  35,610                 25,297
                                       -----------------------------------------
Other  Assets
   Patent Costs (Note 6)                           48,534                 33,549
   Goodwill  (Note  7)                             33,328                 50,008
   Deposits                                         4,837                  4,537
                                       -----------------------------------------
Total  Other  Assets                               86,699                 88,094
                                       -----------------------------------------
      Total  Assets                    $          162,230         $      376,762
                                       =========================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  payable                              166,089                 58,973
   Accrued liabilities                             64,292                 16,183
   Notes  payable-related party (Note 8)          749,156                428,639
                                       -----------------------------------------
       Total  Current  Liabilities                979,537                503,795

Long-Term  Liabilities
   Notes  payable  -  (Note  11)                  100,000                      0
Minority  interest                                135,625                      0


Stockholders'  Equity
   Common  Stock,  authorized
      50,000,000  shares  of  $.0001  par  value,
      issued  and  outstanding  13,153,911  and
     13,153,911 shares respectively                 1,315                  1,315
   Additional  Paid  in  Capital                1,797,197              1,797,197
   Deficit  Accumulated  During  the
     Development  Stage                        (2,851,444)           (1,925,545)
                                       -----------------------------------------
       Total  Stockholders'  Equity            (1,052,932)             (127,033)
                                       -----------------------------------------
Total Liabilities and Stockholders' Equity    $   162,230     $          376,762
                                       =========================================

  The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                      Consolidated Statements of Operations

                                                                                  Cumulative
                                                   For  the  years                   Total
                                               ended  December  31,                  Since
                                      2000           1999            1998          Inception
--------------------------------------------------------------------------------------------
Revenues:                         $        0    $        0   $          0     $            0

Operating  Expenses:
   General  &  Administrative        358,116       125,670        656,602          1,169,401
   Research  &  Development          612,806       839,692        288,088          1,740,586

  Total  Operating  Expenses         970,922       965,362        944,690          2,909,987

Operating Income (Loss)             (970,922)     (965,362)      (944,690)       (2,909,987)

Other  Income  (Expenses)
   Minority  Interest                 27,175             0              0             27,175
   Gain  on  sale of investments      17,200             0              0             17,200
   Loss  on  sale  of  assets         (2,575)            0              0             (2,575)
   Interest  Income                    3,223         8,276          5,244             16,743

   Total Other Income (Expenses)      45,023         8,276          5,244             58,543

Net  (Loss)                   $     (925,899)  $  (957,086)   $  (939,446)    $   (2,851,444)

Net  Loss  Per  Share         $         (.07) $       (.08)   $      (.18)    $         (.47)

Weighted average shares
outstanding                       13,153,911    12,378,911      5,164,228          5,959,013


  The accompanying notes are an integral part of these financial statements.
                                       34


                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                Additional      During  the
                                               Common  Stock                      paid-in       Development
                                        Shares               Amount               capital          Stage
-----------------------------------------------------------------------------------------------------------

Balance  at  beginning  of  development
 stage  - January 5, 1994                    0        $            0          $           0   $           0

1/5/94-Stock issued for
organization cost                    1,250,000                   125                  2,375               0

Net  loss  December  31,  1994               0                     0                      0            (500)

Balance,  December  31,  1994        1,250,000                   125                  2,375            (500)

Net  loss  December  31,  1995                                                                         (500)

Balance,  December  31, 1995         1,250,000                   125                  2,375          (1,000)

10/96-Shares issued for
cash at $2.00                           13,000                     1                 25,999               0

11/96-Shares issued for cash at $.09     8,312                     1                    761               0

12/96-Shares issued for cash at $.20     1,250                     0                    251               0

Stock  split  rounding  adjustment       5,949                     1                     (1)              0

Net  loss  December  31,  1996               0                     0                      0         (24,013)

Balance,  December  31, 1996         1,278,511                   128                 29,385         (25,013)

Net  loss December 31, 1997                  0                     0                      0          (4,000)

Balance,  December  31, 1997         1,278,511                   128                 29,385         (29,013)

1/98-Shares  issued  for  acquisition  of
 Hydro-Air  Technologies,  Inc.        700,400                   70                     (70)              0

6/98-Shares issued for
cash at $.10 per  share              7,800,000                  780                 779,220               0

7/98-Shares issued for
cash at $1.00 per share                125,000                   12                 124,988               0

11/98-Shares  issued  for
cash  at  $.01  per  share           2,000,000                  200                 199,800               0

Net  loss  for  the  year
ended  December  31,  1998                   0                    0                       0        (939,446)

Balance,  December  31,  1998       11,903,911                1,190               1,133,323        (968,459)

4/99-Shares issued for
cash at $1.00 per share                100,000                   10                  99,990               0

1/99-Shares issued for acquisition of Renewable
Energy Corporation at
$1.20 per share                        350,000                   35                 419,965               0

10/99-Shares issued for
cash at $.18 per share                 800,000                   80                 143,920               0

Net loss for the year
ended December 31, 1999                      0                    0                       0        (957,086)

Balance,  December  31,  1999       13,153,911                1,315               1,797,197      (1,925,545)

Net  loss  for the year
ended December 31, 2000                      0                    0                       0        (925,899)

Balance,  December  31,  2000       13,153,911          $     1,315          $    1,797,197   $  (2,851,444)

  The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                                        January  5,
                                                                                      1994  (inception
                                                                                          of  the
                                                                                         development
                                                          For  the  years                 stage)  to
                                                        ended  December  31,            December  31,
                                              2000             1999           1998           2000
---------------------------------------------------------------------------------------------------------
Cash  Flows  From  Operating
 Activities
     Net  loss                        $   (925,899)     $   (957,086)     $   (939,446)   $   (2,851,444)
     Adjustments  to  reconcile
       net  loss  to  net  cash
       provided  by  operations
       (net  of  acquisition):
      Amortization/Depreciation             33,602            30,497            21,968            88,067
         Bad  Debt                               0                 0           225,000           225,000
         Stock  issued  for  services            0                 0           180,000           180,000
         Stock  issue  for  R&D  expenses        0           439,900                 0           439,900
         Loss  on  sale  of  assets          2,575                 0                 0             2,575
         Gain on sale of stock             (17,200)                0                 0           (17,200)
         Minority  interest                (27,175)                0                 0           (27,175)
      Increase/Decrease  in:
         Prepaid  expenses                    (206)                0                 0              (206)
         Employee  advance                  (1,384)              213              (176)           (1,347)
         Accounts  payable                 107,116            14,321            34,770           156,207
         Accrued  expenses                  48,109             1,029            15,154            64,292

Net  Cash  Flows  Used  In
 Operating  Activities                    (780,462)        (471,126)         (462,730)        (1,741,331)

Cash  Flows  From  Investment
 Activities:
Cash acquired from sale of subsidiary      180,000                0                 0            180,000
     Cash  acquired  from  subsidiary            0           42,733           204,956            247,689
     Cash  paid  for  patent  costs        (20,262)         (28,872)           (3,917)           (53,051)
     Cash paid for property & equipment    (27,533)         (17,378)           (8,397)           (53,308)
     Cash  paid  for  deposits                (300)          (1,000)           (3,537)            (4,837)
     Cash  received on sale asset            3,000                0                 0              3,000
     Cash  paid  for  notes  receivable          0                0          (275,000)          (275,000)

Net  Cash  Provided  by  Investing
 Activities                                134,905           (4,517)          (85,895)            44,493

Cash  Flows  From  Financing
 Activities
     Issued  common  stock  for  cash            0          244,000           925,000          1,196,013
     Cash received for notes payable       100,000                0                 0            100,000
     Cash received on advance
     by shareholders                       811,347          318,387           410,252          1,539,986
     Cash  paid  on  debt  financing      (490,830)        (110,000)         (500,000)        (1,100,830)

Net  Cash  Provided  by  Financing
   Activities                              420,517          452,387           835,252          1,735,169

Net  increase  (decrease)  in  cash       (225,040)         (23,256)          286,627             38,331

Cash,  beginning of year                   263,371          286,627                0                   0

Cash,  end  of  year                 $      38,331   $      263,371   $      286,627   $          38,331

  The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Continued)

                                                                              January 5, 1994
                                                                                (inception
                                                                                   of  the
                                                                                 development
                                              For  the  years                    stage)  to
                                             ended  December  31,               December  31,
                                     2000            1999             1998            2000
-------------------------------------------------------------------------------------------------

Supplemental  Cash  Flow  Information
   Cash  Paid  For:
     Interest                      $      0      $          0   $     15,923     $     15,923
     Taxes                         $      0      $          0   $          0     $          0

  The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                 Notes to The Consolidated Financial Statements
                           December 31, 2000 and 1999

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

     In January 1999 the Company issued 350,000 shares of stock for the acquisition of 100% of Renewable Energy Corporation (RECO) a New Mexico corporation organized November 30, 1998. RECO owns various rights to patented intellectual property associated with the solar recycling of CO2 to fuel. RECO's headquarters are located in Los Alamos, New Mexico. The Company valued the acquisition at $440,000 consisting of cash paid of $20,000 and stock valued at $420,000. The Company acquired RECO assets of $49,500 and assumed liabilities of $49,400. The acquisition was recorded using the purchase method of a business combination. The statement of operations of RECO has been included in the consolidated statements of operation for the year ended December 31, 1999. RECO had no operations in 1998, therefore no proforma information is presented. The Company recorded $439,900 of Research & Development expenses in connection with this acquisition (see Note 7).

          On June 30, 2000, the Company sold 100% of its interest in RECO to Jade Electronic, Inc., who changed their name to Renewable Energy Limited
(REEL) for 63% of the outstanding stock of REEL and cash of $180,000. At the point of sale REEL had no assets and no liabilities, thus RECO became its only assets, liabilities and operations at June 30, 2000. Because the Company essentially sold 37% of its interest in RECO for cash of $180,000, the Company recorded minority of interest of $162,800 and a gain of $17,200. This acquisition was recorded by Jade as a reverse acquisition with RECO being the accounting acquirer, therefor no goodwill was recorded in the acquisition and REEL

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (Continued)

     recorded  the  assets  and  liabilities  of  RECO at predecessor cost.  The
Company  has  consolidated  its  books  with  REEL  at  December  31,  2000.

     The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

b.  Accounting  Method

     The Company recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share is not presented because it is anti-dilutive.
                                          Income(loss)     Shares      Per-Share
                                           (Numerator)  (Denominator)   Amount
--------------------------------------------------------------------------------
For  the  year  ended  December  31,  2000
Basic  EPS
Income (loss) to common stockholders       $(925,899)     13,153,911     $(.07)

For the year ended  December  31,  1999
Basic  EPS
Income  (loss)  to  common  stockholders   $(957,086)     12,378,911     $(.08)


     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $2,851,444 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999.
                                                   2000               1999
                             --------------------------------------------------
     Deferred  tax  asset:
        NOL  carrryforward                $     830,800          $     458,880
     Valuation  allowance                      (830,800)              (458,880)
     Total                                $           0          $           0

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE  1-  Summary  of  Significant  Accounting  Policies  (Continued)

f.  Use  of  estimates

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

     g.  Principles  of  Consolidation

     The Consolidated Financial Statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc., Renewable Energy Corporation (1999 only) and Renewable Energy Ltd. (2000 only). All intercompany accounts and transactions have been eliminated in the consolidation.

NOTE  2  -  Going  Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It was management's plan to raise additional funds to continue the development of its process. The agreement with REEL provided needed capital and the Company intends to raise additional funds through public and private offerings as needed to support operations. The Company's ability to continue is contingent upon its ability to continue to raise funds needed for operations.

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

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE  4  -  Stockholders'  Equity  Transactions  (Continued)

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

     During November 1999, the Company issued 800,000 shares of its common stock for cash of $144,000.


NOTE  5  -  Property  &  Equipment

     Property and equipment consists of the following at December 31, 2000 and 1999:

                                                    2000              1999
                             ---------------------------------------------------
     Office  Equipment  &  Furniture         $     49,301         $     26,496
     Tools                                          1,539                1,539
     Auto                                               0                6,522
                            ---------------------------------------------------
                                                   50,840               34,557
     Accumulated  Depreciation                    (15,230)              (9,260)

     Net  Property  &  Equipment             $     35,610         $     25,297


     Depreciation expense for the years ended December 31, 2000 and 1999 is $6,455 and $6,516, respectively.

NOTE  6  -  Patent  Costs

     The Company has incurred legal costs in connection with the Patent process which the Company has rights to, and has therefore capitalized those costs and is amortizing them over a five year period. Amortization expense attributable to patents during 2000 and 1999 is $10,467 and $778, respectively.

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

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

     Baycove Investments, Ltd., a shareholder, loaned the Company $330,517 and $308,387 during 2000 and 1999, respectively. The loans are non-interest bearing and due upon demand. The balance of these loans at December 31, 2000 and 1999 is $749,156 and $418,639, respectively

     Reed Jensen, a shareholder, loaned the Company $20,000 during 1999. The loan is non-interest bearing and due upon demand. The Company made payments of $20,000 on the loan and the balance due at December 31, 2000 is $0.

NOTE  9  -  Commitments

     The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

     The Company is committed to an operating lease for office space in Los Alamos, New Mexico that expires in August 2003. Future minimum lease payments are as follows at December 31, 2000.

                 2001          $30,000
                 2002           30,000
                 2003           17,500
                -----------------------
                Total          $77,500
                =======================

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE  10  -  Fair  Value  of  Financial  Instruments

     Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

          Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.

NOTE  11  -  Notes  Payable

          On June 26, 2000, the Company entered into an agreement to sell certain intellectual property which it owned. The Company received a $100,000 deposit which was subsequently converted to a note payable when the agreement was cancelled. The note is unsecured and bears interest at 8% with principal and interest due on February 28, 2002.

NOTE  12  -  Prior  Period  Restatement

The Company recorded services in connection with stock issued for cash at a discount. The 1998 statement of operations was restated to reflect $180,000 in expenses for these services. The balance sheet and statement of cash flows also reflect the restatement.

