Form 10QSB
period 2001-03-31
SOLAR ENERGY LTD
filed 2001-05-15
CIK 1058322

--------------------------------------------------------------------------------
                                  Joel Dumaresq
                                    PRESIDENT
                              Solar Energy Limited
                              112 C Longview Drive
                              Los Alamos, NM 87544
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

                         Commission File Number: 1-30060

                              SOLAR ENERGY LIMITED

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



As of March 31, 2001, 13,153,911 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

         The  Remainder  of  this  Page  is  Intentionally  left  Blank

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                     March 31,     December 31,
ASSETS. . . . . . . . . . . . . . . . . . . . . . .         2001            2000
---------------------------------------------------  ------------  --------------
                                                      (Unaudited)
Current Assets
  Cash and Cash Equivalents . . . . . . . . . . . .  $    57,088   $      38,331
  Employee Advance. . . . . . . . . . . . . . . . .        1,384           1,384
  Prepaid Expenses. . . . . . . . . . . . . . . . .          206             206
                                                     ------------  --------------
Total Current Assets. . . . . . . . . . . . . . . .       58,678          39,921
                                                     ------------  --------------
Property & Equipment, Net . . . . . . . . . . . . .       33,610          35,610
                                                     ------------  --------------
Other Assets
  Patent Costs. . . . . . . . . . . . . . . . . . .       48,659          48,534
  Goodwill. . . . . . . . . . . . . . . . . . . . .       29,158          33,328
  Deposits. . . . . . . . . . . . . . . . . . . . .        4,837           4,837
                                                     ------------  --------------
Total Other Assets. . . . . . . . . . . . . . . . .       82,654          86,699
                                                     ------------  --------------
    Total Assets. . . . . . . . . . . . . . . . . .  $   174,942   $     162,230
                                                     ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable. . . . . . . . . . . . . . . . .  $   180,883   $     166,089
  Accrued Liabilities . . . . . . . . . . . . . . .       37,805          64,292
  Notes Payable - Related Party . . . . . . . . . .      859,956         749,156
  Current Portion of Long Term Liabilities. . . . .      104,480               0
                                                     ------------  --------------
Total Current Liabilities . . . . . . . . . . . . .    1,183,124         979,537
                                                     ------------  --------------
Long Term Liabilities
  Notes Payable . . . . . . . . . . . . . . . . . .      115,216         100,000
  Less:  Current Portion of Long Term Liabilities .     (104,480)              0
                                                     ------------  --------------
Total Long Term Liabilities . . . . . . . . . . . .       10,736         100,000
                                                     ------------  --------------
Minority Interest . . . . . . . . . . . . . . . . .      129,030         135,625
                                                     ------------  --------------
Stockholders' Equity
Common Stock, Authorized
   50,000,000 Shares of $.0001 Par Value,
    Issued and Outstanding 13,153,911 . . . . . . .        1,315           1,315
  Additional Paid in Capital. . . . . . . . . . . .    1,797,197       1,797,197
  Deficit Accumulated During the Development Stage.   (2,946,460)     (2,851,444)
                                                     ------------  --------------
Total Stockholders' Equity. . . . . . . . . . . . .   (1,147,948)     (1,052,932)
                                                     ------------  --------------
    Total Liabilities and Stockholders' Equity. . .  $   174,942   $     162,230
                                                     ============  ==============

   The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      For the three    For the three
                                       months ended     months ended
                                         March 31,        March 31,
                                           2001             2000
                                      ---------------  ---------------
Revenues . . . . . . . . . . . . . .  $            0   $            0
Operating Expenses
  General & Administrative . . . . .         101,717           24,341
  Research & Development . . . . . .               0          207,880
                                      ---------------  ---------------
    Total Expenses . . . . . . . . .         101,717          232,221
                                      ---------------  ---------------
Net Operating Loss . . . . . . . . .        (101,717)        (232,221)
                                      ---------------  ---------------
Other Income(Expense)
  Minority Interest. . . . . . . . .           6,595                0
  Interest Income. . . . . . . . . .             106            1,508
                                      ---------------  ---------------
    Total Other Income(Expense). . .           6,701            1,508
                                      ---------------  ---------------
Net Income (Loss). . . . . . . . . .  $      (95,016)  $     (230,713)
                                      ===============  ===============
Net Loss Per Share . . . . . . . . .  $        (0.01)  $        (0.02)
                                      ===============  ===============
Weighted Average Shares Outstanding.      13,153,911       13,153,911
                                      ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   For the three months ended
                                                            March 31,
----------------------------------------------------------------------------
                                                          2001        2000
                                                    -----------  ----------

Cash Flows from Operating Activities

  Net Income (Loss). . . . . . . . . . . . . . . .  $  (95,016)  $(230,713)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
    Depreciation & Amortization. . . . . . . . . .       6,170      17,167
    Minority Interest. . . . . . . . . . . . . . .      (6,595)          0
  Change in Assets and Liabilities
     Increase/ (Decrease) in:
     Accounts Payable. . . . . . . . . . . . . . .      14,794       4,779
     Accrued Expenses. . . . . . . . . . . . . . .     (26,487)    (11,699)
                                                    -----------  ----------
  Net Cash Provided(Used) by Operating Activities.    (107,134)   (220,466)
                                                    -----------  ----------
Cash Flows from Investing Activities
  Cash Paid for Patents. . . . . . . . . . . . . .        (125)          0
                                                    -----------  ----------
Net Cash Provided (Used) by Investing Activities .        (125)          0
                                                    -----------  ----------
Cash Flows from Financing Activities
  Proceeds from Debt Financing . . . . . . . . . .     126,016     166,530
                                                    -----------  ----------
  Net Cash Provided(Used) by Financing Activities.     126,016     166,530
                                                    -----------  ----------
Increase (Decrease) in Cash. . . . . . . . . . . .      18,757     (53,936)
                                                    -----------  ----------
Cash and Cash Equivalents at Beginning of Period .      38,331     263,371
                                                    -----------  ----------
Cash and Cash Equivalents at End of Period . . . .  $   57,088   $ 209,435
                                                    ===========  ==========
Cash Paid For:
  Interest . . . . . . . . . . . . . . . . . . . .  $        0   $       0
  Income Taxes . . . . . . . . . . . . . . . . . .  $        0   $       0

   The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2001

GENERAL

SOLAR ENERGY LIMITED(THE COMPANY) HAS ELECTED TO OMIT SUBSTANTIALLY ALL FOOTNOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 SINCE THERE HAVE BEEN NO MATERIAL CHANGES (OTHER THAN INDICATED IN OTHER FOOTNOTES) TO THE INFORMATION PREVIOUSLY REPORTED BY THE COMPANY IN THEIR ANNUAL REPORT FILED ON THE FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.


UNAUDITED  INFORMATION

THE INFORMATION FURNISHED HEREIN WAS TAKEN FROM THE BOOKS AND RECORDS OF THE COMPANY WITHOUT AUDIT. HOWEVER, SUCH INFORMATION REFLECTS ALL NORMAL AND RECURRING ADJUSTMENTS WHICH ARE, IN THE OPINION OF MANAGEMENT, NECESSARY TO PROPERLY REFLECT THE RESULTS OF THE INTERIM PERIOD PRESENTED. THE INFORMATION PRESENTED IS NOT NECESSARILY INDICATIVE OF THE RESULTS FROM OPERATIONS EXPECTED FOR THE FULL FISCAL YEAR.

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our Plan of Operation is unchanged from our recently filed annual report on Form 10-KSB.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have depended and do depend on continued support from our principal shareholders to cover any shortfall. There is no binding agreement by which these or any shareholders are committed to continue funding our research and development. While our shareholders have indicated no lack of continuing support, if our required funding is not provided, we may not be able to continue as a going concern. We require approximately $3,000,000 to meet our budgetary requirements for the next 12 months. If our requirements are not met in full, it may slow our research and development and reduce our expectations as to how soon we might acheive profitability.

      (2) SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT. This information is unchanged from our recently filed annual report on Form 10-KSB.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are a research and development company with no revenues and no immediate source or expectation of revenue generation. We have had no revenues since inception.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None


ITEM  2.  CHANGES  IN  SECURITIES.  None


ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None


ITEM  5.  OTHER  INFORMATION.  None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  May  15,  2001


                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)


/s/Melvin L. Prueitt              /s/Joel S. Dumaresq
   Dr.  Melvin  L.  Prueitt          Joel  S.  Dumaresq
   Chairman/Director                 President/Director

/s/Norman Wareham                   /s/David F. Jones
   Norman  Wareham                     David  F.  Jones
   Secretary/Treasurer/Director        Director


/s/Reed  Jensen
   Dr.  Reed  Jensen
   Director

