Form 10QSB
period 2001-06-30
SOLAR ENERGY LTD
filed 2001-08-14
CIK 1058322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of July 20, 2001, there were 1,315,391 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format  (check one):  yes (  )     no (X)

                         PART I:  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS.

The financial statements, for the six months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.



                 THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

                               SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,     December 31,
ASSETS                                                2001           2000
                                                  (Unaudited)
--------------------------------------------------------------------------------
 Current Assets
 Cash and Cash Equivalents . . . . . . . . . . .  $    54,246   $      38,331
 Employee Advance. . . . . . . . . . . . . . . .        1,360           1,384
 Other Current Assets. . . . . . . . . . . . . .        1,511             206
                                                  ------------  --------------
 Total Current Assets. . . . . . . . . . . . . .       57,117          39,921

 Property and Equipment, Net . . . . . . . . . .       31,610          35,610

 Other Assets
 Patent Costs. . . . . . . . . . . . . . . . . .       48,912          48,534
 Goodwill. . . . . . . . . . . . . . . . . . . .       25,288          33,328
 Deposits. . . . . . . . . . . . . . . . . . . .        4,837           4,837
                                                  ------------  --------------
 Total Other Assets. . . . . . . . . . . . . . .       79,037          86,699

 Total Assets. . . . . . . . . . . . . . . . . .  $   167,764   $     162,230
                                                  ============  ==============
 LIABILITIES AND STOCKHOLDERS EQUITY

 Current Liabilities
 Accounts Payable. . . . . . . . . . . . . . . .  $   191,291   $     166,089
 Accrued Liabilities . . . . . . . . . . . . . .       34,179          64,292
 Notes Payable - Related Party . . . . . . . . .      914,088         749,156
 Current Portion of Long Term Liabilites . . . .      104,480               0
                                                  ------------  --------------
 Total Current Liabilities . . . . . . . . . . .    1,244,038         979,537

 Long Term Liabilities
 Notes Payable . . . . . . . . . . . . . . . . .      123,635         100,000
 Less:  Current Portion of Long Term Liabilities     (104,480)              0
                                                  ------------  --------------
 Total Long Term Liabilities . . . . . . . . . .       19,155         100,000

 Minority Interest . . . . . . . . . . . . . . .      120,194         135,625

 Stockholders' Equity
 Common Stock, authorized 50,000,000 shares
 of $.0001 par value, issued and outstanding
 1,315,391 shares . . . . . . . . . . . . . . . .          132         1,315
 Additional Paid in Capital . . . . . . . . . . .    1,798,380     1,797,197
 Deficit Accumulated During the Development Stage   (3,014,135)   (2,851,444)
                                                   ------------  ------------
 Total Stockholders Equity. . . . . . . . . . . .   (1,215,623)   (1,052,932)

 Total Liabilities and Stockholders Equity. . . .  $   167,764   $   162,230
                                                   ============  ============

 The accompanying notes are an integral part of these financial statements.

                           SOLAR  ENERGY  LIMITED
                       (a  Development  Stage  Company)
                   CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (Unaudited)

                                            Three Months Ending                 Six Months Ending
                                                  June 30                            June 30
                                          2001              2000             2001             2000
-------------------------------------------------------------------------------------------------------
 NET SALES . . . . . . . . . . .  $                  0   $        0   $                0   $        0
 COST OF SALES
 GROSS PROFIT. . . . . . . . . .                     0            0                    0            0
 OPERATING EXPENSES
 General and Administrative. . .                76,792      121,649              178,509      145,990
 Research and Development                            0      151,953                    0      359,473
                                  ---------------------  -----------  -------------------  -----------
 Total Operating Expenses. . . .                76,792      273,602              178,509      505,463
                                  ---------------------  -----------  -------------------  -----------
 Operating Loss. . . . . . . . .               (76,792)    (273,602)            (178,509)    (505,463)
 OTHER INCOME (EXPENSE)
 Gain on Sale of Investment                          0       17,200                    0       17,200
 Minority Interest . . . . . . .                 8,836            0               15,431            0
 Interest Income . . . . . . . .                   281        1,975                  387        3,483
                                  ---------------------  -----------  -------------------  -----------
 Total Other Income (Expense). .                 9,117       19,175               15,818       20,683
                                  ---------------------  -----------  -------------------  -----------
 NET INCOME (LOSS) . . . . . . .  $            (67,675)  $ (254,427)  $         (162,691)  $ (484,780)
                                  =====================  ===========  ===================  ===========
 NET INCOME (LOSS) PER SHARE . .  $              (0.05)  $    (0.19)  $            (0.12)  $    (0.37)
                                  =====================  ===========  ===================  ===========
 WEIGHTED AVERAGE COMMON SHARES.             1,315,391    1,315,391            1,315,391    1,315,391
                                  =====================  ===========  ===================  ===========

 The  accompanying  notes  are  an  integral part of these financial statements.

                               SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                          Six Months Ending
                                                                June 30
                                                           2001        2000
-------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss) . . . . . . . . . . . . . . . . . .  $(162,691)  $(484,780)
 Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operations:
 Depreciation and Amortization . . . . . . . . . . . .     10,170      39,096
 Minority Interest . . . . . . . . . . . . . . . . . .    (15,431)          0
 Gain on Sale of Investment                                     0     (17,200)
 Change in Assets and Liabilities
  Increase (Decrease) in:
 Accounts Payable. . . . . . . . . . . . . . . . . . .     31,172      (3,448)
 Accrued Expenses. . . . . . . . . . . . . . . . . . .    (30,113)     24,625
 (Increase) Decrease in:
 Employee Advances . . . . . . . . . . . . . . . . . .         24           0
 Prepaid Expenses. . . . . . . . . . . . . . . . . . .     (1,305)          0
                                                        ----------  ----------
 Net Cash Provided (Used) by Operating Activities. . .   (168,174)   (441,707)

 Cash Flows From Investing Activities
 Purchase of Property and Equipment. . . . . . . . . .          0     (27,761)
 Cash Paid for Patent Costs. . . . . . . . . . . . . .     (4,478)     (1,912)
 Cash Received on Sale of Subsidiary                            0     115,000
                                                    --------------  ----------
 Net Cash Provided (Used) by Investing Activities. . .     (4,478)     85,327

 Cash Flows from Financing Activities
 Common Stock issued for cash. . . . . . . . . . . . .          0           0
 Proceeds from Debt Financing. . . . . . . . . . . . .    188,567     225,970
                                                        ----------  ----------
 Net Cash Provided (Used) by Financing Activities. . .    188,567     225,970
                                                        ----------  ----------
 Net Increase (Decrease) in Cash and Cash Equivalents.     15,915    (130,410)

 Cash and Cash Equivalents - Beginning . . . . . . . .     38,331     263,371
                                                        ----------  ----------
 Cash and Cash Equivalents - Ending. . . . . . . . . .  $  54,246   $ 132,961
                                                        ==========  ==========

 Cash Paid For:
 Interest. . . . . . . . . . . . . . . . . . . . . . .  $       0   $       0
 Income Taxes. . . . . . . . . . . . . . . . . . . . .  $       0   $       0

 Non cash Investing Activities:
 Sale of investment in RECO for note receivable. . . .  $       0   $  65,000

 The  accompanying  notes  are  an  integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE  1  -  BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidate financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE  2  -  SUBSEQUENT  EVENT

On July 16, 2001, the Board authorized a 10:1 reverse split of the Company's common stock. These financial statements have been retroactively restated to reflect the reverse split.

On July 16, 2001, the Board authorized the conversion of $914,088 of related party long term debt to common stock. However, at the date of the 10Q filing, the number of shares to be issued has not been determined and no adjustments have been recorded in the financial statements to reflect the conversion.

On July 13, 2001, the Company entered into an agreement to sell 100% of its wholly owned subsidiary, Sunspring, Inc., to Hyaton Organics, Inc. (Hyaton). Hyaton has agreed to issue 10,000,000 shares of its common stock to the Company and will provide no less than $1,000,000 of working capital to Sunspring, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
                                   OPERATIONS.

We are a research and development company with no revenues and no immediate source or expectation of revenue generation. We have had no revenues since inception. We have been funded by our shareholder investors. Virtually all of the funding/working capital raised to date has been allocated for research and development of our several prototype projects and to the administrative costs associated with the ongoing requirements of maintaining operations. All projects developed by us are experimental in nature and are recorded as research and development expenses and general and administrative expenses related thereto.

(A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our Plan of Operation is unchanged from the Form 10-KSB for the year ended December 31, 2000 that was filed in the first quarter of 2001. In that Form 10-KSB we described that we are primarily focused on three projects. This remains accurate as of the date of the filing of this report although our progress for the year-to-date is slower than we would have liked due to shortage of funding. However, there has been some progress which can be summarized as follows:

a.)      Solarec  -  Renewable  Energy  Limited  (REEL),  our  majority  owned subsidiary, wholly owns this patented project. Continued testing of the prototype project has taken place and results remain positive. Solarec is a concept that uses only solar energy plus carbon dioxide from the atmosphere to commercially manufacture a clean fuel with electricity as a byproduct. Our immediate goal is to build a larger working prototype such that commercial quantities of pristine fuels can be produced. This project is delayed pending funding.

b.) Our second project is called H2ONOW. This project involves the use of solar energy to produce potable water from sea or brackish water through a process of desalination. Our goal is to develop facilities whereby fresh water can be produced at a cost of $.50 per 1000 gallons or less which would be suitable for drinking and also inexpensive enough to be used for agricultural purposes. We have built a small prototype facility and performed successful testing and our next goal is to build a larger full-scale prototype that would produce marketable quantities of water. This project has been delayed due to lack of funding. However, we have had discussions with a major corporation or other investment entities that would involve them providing the capital needed to develop this project. These discussions are preliminary and it is much too early to speculate as to whether we will be able to successfully reach an agreement. SEE ITEM 5 BELOW REGARDING AN IMPORTANT EVENT INVOLVING SUNSPRING.

c.) Our third project is called MECH which is a patent pending concept for an engine (or compressor) that functions with rolling friction rather than sliding friction, thus operating at a much greater efficiency than conventional motors. We have not advanced this project as far as we would have liked over the last 6 months, again due to lack of funding, but we have received grant funds from the US Department of Agriculture in order to advance work on a solar irrigation pump using the MECH engine. This work is currently ongoing.


    (1) CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have depended on and continue to depend on support from our principal shareholders to cover cash shortfalls. There is no binding agreement by which these or any shareholders, lenders or new investors are committed to continue funding our research and development. While our shareholders have indicated no lack of continuing support, if our required funding is not provided, we may not be able to continue as a going concern. We are seeking between from $3 to $5 million dollars of capital in order to meet our budgetary requirements for the furtherance of our projects over the next 12 months. If our requirements are not met in full, it may slow down our research and development and reduce our expectations as to how soon we might achieve profitability.

    (2) SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT. Please refer to the information provided in our Form 10-KSB filed for the year ending December 31, 2000 and to the comments that briefly update that information.

    (3)  EXPECTED  PURCHASE  OR  SALE  OF PLANT AND SIGNIFICANT EQUIPMENT.  None

    (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are a research and development company with no revenues and no immediate source or expectation of revenue generation. We have had no revenues since inception. Expenses for the six months ending June 30, 2001 were less than the same period in the prior year only because we lacked funds to further our projects in the current year. This comment is the same for the comparable 3-month periods ending in June.

                           PART II:  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM 2. CHANGES IN SECURITIES. None. (See ITEM 5. OTHER INFORMATION. SUBSEQUENT EVENTS)

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. SUBSEQUENT EVENTS. On July 16, 2001 we announced a 10:1 reverse stock split. This split applies to shares owned of record at the close of business on July 19, 2001. The effective date for the split is July 20, 2001. A mandatory share exchange was required to effect this reverse split, therefore shareholders of the record date are required to surrender their shares to the company's transfer agent for re-issuance. The split will be payable on surrender of the shares. Pursuant to the mandatory share exchange, the symbol of Solar Energy will be changed to SLRE.

On July 13, 2001, the Company entered into an agreement to sell 100% of its wholly owned subsidiary, Sunspring, Inc., to Hyaton Organics, Inc. In exchange for an agreement to issue 10 million shares of stock in Hyaton to Solar Energy Limited, Hyaton has agreed to provide no less than $1,000,000 of working capital to Sunspring. The 10,000,000 shares of Hyaton stock issued to Solar Energy will not result in a change of control. This amount of money plus commitments to provide additional funds if certain conditions are met will allow Sunspring to further the development of Sunspring's patent pending process called H2O NOW as described above under Item 2.

On July 20, 2001, the Board was presented with a proposal to convert $914,088 of related party debt to common stock. However, at the date of the 10Q filing, the Board had not yet given their formal approval to this transaction and the number of shares to be issued has not yet been determined

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. The potential sale of Sunspring, Inc. to Hyaton Organics, Inc. reported above under Item 5 will be reported on a Form 8-K upon closing of the transaction.


               THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  August  8,  2001


                              SOLAR ENERGY LIMITED





/s/Dr. Melvin Prueitt             /s/Joel S. Dumaresq
   Dr.  Melvin  L.  Prueitt          Joel  S.  Dumaresq
   Chairman/Director                 President/Director


/s/Norman Wareham                     /s/David F. Jones
   Norman  Wareham                       David  F.  Jones
   Secretary/Treasurer/Director          Director


/s/Anthony  R.  Tucker
   Anthony  R.  Tucker
   Controller

