Form 10QSB
period 2001-09-30
SOLAR ENERGY LTD
filed 2001-11-16
CIK 1058322

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2001

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


As of November 9, 2001, 1,315,391 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements.

     The financial statements, for the three months and nine months ended September 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                               SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,    December 31,
                   ASSETS                                2001           2000
-------------------------------------------------------------------------------
                                                      (Unaudited)
 Current Assets
   Cash and Cash Equivalents. . . . . . . . . . . .  $    39,494   $    38,331
   Employee Advance . . . . . . . . . . . . . . . .        1,345         1,384
   Other Current Assets . . . . . . . . . . . . . .          218           206
                                                     ------------  ------------
     Total Current Assets . . . . . . . . . . . . .       41,057        39,921
 Property and Equipment, Net. . . . . . . . . . . .       29,611        35,610
 Other Assets
   Patent Costs . . . . . . . . . . . . . . . . . .       47,040        48,534
   Goodwill . . . . . . . . . . . . . . . . . . . .       21,118        33,328
   Deposits . . . . . . . . . . . . . . . . . . . .        4,837         4,837
                                                     ------------  ------------
     Total Other Assets . . . . . . . . . . . . . .       72,995        86,699
   Total Assets . . . . . . . . . . . . . . . . . .  $   143,663   $   162,230
                                                     ============  ============
 LIABILITIES AND STOCKHOLDERS EQUITY
 Current Liabilities
   Accounts Payable . . . . . . . . . . . . . . . .  $   204,800   $   166,089
   Accrued Liabilities. . . . . . . . . . . . . . .       52,923        64,292
   Advances . . . . . . . . . . . . . . . . . . . .       43,750             -
   Notes Payable - Related Party. . . . . . . . . .    1,006,956       749,156
   Current Portion of Long Term Liabilites. . . . .      104,480             -
                                                     ------------  ------------
     Total Current Liabilities. . . . . . . . . . .    1,412,909       979,537
 Long Term Liabilities
   Notes Payable. . . . . . . . . . . . . . . . . .      122,890       100,000
   Less:  Current Portion of Long Term Liabilities.     (104,480)            -
                                                     ------------  ------------
     Total Long Term Liabilities. . . . . . . . . .       18,410       100,000
 Minority Interest. . . . . . . . . . . . . . . . .      112,620       135,625
 Stockholders' Equity
   Common Stock, authorized 50,000,000 shares
   of $.0001 par value, issued and outstanding
   1,315,391 shares . . . . . . . . . . . . . . . .          132         1,315
   Additional Paid in Capital . . . . . . . . . . .    1,798,380     1,797,197
   Deficit Accumulated During the Development Stage   (3,198,788)   (2,851,444)
                                                     ------------  ------------
     Total Stockholders Equity. . . . . . . . . . .   (1,400,276)   (1,052,932)
   Total Liabilities and Stockholders Equity. . . .  $   143,663   $   162,230
                                                     ============  ============

      The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ending       Nine Months Ending
                                         September 30             September 30
                                      2001         2000         2001         2000
                                   -----------  -----------  -----------  -----------
 NET SALES. . . . . . . . . . . .  $        -   $        -   $        -   $        -
 COST OF SALES
   GROSS PROFIT . . . . . . . . .           -            -            -            -
 OPERATING EXPENSES
   General and Administrative . .     172,353       40,808      350,861      164,806
   Research and Development . . .           -      192,880            -      552,353
                                   -----------  -----------  -----------  -----------
     Total Operating Expenses . .     172,353      233,688      350,861      717,159
                                   -----------  -----------  -----------  -----------
       Operating Loss . . . . . .    (172,353)    (233,688)    (350,861)    (717,159)
 OTHER INCOME (EXPENSE)
   Gain on Sale of Investment . .           -            -            -       17,200
   Minority Interest. . . . . . .       7,574            -       23,005            -
   Interest Income (Expense). . .     (19,874)         528      (19,487)       4,011
                                   -----------  -----------  -----------  -----------
     Total Other Income (Expense)     (12,300)         528        3,518       21,211

 NET INCOME (LOSS). . . . . . . .  $ (184,653)  $ (233,160)  $ (347,343)  $ (695,948)
                                   ===========  ===========  ===========  ===========

 NET INCOME (LOSS) PER SHARE. . .  $    (0.14)  $    (0.18)  $    (0.26)  $    (0.53)
                                   ===========  ===========  ===========  ===========

 WEIGHTED AVERAGE COMMON SHARES .   1,315,391    1,315,391    1,315,391    1,315,391
                                   ===========  ===========  ===========  ===========

      The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                             Nine Months Ending
                                                               September 30
                                                             2001        2000
                                                          ----------  ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss) . . . . . . . . . . . . . . . . . .  $(347,343)  $(695,948)
   Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operations:
       Depreciation and Amortization . . . . . . . . . .     24,708      21,476
       Minority Interest . . . . . . . . . . . . . . . .    (23,005)
       Gain on Sale of Investment. . . . . . . . . . . .    (17,200)
     Change in Assets and Liabilities
        Increase (Decrease) in:
         Accounts Payable. . . . . . . . . . . . . . . .     38,711      17,964
         Accrued Expenses. . . . . . . . . . . . . . . .    (11,369)     15,412
       (Increase) Decrease in:
         Employee Advances . . . . . . . . . . . . . . .         39           -
         Prepaid Expenses. . . . . . . . . . . . . . . .        (12)          -
                                                          ----------  ----------
   Net Cash Provided (Used) by Operating Activities. . .   (318,271)   (658,296)
   Cash Flows From Investing Activities
     Purchase of Property and Equipment. . . . . . . . .          -     (27,761)
     Cash Paid for Patent Costs. . . . . . . . . . . . .     (5,006)     (4,721)
     Cash Paid for Deposits. . . . . . . . . . . . . . .       (300)
     Cash Received on Sale of Subsidiary . . . . . . . .    180,000
                                                          ----------
       Net Cash Provided (Used) by Investing Activities.     (5,006)    147,218
   Cash Flows from Financing Activities
     Proceeds from Advances. . . . . . . . . . . . . . .     43,750           -
     Proceeds from Debt Financing. . . . . . . . . . . .    280,690     288,970
                                                          ----------  ----------
       Net Cash Provided (Used) by Financing Activities.    324,440     288,970
   Net Increase (Decrease) in Cash and Cash Equivalents.      1,163    (222,108)
   Cash and Cash Equivalents - Beginning . . . . . . . .     38,331     263,371
   Cash and Cash Equivalents - Ending. . . . . . . . . .  $  39,494   $  41,263
                                                          ==========  ==========
   Cash Paid For:
     Interest. . . . . . . . . . . . . . . . . . . . . .  $       -   $       -
     Income Taxes. . . . . . . . . . . . . . . . . . . .  $       -   $       -

      The accompanying notes are an integral part of these financial statements.

SOLAR  ENERGY  LIMITED
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
September  30,  2001

NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidate financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2. AGREEMENTS. On July 13, 2001, the Company entered into an agreement to sell 100% of its wholly owned subsidiary, Sunspring, Inc., to Hyaton Organics, Inc. (Hyaton). This transaction was later modified to also include the sale of the assets of its majority owned subsidiary, Renewable Energy Limited. Hyaton has agreed to issue 10,000,000 shares of its common stock to the Company and will provide no less than $1,000,000 of working capital to Sunspring, Inc. As of the date of filing of this quarterly report this transaction has not yet been finalized.

NOTE 3. STOCKHOLDER'S EQUITY. On July 16, 2001, the Board authorized a 10:1 reverse split of the Company's common stock. These financial statements have been retroactively restated to reflect the reverse split.

On September 12, 2001, the Board authorized the conversion of $1,006,956 of related party long-term debt to common stock.

NOTE 4. SUBSEQUENT EVENT. As of the date of filing of this quarterly report, $406,956 of the related party long-term debt had been converted to common stock.

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

 (a) Plan of Operation for the next twelve months. Our Plan of Operation is unchanged from the last Form 10-QSB for the period ended June 30, 2001. We continue to be primarily focused on three projects. These projects are summarized as follows:

      (1) SOLAREC. Renewable Energy Limited (REEL), our majority owned subsidiary, wholly owns this patented project. Continued testing of the prototype project has taken place and results remain positive. Solarec is a concept that uses only solar energy plus carbon dioxide from the atmosphere to commercially manufacture a clean fuel with electricity as a byproduct. Our immediate goal is to build a larger working prototype such that commercial quantities of pristine fuels can be produced. This project is delayed pending funding. On September 12, the Board of Directors approved permission to allow REEL to sell 100% of the shares of Renewable Energy Corp.

      (2) H2ONOWO. This second project is owned by our wholly owned subsidiary, Sunspring, Inc. This project involves the use of solar energy to produce potable water from sea or brackish water through a process of desalination. Our goal is to develop facilities whereby fresh water can be produced at a cost of $.50 per 1000 gallons or less which would be suitable for drinking and also inexpensive enough to be used for agricultural purposes. We have built a small prototype facility and performed successful testing and our next goal is to build a larger full-scale prototype that would produce marketable quantities of water. This project has been delayed due to lack of funding. However, we have had discussions with a major corporation or other investment entities that would involve them providing the capital needed to develop this project. These discussions are preliminary and it is much too early to speculate as to whether we will be able to successfully reach an agreement.

     On July 13, 2001, we entered into an agreement to sell 100% of our wholly owned subsidiary, Sunspring, Inc., to Hyaton Organics, Inc. in exchange for 10 million shares of stock in Hyaton to us. Hyaton has agreed to provide no less than $1,000,000 of working capital to Sunspring. This amount of money plus commitments to provide additional funds if certain conditions are met will allow Sunspring to further the development of Sunspring's patent pending process called H2O NOW. This agreement was approved by the Board of Directors on September 12, 2001. The transaction is subject to compliance with Section 14 of the Securities Exchange Act of 1934, and formal shareholder approval.

      (3) MECH. Our third project is a patent pending concept for an engine (or compressor) that functions with rolling friction rather than sliding friction, thus operating at a much greater efficiency than conventional motors. We have not advanced this project as far as we would have liked over the last 6 months, again due to lack of funding, but we have received grant funds from the US
Department of Agriculture in order to advance work on a solar irrigation pump using the MECH engine. This work is currently ongoing.

      (4) Cash Requirements and of Need for additional funds, twelve months. We have depended on and continue to depend on support from our principal shareholders to cover cash shortfalls. There is no binding agreement by which these or any shareholders, lenders or new investors are committed to continue funding our research and development. While our shareholders have indicated no lack of continuing support, if our required funding is not provided, we may not be able to continue as a going concern. We are seeking between from $3 to $5 million dollars of capital in order to meet our budgetary requirements for the furtherance of our projects over the next 12 months. If our requirements are not met in full, it may slow down our research and development and reduce our expectations as to how soon we might achieve profitability.

      (5) Summary of Product Research and Development. Please refer to the information provided in our Form 10-KSB filed for the year ending December 31, 2000 and to the present discussion which briefly updates that information.

      (6)  Expected  purchase  or sale of plant and significant equipment. None.

      (7)  Expected  significant  change  in  the  number  of  employees.  None.

 (b) Discussion and Analysis of Financial Condition and Results of Operations. We are a research and development company with no revenues since inception and no immediate source or expectation of revenue generation. Expenses for the nine months ending September 30, 2001 were less than the same period in the prior year only because we lacked funds to further our projects in the current year. This discussion is the same for the comparable three month periods ending in September. We note that expenses were reduced during the present quarter as a further result of reimbursements received from the FDA in the form of grant money in support of a project involving the MECH technology described above. The total amount received from the FDA during the quarter was approximately $30,000.



                           PART II: OTHER INFORMATION


Item  1.  Legal  Proceedings.  None

Item 2. Changes in Securities. On July 16, 2001 we announced a 10:1 reverse stock split. This split applied to shares owned of record at the close of business on July 19, 2001. The effective date for the split was July 20, 2001. A mandatory share exchange was required to affect the reverse split. Pursuant to the mandatory share exchange, the symbol of Solar Energy changed to SLRE.

Item  3.  Defaults  on  Senior  Securities.  None

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders.  None

Item  5.  Other  Information.

Item  6.  Exhibits  and  Reports  on  Form  8-K.  None




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  November  13,  2001


                              Solar Energy Limited





/s/Dr. Melvin L. Prueitt          /s/Anthony R. Tucker
   Dr.  Melvin  L.  Prueitt          Anthony R. Tucker
   Chairman/Director                 Accountant