Form 10KSB
period 2001-12-31
SOLAR ENERGY LTD
filed 2002-04-15
CIK 1058322

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-30060

                      FOR THE YEAR ENDED DECEMBER 31, 2001


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

Securities registered pursuant to Section 12(g) of the Act: Common stock at par $0.0001.

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/01:

     The aggregate market value of shares held by non-affiliates (2,342,984) was approximately $1,241,781.50 based upon the closing price of $0.53 per share at December 31, 2001.

     The number of shares outstanding of the Registrant's Common Stock was 3,647,208.

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

      (1) FORM AND YEAR OF ORGANIZATION. Solar Energy Limited (the "Registrant", "company" and more frequently "we", "us" or "our") was first incorporated in Delaware as Taurus Enterprises, Inc. on January 5, 1994, and re-incorporated in Nevada on August 20, 1996 as Salvage World, Inc. On December 17, 1997, we effected a Plan of Reorganization and Merger of Salvage World, Inc. into Solar Energy Limited, a private Delaware Corporation, the effect of which merger changed the name of the Corporation and moved its place of incorporation from Nevada to Delaware. That reorganization also involved the acquisition of Hydro-Air Technologies, Inc. ("HAT") initially as a wholly-owned subsidiary. In April 1999, we acquired Renewable Energy Corporation ("RECO") (also as a wholly-owned subsidiary). No change of control of our corporation resulted from either or both acquisitions.

      (2)  BANKRUPTCY,  RECEIVERSHIP,  OR  SIMILAR  PROCEEDING.  None.

      (3) HISTORICAL ACQUISITIONS AND DISPOSITIONS. The two acquisitions mentioned above are described in more detail below:

           (I) HAT. We acquired Hydro-Air Technologies, Inc. ("HAT"), for stock, as a wholly-owned subsidiary, from its nine shareholders. For issuance details, please refer to Item 1 (B), sub-item (3). Most significant among the HAT Founders, was Dr. Mel Prueitt, one of our two Principal Scientists.

           (II) RECO. We acquired Renewable Energy Corporation ("RECO"), our wholly-owned subsidiary from Dr. Reed Jensen, its founder, owner, and developer of its technologies, and the originator of its Patent, for escrowed stock and some cash. For issuance and acquisition details, please refer to Item 1 (B), sub-item (1). Dr. Jensen is the other of our two Principal Scientists.

           (III) RECO TO REEL. On June 30, 2000, we sold our 100% interest of our RECO subsidiary to Renewable Energy, Ltd. (formerly incorporated as Jade Electronic, Inc.) for 63% of the outstanding stock of REEL, and for cash of $115,0000, and for a note receivable of $65,000. At that point in time, REEL had no other assets or liabilities and its 63% interest in RECO was its sole possession.

         Both immediately after this transaction and currently Solar Energy Limited owns 8,500,000 shares of REEL (63%.) The original founders of REEL own 5,000,000 shares (37%.) The authorized capital of REEL is two hundred million shares of common stock, with a par value $0.001 per share.

          None of the transactions above, individually or together, resulted in a change of control of Solar Energy Limited, directly or indirectly. The HAT founders shareholders aggregated own 1.92% of our issued and outstanding common stock. However, as part of the transaction with HAT, the original founders were assured they would be issued additional shares in Solar Energy as other new shares are issued. In this way, the founding shareholders ownership in Solar Energy Limited would not be diluted below an agreed upon minimum threshold. In summary, the Company is committed to issue additional shares as necessary to the HAT founding shareholders such that this group will always own a minimum of 11.76% of the Company. Accordingly, as of the date of filing of this Form 10-K, 406,700 shares are currently due the founding HAT shareholders. These shares will be issued within 60 days.

          The RECO founding shareholder owns .005% of our issued and outstanding common stock. At all times, since December 17, 1997, our corporation has been controlled by its principal shareholder / investors, about whom or which, more disclosure is provided in Item 11 of this Report.

          Both Dr. Prueitt and Dr. Jensen are scientists formerly associated with Los Alamos National Laboratory. For more information about them, please see
Item  9  of  this  Report.

      (4) MORE RECENT ACQUISITION OR DISPOSITION ACTIVITY. We have made two significant dispositions during the fiscal year ending December 31, 2001.

           (I) SUNSPRING. On November 26, 2001, we closed on a transaction whereby 100% of the stock in our wholly owned subsidiary, Sunspring Inc., was transferred to Sun Power Corporation, a Nevada Corporation with executive offices in British Columbia, Canada. As consideration, we received 2,000,000 shares of Sun Power common stock and 8,000,000 shares of convertible Series A preferred stock of Sun Power. The preferred shares have certain voting rights, bear interest at 6% simple interest per annum, and are convertible to Sun Power common shares at our option after 12 months from the closing. The shares may be converted at the average 10 day trading price of the common shares prior to written confirmation of conversion, with a minimum floor price of $2.00 share and a ceiling price of $4.00 per share. The interest is paid only from cash flow generated by Sunspring.

     The primary assets of Sunspring included intellectual property rights and certain patents or patents-pending and exclusive global licenses to use concepts designed by Sunspring and Solar Energy. The assets also included existing proof-of-theory prototypes and equipment, parts, and supplies located at our offices in Los Alamos. Sunspring's patent pending process, is called "H20 NOW", which is intended to minimize the cost of energy using solar collectors attached to a transducer to collect and store the solar energy used to power a reverse osmosis system.

     (II) RENEWABLE ENERGY CORPORATION ("RECO"). Also on November 26, 2001, we closed on another transaction with Sun Power Corporation. In this case, 100% of the stock in RECO, which was 100% owned by Renewable Energy Limited ("REEL"), was transferred to Sun Power Corporation. (The Registrant continues to own 63% of REEL.) As consideration, REEL has also received 2,000,000 shares of Sun Power common stock and 8,000,000 shares of Convertible Series B Preferred Stock of Sun Power. These preferred shares have similar voting rights, interest rate and payment terms, and conversion features as described above for the Sunspring transaction. The interest on the preferred shares is paid only from cash flow generated by RECO.

     The primary asset of RECO was a project called SOLAREC (Solar Reduction of Carbon Dioxide.) This project involves the task of recycling carbon dioxide
(CO2)into fuel using focused ultraviolet and visible light from the sun. One of the goals of the project is to produce automotive fuels using only solar energy and carbon dioxide from the atmosphere, with commercial electricity as a by-product. In addition, RECO has developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal.

     In both the transaction involving Sunspring and RECO, Sun Power Corporation has taken on the responsibility to give best efforts in providing initial working capital and product development capital for use in the development of Sunspring's and RECO's technologies. If, at the end of 12 months, the technology for either Sunspring or RECO is proven to be incapable of commercialization, Sun Power has the right to return the ownership of the company in question and cancel the applicable preferred shares issued. In the event Sun Power fails to, directly or indirectly, fund an acceptable commercialization program for Sunspring and/or RECO, then we, Solar Energy

Limited or Renewable Energy Corp., reserve the right to return the appropriate preferred shares in return for repossession of the applicable company or technology.

 (B) BUSINESS OF THE ISSUER. We were organized in our present form in late 1997 to focus on developing cost-effective solutions to three principal global issues concerning: water, energy and pollution. We have been a research and development company, and not a manufacturing or marketing company. Our Company's thrust has been to explore and/or develop alternative energy systems and water projects that are environmentally friendly in addition to being economically viable and competitive.

     All of our operations to date have been in the nature of research and development. We have acquired our developmental technology in the form of direct acquisitions previously mentioned. Our aim and focus has been the development of new and renewable energy sources and water projects. We consider our acquisitions as direct acquisitions, and not reverse acquisitions, because no change of control has resulted.

     The recent transfers to Sun Power Corporation of two of our most promising developments (Sunspring and RECO) have created an opportunity to re-evaluate the way in which we will move forward in the future. Simply stated, we have determined that our company will be able to leverage the Sun Power transactions in ways that will allow us to grow and expand through future acquisitions of other promising ventures. Consequently, we are currently seeking new opportunities that can be brought into the Solar Energy group of companies.

     At this time, we do not have available any prospective acquisitions. We have, however, begun a search and as promising opportunities become available we will report them to shareholders as necessary. It should also be noted that this new search is not necessarily limited to technologies or companies that are categorized as "environment business" opportunities. Rather, our focus is to find viable early stage prospects, most likely with a "high technology" component.

     In the mean time, the projects that remain under our management and control are not yet developed to a point where commercialization in the near future is feasible. Consequently, we remain in a research and development mode and, as such, we have not addressed issues of marketing or distribution of products, for the reason that our work has not reached the stage where such matters are appropriate to consider. When we have perfected working prototypes of products we deem ready for market, we will most likely license the manufacture and marketing of these products to others, or to engage in joint-venture relationships with marketing and distribution companies.

     Of the many projects we have undertaken in the past 4 1/2 years, we had selected three for our primary focus. Each of these three were viewed by management as being the closest to "commercialization" in as much as "proof-of-theory" prototypes of all three had been built and tested satisfactorily at our facilities in Los Alamos, New Mexico.

     Two of the three projects have now been transferred to Sun Power Corporation in exchange for the consideration described above. These are the SOLAREC and Sunspring projects.

     Our third project is called MECH (Motor, Expander, Compressor, Hydraulics). This patent-pending concept is for an engine (or compressor) that, at one-third the size and weight of a conventional internal combustion engine, can produce the same power with a third greater efficiency.

     In the past, we have reported progress in development of other projects which are presently deferred pending the commercialization of our first three priorities. There is no doubt that the basic technologies developed in our now-deferred projects have been productive in the development of Sunspring, Solarec, and MECH.

     (1) MECH. MECH's mission (an internal combustion engine)is to design an internal combustion engine having one-third the size of a conventional engine with the same power and 33% greater efficiency. The MECH engine could have a wide variety of applications from vehicles and propeller driven aircraft, to lawn mowers and chain saws. Internal combustion engines have a theoretical efficiency of well over 50%, but the actual efficiency of present-day car engines is only half that number. A large part of the energy loss is due to sliding friction of the pistons in the cylinders. We have filed a patent application and made a small working prototype of a new engine design called MECH, which substitutes rolling friction for sliding friction in an internal combustion engine. MECH stands for Motor, Expander, Compressor and Hydraulics. The concept can be adapted to an internal combustion engine, gas expander, compressor and hydraulic pump or hydraulic motor.

Over the last 12 months there has been a substantial amount of development work done in regards to the MECH project. Most of this work has been in conjunction with a grant from the US Department of Agriculture whereby funds have been available (up to $69,500) to develop a "Phase I" project concerning a Solar Irrigation Pump ("SIP"). This project, even though it involves the use of solar science technology, a large part of which was included within in the transfer of Sunspring to Sun Power Corporation, remains a part of the Solar Energy Group. The grant was funded through our wholly owned subsidiary, Hydro-Air Technologies, Inc. ("HAT"). The SIP project involves the design and creation of an irrigation pump that is powered by solar energy. A primary component of the project has been the further development of the MECH technology as the efficiencies sought from a MECH engine will be a major component of a successful SIP project. The Phase I grant from the USDA is nearing completion as of the filing date of this Form 10-K. Application has been made to the USDA for "Phase II" grant funds, which could total up to $275,000 if the SIP project is selected by the USDA. It is impossible to speculate as to whether or not HAT will be awarded the Phase II grant funds. If we are successful, the award will be issued beginning early summer of 2002.

     At the time of writing of this Form 10K a proposed transaction involving the MECH technology is currently under consideration. This proposal is similar to the transactions involving Sunspring and RECO whereby Solar Energy would receive common stock and preferred shares in a company that would commit the resources needed to fully develop the potentials of MECH. This proposed transaction would not include SIP.

      (2) SOME HISTORICAL INFORMATION. Hydro-Air Technologies, Inc. (our first acquisition) was a development stage company, founded by Dr. Melvin L. Prueitt, David Jones, Stanley Prueitt and Leslie Speir, which company had developed certain intellectual property rights with which they intended to generate commercially viable electrical power using the energy generated by the heat of evaporation of water. The intellectual property rights are called Hydro-Air Renewable Power System ("HARPS")which includes two U.S. Patents, one granted on September 3, 1996 (number 5,551,238) and a second granted on July 28, 1998 (number 5,784,886), as well as an Air Conditioner Energy System ( ACES") which includes a U.S. Patent (and International filings) granted December 28, 1999 (number 6006538). We regarded and currently regard this acquisition of HAT as an investment by us in future growth of demand for both HARPS and ACES. Our original plan was to aggressively develop HARPS and ACES, but experience has caused us to re-think our priorities in two significant respects. Both the HARPS and ACES projects have proven difficult to develop to the stage of working prototypes. The technical problems are complex and expensive to solve and would require more capital and time than we can currently commit. The preliminary work and experiments done and the test results generated by our preliminary work on HARPS and ACES have suggested and proven applicable and useful to other derivative projects which appear to us more likely to become commercially viable.

      (3)  PATENT  STATUS.  Patent  applications  have  been  filed  for  MECH.

      (4) SOLAR ENERGY'S EMPLOYEES. As of the date of filing of this Form 10-K, Solar Energy does not have any full-time employees. Currently in excess of 80% of Dr. Prueitt's time, and the time of a technician, is spent on the Sunspring project, and they are being compensated by Sun Power Corporation for this work. Counting Dr. Prueitt and the technician as part-time employees, plus one other individual, there are currently 3 part-time employees for Solar

Energy. In addition, the company uses several different consultants from time to time.

    (5) CURRENT DEVELOPMENT PROGRAMS. See the discussion above regarding MECH and SIP, which remain active, and various other projects such as HARPS and ACES that have been put on hold.

     RISK FACTORS. The overriding risk factors facing us, in the development of our promising projects, are the range of foreseeable disappointments: (1) The technology may not work, in the end, and may be unprovable in full working prototypes; (2) the technology may work well, but the cost of producing units may be greater than expected, such that the units may not be salable; (3) A competing technology, or inventive competitor, may arise which would obviate our advancements and render our programs functionally obsolete; any number of other unforeseen events could dramatically alter our prospects for profitability; (4) Sun Power Corporation may be unsuccessful in its efforts to commercialize both Sunspring and RECO, thus causing a return or cancellation of the Preference Shares and diminishing the value of the Sun Power common stock that we have received from the transactions.

     ENVIRONMENTAL ISSUES: We shall comply fully with the Resource Conservation Recovery Act ("RCRA"), the key legislation dealing with hazardous waste generation, management and disposal. We currently produce a very limited amount of chemical waste from our laboratory operations. Our Hazardous Waste Management Service is Perma-Fix of New Mexico, Inc. a Notifying Transport, Transfer Station, and Used Oil Marketer (EPA # NM0000182121). We are currently in compliance with all environmental laws and will continue to comply.

     Each one of our projects in the past has been environmentally friendly. They have been what are commonly called "green" products. We are aware of no environmental regulations specifically applicable to our projects or the products they may become. We are, like all others, subject to all environmental laws and regulations.

     YEAR 2000/2001 ISSUES. We have encountered no year 2000/2001 computer problems of our own, or in connection with any suppliers or correspondents. Management has determined that no such problems or issues existed or exist which has affected or will affect us.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal offices are located at 112 C Longview Drive, Los Alamos, New Mexico, 87544. The facilities consist of a leased plant and building of about 3,400 square feet, including offices and laboratory facilities in which prototype development is on going. The two-year lease provides for rent of $55,200 payable at $2,300 per month. We pay for fire, flood and damage insurance of the premises and for premises liability to third persons, in addition to normal utilities. Our facilities are located minutes away from the prestigious Los Alamos National Laboratory. Rent and expenses are now shared with Sun Power Corporation.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no Shareholder Meetings or matters submitted to shareholders during 2001.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities are quoted in the over-the-counter market as of the date of this report. The common stock of Solar Energy Limited was listed on the OTC Electronic Bulletin Board (OTCBB:SLRE).

     As in the past, there is a young, sporadic and potentially volatile trading market for our shares. Quotations for, and transactions in the Securities, are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

     Based upon standard reporting sources (www.BigCharts.com), the following information is provided:

         PERIOD          HIGH  BID     LOW  BID

     1st  1999         29.00          17.50
     2nd  1999         19.50           8.00
     3rd  1999         10.50           1.50
     4th  1999          7.50           2.50
     1st  2000         10.00           3.75
     2nd  2000          9.06           3.13
     3rd  2000          None           None
     4th  2000          None           None
     1st  2001          None           None
     2nd  2001           .36            .02
     3rd  2001          1.01            .05
     4th  2001           .80            .24

   The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

 (B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2001, was approximately 210, plus an additional 300 to 1,000 shareholders whose shares are held in the name of a depository.

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

(D) SALES OF UNREGISTERED COMMON STOCK YEAR 2001: There were a total of 2,296,421 shares of the company sold or issued in exchange for cash for services pursuant to Section 4(2) of the Securities Act of 1933, restricted securities as defined in Rule 144(a). These shares were issued for total consideration of $775,474 or $.34 per share.

 (E)  DESCRIPTION  OF  SECURITIES.

      (1) CAPITAL AUTHORIZED AND ISSUED. We are authorized to issue 50,000,000 shares of a single class of Common Voting Stock, of par value $0.0001, of which 3,647,208 are issued and outstanding.

      (2) COMMON STOCK. All shares of Common Stock when issued were fully paid for and are non-assessable. Each holder of Common Stock is entitled to one vote per share on all matters submitted for action by the stockholders. All shares of Common Stock are equal to each other with respect to the election of directors and cumulative voting is not permitted; therefore, the holders of more than 50% of the outstanding Common Stock can, if they choose to do so, elect all of the directors. The terms of the directors are not staggered. Directors are elected annually to serve until the next annual meeting of shareholders or until their successor is elected and qualified. There are no preemptive rights to purchase any additional Common Stock or other securities. The owners of a majority of the common stock may also take any action without prior notice or meeting which a majority of shareholders could have taken at a regularly called shareholders meeting, giving notice to all shareholders thereafter of the action taken. In the event of liquidation or dissolution, holders of Common Stock are entitled to receive, pro rata, the assets remaining, after creditors, and holders of any class of stock having liquidation rights senior to holders of shares of Common Stock, have been paid in full. All shares of Common Stock enjoy equal dividend rights. There are no provisions in the Articles of Incorporation or By-Laws, which would delay, defer or prevent a change of control.

      (3) SECONDARY TRADING. This refers to the marketability to reselling the securities in brokerage transactions, and that marketability is generally governed by Rule 144, promulgated by the Securities and Exchange Commission pursuant to 3 of the Securities Act of 1933. Securities, which have not been registered pursuant to the Securities Act of 1933, but were exempt from such registration when issued, are generally Restricted Securities as defined by Rule 144(a). The impact of the restrictions of Rule 144 are (a) a basic one-year holding period from purchase; and (b) a limitation of the amount any shareholder may sell during the second year, as to non-affiliates; however, as to shares owned by affiliates, the second-year limitation of amounts attaches and continues indefinitely, at least until such person has ceased to be an affiliate for 90 days or more. The limitation of amounts is generally 1% of the total issued and outstanding in any 90 day period.

      (4) UNRESTRICTED SHARES OF COMMON STOCK. There are 3,647,208 shares issued and outstanding, 1,308,948 shares are held by affiliates and 1,984,948 shares are owned by non-affiliates. We estimate that 1,661,260 may be or have become unrestricted securities, which could be sold in brokerage transaction in compliance with Rule 144.

     OPTIONS AND DERIVATIVE SECURITIES. We have no outstanding options or derivative securities. We have no shares issued or reserved, which are subject to options or warrants to purchase, or securities convertible into common stock. In connection with this statement please note the information provided in Item 12: Relationships and Transactions, respecting the HAT shareholders speculative entitlement to receive additional shares, which entitlement we have characterized as unlikely to materialize in the foreseeable future.

     RISKS OF "PENNY STOCK." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stock share stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ) listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in-continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

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

     RISKS OF STATE BLUE SKY LAWS. In addition to other risks, restrictions and limitations which may affect the resale of the existing shares of our common stock, consideration must be given to the Blue Sky laws and regulations of each State or jurisdiction in which a shareholder wishing to re-sell may reside. Some States may distinguish between companies with active businesses and companies whose only business is to seek to secure business opportunities, and may restrict or limit re-sales of otherwise free-trading and unrestricted securities. We have taken no action to register or qualify our common stock for resale pursuant to the Blue Sky laws or regulations of any State or jurisdiction. Accordingly offers to buy or sell our existing securities may be unlawful in certain States.


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

     Total expenses were less during 2001 because funding was not available to develop projects further. In addition, approximately $59,000 in grant funds were received from the USDA during 2001 and these receipts were netted against expenses. And, on November 26, 2001 Sunspring and RECO were transferred out of the Solar Energy group of companies so operating costs for these companies were not included for the period November 27, 2001 through December 31, 2001.

     Our research and development had accelerated in 1999 and 2000 due in part to our identification of additional projects inspired from our earlier work. Since inception we have been a research and development company. Accordingly, research and development expenses have represented a substantial portion of our total expenses.

Operations:  December  31  -  One  Year  Audited  From  Inception

                                        2001     2000       1999     Cumulative
--------------------------------------------------------------------------------
General  &  Administrative             262,858     358,116    125,670  1,432,259
Research  &  Development  .            231,761     612,806    839,692  1,972,347
--------------------------------------------------------------------------------
   Total  Expenses                     494,619     970,922    965,362  3,404,606


     No costs have been capitalized due to the experimental nature of the projects and the lack of documented feasibility that the systems being developed would produce the results necessary to place them into production. All projects developed by us are experimental in nature and are recorded as research and development expenses.

     We were organized in our present form in late 1997 to focus on developing cost-effective solutions to three principal global issues concerning: water, energy and pollution. We are a research and development company, and not a manufacturing or marketing company at this time. Our Company's thrust is to explore and/or develop alternative energy systems and water projects that are environmentally friendly in addition to being economically viable and competitive. We have been and continue to be a development stage company, substantially in a start-up mode, since the inception of our business in December of 1997. All of our operations to date have been in the nature of research and development. We have acquired our developmental technology in the form of the direct acquisitions previously mentioned. Our aim and focus is the development of new and renewable energy sources and water projects. We consider our acquisitions as direct acquisitions, and not reverse acquisitions, because no change of control has resulted.

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

(A) PLAN OF OPERATION: NEXT TWELVE MONTHS. Of the many projects we have undertaken in the past 4 1/2 years, we had selected three for our primary focus. Two of these three have been transferred to Sun Power Corporation as discussed above.

     The third project, which was not transferred and remains in development, is called MECH (Motor, Expander, Compressor, Hydraulics). This patent-pending concept is for an engine (or compressor) that, targeted at one-third the size and weight of a conventional internal combustion engine, would produce the same power with a third greater efficiency.

     In the past, we have reported progress in development of other projects, which are presently deferred. There is no doubt that the basic technologies developed in our now-deferred projects have been productive in the development of the three projects now commanding our prominent focus.

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

     On November 26, 2001 we closed on a transaction whereby 100% of the stock in our wholly owned subsidiary, Sunspring Inc., was transferred to Sun Power Corporation, a Nevada Corporation with executive offices in British Columbia, Canada. As consideration, we received 2,000,000 shares of Sun Power common stock and 8,000,000 shares of convertible Series A preferred stock of Sun Power. The preferred shares have certain voting rights, bear interest at 6% simple interest per annum, and are convertible to Sun Power common shares at our option after 12 months from the closing. The shares may be converted at the average 10 day trading price of the common shares prior to written confirmation of conversion, with a minimum floor price of $2.00 share and a ceiling price of $4.00 per share. The interest is paid only from cash flow generated by Sunspring.

     The primary assets of Sunspring included intellectual property rights and certain patents or patents-pending and exclusive global licenses to use patented concepts designed by Sunspring and Solar Energy. The assets also included existing proof-of-theory prototypes and equipment, parts, supplies located at our offices in Los Alamos. Sunspring's patent pending process, is called "H20 NOW", which is intended to minimize the cost of energy using solar collectors attached to a transducer to collect and store the solar energy used to power a reverse osmosis system.

     Also on November 26, 2001, we closed on another transaction with Sun Power Corporation. In this case, 100% of the stock in RECO, which was 100% owned by Renewable Energy Limited ("REEL"), was transferred to Sun Power Corporation. (The Registrant continues to own 67% of REEL.) As consideration, REEL has also received 2,000,000 shares of Sun Power common stock and 8,000,000 shares of Convertible Series B Preferred Stock of Sun Power. These preferred shares have similar voting rights, interest rate and payment terms, and conversion features as described above for the Sunspring transaction. The interest on the preferred shares is paid only from cash flow generated by RECO.

     The primary asset of RECO was a project called SOLAREC (Solar Reduction of Carbon Dioxide.) This project involves the task of recycling carbon dioxide(CO2)into fuel using focused ultraviolet and visible light from the sun. One of the goals of the project is to produce automotive fuels using only solar energy and carbon dioxide from the atmosphere, with commercial electricity as a by-product. In addition, RECO has developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal.

     In both the transaction involving Sunspring and RECO, Sun Power Corporation has taken on the responsibility to give best efforts in providing initial working capital and product development capital for use in the development of Sunspring's and RECO's technologies. If, at the end of 12 months, the technology for either Sunspring or RECO is proven to be incapable of commercialization, Sun Power has the right to return the ownership of the company in question and cancel the applicable preference shares issued. In the event Sun Power fails to, directly or indirectly, fund an acceptable commercialization program for Sunspring and/or RECO, then we, Solar Energy Limited or Renewable Energy Corp., reserve the right to return the appropriate preference shares in return for repossession of the applicable company or technology.

(B) CASH REQUIREMENTS AND OUR NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have depended and continue to depend on support from our principal shareholders to cover any shortfalls. There is no binding agreement by which these or any shareholders are committed to continue funding our research and development. While our shareholders have indicated no lack of continuing support, if our required funding is not provided, we may not be able to continue as a going concern. We require approximately $1,000,000 to meet our budgetary requirements for he next 12 months.

We have not reported revenues since our inception because we have been exclusively a research and development company. We have been supported by our circle of sophisticated shareholders, who have been committed to continue supporting our development, as needed, and to see our program through to successful profitability. Our supporters are entrepreneurial investors committed to meet any short-fall in our funding.

Risk  Factors.  Note 2 of our Auditor's report for the previous year-end states:
"The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." Notwithstanding our confidence in our sophisticated shareholders, and soundness of our business plans, we remain dependent on investor confidence in our future. There can be no assurance offered to the public by these disclosures, or otherwise, that we will be successful, or that we will ultimately succeed as a going concern. To the extent that existing resources and any future earnings prove insufficient to fund our activities, we will need to raise additional funds through debt or equity financing. We cannot assure that such additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. In addition, any equity financing could result in dilution to our stockholders. Our inability to obtain adequate funds could adversely affect our operations and ability to implement our business strategy. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Also, any additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

(C) DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS. We are a development stage company. Our activities to date consist entirely of research and development. The table on the following page details the Profit and Loss statement for the year ending December 31, 2001.

Operations:  December  31               One  Year  Audited              From
                                                                     Inception
                                 2001          2000         1999     Cumulative
--------------------------------------------------------------------------------
Revenues                           0             0            0             0

 Total  Revenues:        $         0   $         0   $        0   $      0.00
General & Administrative     262,858       358,116      125,670     1,432,259
Research  &  Development     231,761       612,806      839,692     1,972,347
   Total  Expenses           494,619       970,922      965,362     3,404,606
      Net Operating Loss     494,619       970,922      965,362     3,404,606
Gain on sale of investments   64,573        17,200            0        81,773
Interest  Income                 668         3,223        8,276        17,411
Loss  on  sale  of  assets         0        (2,575)           0        (2,575)
Minority  Interest            28,475        27,175            0        55,650
   Total  Other  Income       93,716        45,023        8,276       152,259
         Net Income (Loss)  (400,903)     (925,899)    (957,086)   (3,252,347)
Net Income (Loss) per share     (.21)         (.70)        (.77)        (4.14)
                         =====================================================
Weighted Average
   common shares.          1,944,694     1,315,391    1,237,891       783,947

      In 2001, research and development costs were reduced substantially mostly because funds were not available for additional research. Expenses were also less because of approximately $59,000 in USDA grant funds that were received in 2001 that were credited against expenses. In addition, the transfers of Sunspring and RECO on November 26, 2001 caused an overall reduction of expenses for the year. Expenses for these affiliates ceased for the Solar group after that date. Our General and Administrative expenses remain consistently comparable but for some non-recurring expenses for legal and professional costs in 2000 in connection with our 1934 Act Registration.

     RESEARCH AND DEVELOPMENT. No costs have been capitalized due to the experimental nature of the projects and the lack of documented feasibility that the systems would produce the results necessary to place into production. During 1999, other projects were being developed and the HARPS project was placed on hold. All projects developed by Solar are experimental in nature and are recorded as research and development expenses.

 (D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION. We are a development stage company. Our activities to date consist entirely of research and development. Our balance sheet, derived from the audited financial statements for the year ending December 31, 2001 is as follows on the next page.

Balance  Sheet  2001          2000         1999
December  31
-  ---------------------------------------------------------------------
Cash                                 23,741   $    38,331   $  263,371
Accounts  Receivable                 11,994         1,384            0
Prepaid  Expenses                       400           206            0
Note  Receivable                          0             0       50,000
Current  Assets                      36,135        39,921      263,371
                               ------------ ------------- ------------
Property  and  Equipment,  Net  .     9,234        35,610       25,297
                               ------------ ------------- ------------
Organization  Costs                       0             0            0
Patent  Costs  (Note  6)             34,005        48,534       33,549
Goodwill  (Note  7)                  16,948        33,328       50,008
Deposits                              4,837         4,837        4,537
                               ------------ ------------- ------------
Total  Assets                       101,159       162,230      376,762
                               ============ ============= ============
Accounts  Payable                    90,942       166,089       58,973
Accrued  Liabilities                 70,537        64,292       16,183
Notes  Payable  (Related  Party)    510,893       749,156      428,639
Total  Current  Liabilities         622,370       979,537      503,795
                               ------------ ------------- ------------
Minority  Interest  (REEL)          107,150       135,625            0
                               ------------ ------------- ------------
Common  Stock                           365           132          132
                               ------------ ------------- ------------
Paid-in  Capital                  2,573,621     1,798,380     1,798,380
Accumulated  Deficit             (3,252,347)   (2,851,444)   (1,925,545)
Total  Equity                      (678,361)   (1,052,932)     (127,033)
                               ------------ ------------- ------------
Total  Liabilities  and  Equity.    101,159       162,230       376,762
                               ============ ============= ============

     Property  and  equipment  is  detailed  as  follows:

                              2001      2000
-  ---------------------------------------------
Office  Equipment  &       $  21,907   $49,301
Furniture
Tools                          1,539     1,539

     Total                    23,446    50,840
                          ---------- ---------
Accumulated  Depreciation   (14,212)  (15,230)
                              9,234    35,610
                          ---------- ---------
Depreciation  Expense         7,689     6,455
                          ========== =========

     PATENT COSTS (NOTE 6). We have incurred legal costs in connection with the Patent process, which we have rights to, and have therefore capitalized those costs and are amortizing them over a five year period. Amortization expenses attributable to patents were $10,949 (2001) and $10,467 (2000).

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

     NOTES PAYABLE (RELATED PARTY) (NOTE 8). Baycove Investments, Ltd., a shareholder, has loaned us total amounts in excess of $1,000,000 since 1998 of which $406,956 was converted to common stock. The remaining balance at December 31, 2001 is $510,893. These loans are non-interest bearing and due upon demand.

     NOTE RECEIVABLE (1998). Pursuant to a purchase agreement for our original acquisition of RECO, we advanced $50,000 during 1998 as an unsecured loan. Upon closing on January 31, 1999, $30,000 of the loan was converted to equity of RECO as we became 100% owners of RECO's common stock. The remaining $20,000 of the unsecured loan was advanced for start-up costs and is considered as a cost of the investment in RECO. According to the agreement, we issued 350,000 shares to RECO shareholders. This business combination was accounted for using the purchase method.

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

     HOLISTICOM.COM LIMITED NOT ACQUIRED (NOTE 12). We had previously announced our intended acquisition of Holisticom.com Limited in a transaction by which we would have created a new controlled subsidiary, and in which we would have placed 37% of our SUNSPRING program into Holisticom in exchange for 51% of Holisticom common stock; however, Holisticom has notified us that it will not proceed with the transaction, citing the decline of current market conditions, as follows: "This is formal notification from Sunspring Inc. [formally Holisticom.com Limited] that it hereby cancels the proposed acquisition of certain water related assets owned by XSEL [Solar Energy Limited]. The agreement dated June 26, 2000 is hereby null and void and the $100,000 deposit is hereby converted to a one year loan, bearing interest at 8%, interest accrued. The note is due February 28, 2002." This cancellation was dated February 26, 2001, and was accepted by us. Please refer to Exhibit 10.2 of Form 10-QSB-A2 for that document. Although the transaction spoke as having been effective in August, the transaction never became effective, and the reorganization it contemplated was never put into effect. We therefore created a note payable to Holisticom for the repayment of its $100,000 deposit. The note, a one year loan, bearing interest at 8%, interest accrued was due February 28, 2002 but transferred to the liability account of Baycove Investments Ltd. as of December 31, 2001.

 (E) FUTURE PROSPECTS. Other than the transactions involving Sun Power Corporation, efforts have not been made to date to identify other companies to manufacture our products or to identify probable or targeted licensees. We have determined to await commercially viable prototype readiness before addressing manufacturing and marketing issues. We do not expect to achieve significant sales, if any, in the next twelve to eighteen months.

     HARPS and ACES projects have been deferred for the future. We expect to turn our attention to these projects in 18 months to two years. These were our original programs, which inspired our current product development projects. Disclosure is now provided as to what those deferred projects are.

     HARPS, refers to certain technology, patents, and intellectual property rights to the concept producing electricity using the energy of evaporation of water. One quart of water has about one-twentieth the energy of a quart of gasoline. The process derived from this technology, called Hydro Air Renewable Power Systems ("HARPS"), is (theoretically) an efficient and environmentally friendly energy source, using only dry air and water (either fresh, ocean, or waste water) to produce electricity while at the same time cleaning the air! Initial internal computer driven studies conducted by the Company indicate that electricity could be produced more economically than currently generated by nuclear or fossil fuel plants. A partially working prototype was built in Los
Alamos. We believe the concept and science is sound, but the project is too expensive and time-consuming to develop at this time.

     ACES, refers to a project called Air Conditioner Energy System ("ACES"). This project is similar in theory to HARPS. The difference is that the ACES units are to be primarily for single family residences. They would be small, self-contained roof mounted units that produce electricity with a unique bi-product, cold air. That is, they provide electricity 24 hours a day while air conditioning a house. The theory also relies on the heat of vaporization of water but is simpler than the HARPS. Excess power can be sold to the utility company. A model/prototype will be built in tandem with HARPS by the same developmental team.

     SUMMARY. We do not expect to achieve profitability in the next twelve months. We are making significant progress in developing and proving our technologies. We believe the transactions involving the transfer of technology to Sun Power Corporation could result in recognizing significant profits should their efforts to commercialize projects be realized. We continue to be dependent on the support of our shareholders for funding. There is no assurance that funding will not run out. There is no assurance that we will succeed in our various efforts. While no guarantee can be given as to when or whether we will achieve significant revenues and profitability, a reasonable estimate is believed to be within two to three years from the date of this Report.

                         ITEM 7.  FINANCIAL STATEMENTS.

 (A) AUDIT COMMITTEE. The Audit Committee of this Corporation for this fiscal year consists of our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2001 be included and filed with the Securities and Exchange Commission.

 (B) FINANCIAL STATEMENTS. Audited Financial Statements for the years ended December 31, 2001, 2000, 1999 and from inception are provided as Exhibit FK-01 attached hereto and incorporated by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been substantially reproduced in Item 6 preceding and discussed therein.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.


                   Remainder of page intentionally left blank.

                                    PART  III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     On November 26 2001, Joel Dumaresq resigned as the President and CEO and from the Board of Directors of Solar Energy Limited. David F. Jones appointed as his replacement.

     Norman Wareham (age 47) remains our Secretary-Treasurer and Chief Financial Officer.

     The Board of Directors of Solar Energy Limited consists of, Dr. Melvin L. Prueitt, Norman Wareham, David Jones and Dr. Reed Jensen. For further biographical information please refer to our Website, www.solarenergylimited.com.

     David Jones, age 57, brings to the Company 18 years of business experience resulting from starting and developing Jomar Systems, Inc., which specialized in the design and manufacture of nuclear assay equipment, and 32 years of systems development experience involving electronic circuit design, mechanical apparatus design, application software and firmware design, manufacturing and integration. In addition to publishing several articles on nuclear instrumentation and methods, Mr. Jones holds a patent for "Method & Apparatus for Controlling
Multiple  Motors".  In  1992,  David  Jones  was  awarded  the  "Excellence  in
Enterprise" award by the Los Alamos Economic Development Corporation, the Los Alamos National Bank and the Los Alamos National Laboratory. From 1996 and currently, he has been contracted to the Los Alamos National Laboratory to provide project planning and procedure writing in support of the Technical Safety Requirements (TSR) implementation at the Plutonium and CMR facilities. Duties included establishing and maintaining a work breakdown structure and resource loaded schedule for all TSR implementation work and the writing of surveillance procedures at both facilities.


     Norman Wareham, age 47, is our Secretary-Treasurer and Chief Financial Officer, and has served since 1997. He has a comprehensive background in implementing information systems for public and private companies, with particular expertise in financial management and tax planning. He is also president of Wareham Management Ltd., a private company engaged in management consulting for public and private companies. From 1995 to 1996 he was an accountant with the Certified General Accounting firm (Canada) of Wanzel, Sigmund, & Overes. From 1993 to 1995 he served as President and CEO of Transatlantic Financial Corp., a private investment banking company. He was president of Global Financial Corporation in the British West Indies, and has been a public accountant for 25 years, owning two accounting firms. Mr. Wareham is currently on the board of directors and is chief financial officer for several public companies, including the ZMAX Corporation, (since 1996) and Cybernet Internet Services International, Inc. He is currently a director of United States companies: Aquaplan, Inc., British Brasses Ltd., Viper Resources, Inc. and WattMonitor, Inc. He is a director of Canadian companies Anthian Resources Corporation and Oko Gold Corporation, since 1998 and 1997, respectively.

     Dr. Melvin L. Prueitt, age 68, is the Chairman of the Board of Directors of Solar Energy Limited, and President of our wholly-owned subsidiary, Hydro-Air Technologies, Inc. and one of our two principal scientists. Dr. Prueitt received his B.S. from the Brigham Young University, his M.S. from the University of Arizona and his Ph.D. from the University of New Mexico, all in physics. Following his graduation from the University of Arizona, Dr. Prueitt joined the Los Alamos National Laboratory where he remained until 1994. He retired from LANL in 1994. From 1997 to present he has served on the Board of Directors for Solar Energy Limited and Hydro Air Technologies, Inc. He has also been engaged, substantially full-time, in the affairs of our research and development projects. Dr. Prueitt, who holds 12 U.S. patents, was the first to determine the temperature of lighting strokes. A prolific research scientist and writer, he has written three books and has been published in over 30 publications. He is listed in Who's Who in the West, Who's Who in America Index, Men of Achievement, Dictionary of International Biography and Contemporary Authors.

     Dr. Reed Jensen, age 64, is one of our Directors and our other principal Scientist. Since January 1999, Dr Jensen has been the President and Chief Scientist of Renewable Energy Corporation (RECO). (RECO has been merged into Sun Power Corporation as previously discussed.) From 1998 to 1999, he had been engaged as a Program Manager for CO2 sequestration, at Los Alamos National Laboratory ("LANL"). From 1995 to 1998, Dr. Jensen was Deputy Director for Environmental Program Management, LANL. He was responsible for the establishment of environmental stewardship at Los Alamos. From 1993 to 1995, he was engaged in Research at LANL in Nuclear fuel cycle separations from molten salt media and high temperature gas kinetics. From 1986 to 1993, he was Deputy Associate Director with line management responsibility for over 1000 chemistry and materials people including chemistry and materials divisions, at LANL centers and program offices. From 1981 to 1986, he was Program manager and technical leader for Isotope LANL Separation and Laser Programs. From 1974 to 1981, he was Division Leader and Deputy responsible for quality of the technical work, and Role Division Leader LANL engaged primarily in technical leadership. From 1972 to 1974, he was Group Leader, LANL Technical director of activities for about 50 people, in developing giant pulse chemical lasers and inventing the nozzle expansion/laser dissociation method for uranium isotope separation. From1969 to 1972, he was a Staff Member, Geomagnetic field tracing with barium jets, chemical, LANL kinetics and chemical lasers. From 1967 to 1969, he was Assistant Professor of Chemical laser kinetics, environmental science and Chemistry, Brigham Young University. From 1966 to 1967, he was Staff Member, Weapons explosives initiation and kinetics of LANL explosions, and engaged in CO2 laser research. He was educated at the University of California at Berkeley, doing Postdoctoral Studies in Laser Chemical Kinetics (1965-1966 school year); and Brigham Young University, Provo, Utah, earning his Ph.D., 1965, in Physical Chemistry and his B.A., 1960, in Chemistry and Mathematics. He enjoys a reading knowledge of German and French, and is fluent in Spanish, by formal study and residence in Hispanic countries. His awards include NIH Postdoctoral Fellow (1965-1966), NDEA Graduate Fellow (1962-1965), Outstanding Thesis Award (1965), Army Commendation Medal (for technical work, 1962), U.S. Department of Energy Certificate of Appreciation (1989), American Academy of Environmental Engineers Excellence in Environmental, Engineering Superior Achievement Award (1998).

     Dr. Prueitt and Dr. Jensen, our two principal scientists, are engaged in the affairs of research and development projects substantially full-time. However, since the transfers of RECO and Sunspring to Sun Power Corporation, a great deal of their time is now spent on furthering those projects for the benefit of Sun Power (which ultimately will benefit Solar Energy Limited). Our other officers and directors provide insubstantial time to our affairs, as needed, but have not been required to devote more than minimal time to us, at the present time.

                        ITEM 10.  EXECUTIVE COMPENSATION.

     We have not and do not compensate our Directors for their attendance at Board meetings, or service in their corporate capacities as Directors. (This includes Dr. Prueitt and Dr. Jensen, our two principal scientists.) We have not and do not compensate our Officers, Mr. Jones and Mr. Wareham for their official roles, for the reason that those gentlemen have not been required to devote substantial time to our affairs.

     Dr. Prueitt and Dr. Jensen, our two principal scientists, until November 26, 2001, were engaged in the affairs of our research and development projects substantially full-time and were compensated for this scientific work. Our other officers and directors provide insubstantial time to our affairs, as needed, but have not been required to devote more than minimal time to us, in their capacities as such, at the present time. The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans.

     Up until November 26th, Dr. Prueitt had been compensated hourly, at $35 per hour. Approximately 2,000 hours of work that he contributed during 2001 was not paid by the company and is shown as an accrued liability of the Company.

     Dr. Reed Jensen was the only full-time employees of RECO. Dr. Jensen was salaried at $60,000 per year. Both Dr. Prueitt and Dr. Jensen are currently being compensated in their new positions with Sun Power Corporation.

                                                                             Long  Term  Compensation
                              Annual  Compensation                           Awards           Payouts
a                       b              c            d           e          f         g          h             I
Name                   Year         Salary        Bonus                           Securi-     LTIP
And                                  ($)           ($)        Other     Restric-   Ties      Payouts
Principal  .                                                  Annual      Ted      Under-       ($)       All  Other
Position                                                      Compen     Stock     Lying                    Compen
                                                              -sation    Awards    Options                  Sation
                                                                ($)       ($)       SAR's                     ($)
                                                                                    (#)
David F. Jones         2001           0             0            0         0         0           0              0
President/CEO
                       2000           0             0            0         0         0           0              0
                       1999           0             0            0         0         0           0              0
                       1998           0             0            0         0         0           0              0

NOTES  TO  TABLE:

(1) We issued a total of 70,040 shares to or for HAT in previous years. We are required to issue to or for HAT one additional share for each $2.00 of earnings generated by HAT from the HARPS project, as determined by Generally Accepted Accounting Principles (GAAP) to a maximum of 350,200 additional investment shares. The HARPS project has been deferred, indefinitely. There have not been revenues to date, so that no further issuances have been made to or for HAT. There is no indication when or if these shares or any of them will be earned.

     This discussion is complicated by those internal arrangements among the former HAT shareholders or founders, and their Hydro-Air Founders LLC. The HAT Founders LLC is a kind of trust arrangement for the shares issued to it and the shares, which may become issuable to it, when and if HAT/HARPS produced earnings. Their Founders Agreement sets up a formula for distribution in proportion to their continuing participation. In order to determine how the HAT founders would distribute their Founders Agreement shares, the computation would include factors such as hours and other participation not yet ascertainable. Since it is impossible to determine whether or whom shares may be issued in the future, no tabular presentation of these multiple contingencies is practicable. The Founders Agreement (internal to HAT subsidiary) is incorporated herein by this reference to a previous Annual Report, Form 10-KSB-A3, for December 31, 1999, at Exhibit 10.3 thereof.

     In addition to shares that could be issued in connection with the future performance of HAT, there are other shares that are required to be issued to the HAT founders as other shares in Solar Energy are issued. At the time of the HAT acquisition a formula was developed that would allow the HAT founders to maintain parody as new shares, are issued by the company. This formula and the number of shares now due, is discussed under Item 1(A)3(iii) on page 3 and elsewhere in this From 10-KSB.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents, as of the date of this Report, December 31, 2001, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, known to or discoverable by us, and the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock. More than one person, entity or group could be beneficially interested in the same securities, so that the totals of shares and of percentages may accordingly exceed one hundred percent. We have only one class of stock, issued and outstanding, namely Common Voting Equity Shares.

     In the table on the following page, the total beneficial ownership of shares is shown. "1 Shares" shows the actual number shares owned. "2 Shares" shows the total share ownership attributed to the shareholder pursuant to the Rules of Attribution.


                   Remainder of page intentionally left blank.

    Name and Address of Beneficial Owner(1) Shares    %    (2) Shares     %
                                             Actual           Attributed
-
--------------------------------------------------------------------------------
Dr.  Melvin L. Prueitt (1)                    6,724    0.18      70,040     1.92
161  Cascabel
Los  Alamos,  New  Mexico,
87544Chairman/Director
--------------------------------------------------------------------------------
Norman  Wareham                                 -0-    0.00
1177  West  Hastings
Vancouver  BC  2V6  E2K   Secretary-
Treasurer/Director
--------------------------------------------------------------------------------
David  M. Jones (1)                           3,362    0.09      70,040     1.92
131  San  Ildefonso
Los  Alamos,  New  Mexico,  87544  Director
--------------------------------------------------------------------------------
Dr.  Reed  Jensen.                            20,000     .55
121  La  Vista
Los  Alamos,  New  Mexico,  87544  Director
--------------------------------------------------------------------------------
 Officers  and Directors as a Group          30,086     .82      70,040     1.92
--------------------------------------------------------------------------------
Leslie  Speir (1)                             3,362    0.09      70,040     1.92
PO  Box  4172
Fairview  Station
Espanola,  NM  87533
--------------------------------------------------------------------------------
Stanley  Prueitt (1)                          3,362    0.09      70,040     1.92
2848  A.  Walnut  Street
Los  Alamos,  NM  87544
--------------------------------------------------------------------------------
Hydro-Air  Founders (1)                      37,262    1.02      70,040     1.92
1177  West  Hastings
Vancouver  BC  V6E  2K3
--------------------------------------------------------------------------------
BAYCOVE  INVESTMENTS  LIMITED                 634,876  17.40
15  HERBERT  STREET
DUBLIN  2  IRELAND
--------------------------------------------------------------------------------
THE  GREEN  JOURNAL  LTD                       600,000  16.45
1177  WEST  HASTINGS  STREET,  SUITE  1818
VANCOUVER  BC  V6E  2K3  CANADA
--------------------------------------------------------------------------------
Other  5%  Owners                          1,308,948   35.87   1,308,948   35.87
--------------------------------------------------------------------------------
Reference  Only:  Total Issued & Out       3,647,208  100.00   3,647,208  100.00
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

                                      None.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A) FINANCIAL STATEMENTS. Exhibit FK-01. Audited Financial Statements: Solar Energy Limited: Consolidated: December 31, 2001, 2000 and from inception.

 (B) FORM 8-K REPORTS. None filed as of December 31, 2001. On February 26, 2002, we did file an 8-K to report a "Disposition of Assets". We reported the completion of two formal share exchanges with Sun Power Corporation, a public company listed on the OTC Bulletin Board (SNPW.OB). Under the terms of the share exchange agreements, Sun Power has acquired 100% of the shares of two of our affiliate or wholly owned subsidiaries: Sunspring Inc. (Sunspring), a wholly owned subsidiary of Solar Energy Limited and Renewable Energy Corporation
(RECO), 100% owned by Renewable Energy Limited (REEL) and REEL is 63% owned by Solar Energy.

(C) EXHIBITS. Please see Exhibit Indices 1, 2 and 3 immediately following. These Exhibits are incorporated herein by reference to our previous Annual Report, (1 ) on Form 10-KSB-A3, for the year ended December 31, 1999; and (2) filed herein.


--------------------------------------------------------------------------------
                                     Exhibit
Table                     Description  of  Exhibit
--------------------------------------------------------------------------------
#      Incorporated  by  Reference  to  Form  10-KSB-A3  (December  31,  1999)
--------------------------------------------------------------------------------
            [3]   ARTICLES/CERTIFICATES  OF  INCORPORATION,  AND  BY-LAWS
--------------------------------------------------------------------------------
3.1      Certificate  of  Incorporation:  Solar  Energy  Limited.
3.2      Articles  of  Incorporation:  Hydro-Air  Technologies,  Inc.
3.3      By-Laws:  Hydro-Air  Technologies,  Inc.
3.4      Articles  of  Renewable  Energy  Corporation
3.5      Reorganization:  Salvage  World  and  Solar  Energy  Limited
3.6      Merger  of  Salvage  World  and  Taurus
--------------------------------------------------------------------------------

*Filed  herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)

Dated:  April  10,  2002


/s/David  Jones                     /s/Melvin  Prueitt
   David  M.  Jones               Dr.  Melvin  L.  Prueitt
   Director                            Director


 /s/Norman  Wareham                 /s/Reed  Jensen
    Norman  Wareham               Dr.  Reed  Jensen
    Secretary/Treasurer/Director       Director

--------------------------------------------------------------------------------
                                  EXHIBIT  FK-00

                          AUDITED  FINANCIAL  STATEMENTS:

                       SOLAR  ENERGY  LIMITED:  CONSOLIDATED:

                          DECEMBER  31,  2001  AND  2000

                               AND  FROM  INCEPTION
--------------------------------------------------------------------------------


                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                        CONSOLIDATED  FINANCIAL  STATEMENTS
                           DECEMBER  31,  2001  AND  2000


                                 C  O  N  T  E  N  T  S


AUDITOR'S  REPORT                                                  27

CONSOLIDATED  BALANCE  SHEETS                                      28

CONSOLIDATED  STATEMENTS  OF  OPERATIONS                           29

CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY                30

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                          31

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS                32

                          INDEPENDENT  AUDITOR'S  REPORT



TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
SOLAR  ENERGY  LIMITED

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) AS OF DECEMBER 31, 2001 AND 2000 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999 AND FROM INCEPTION ON JANUARY 5, 1994 THROUGH DECEMBER 31, 2001. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS IN THE UNITED STATES OF AMERICA. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDITS TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) AS OF DECEMBER 31, 2001 AND 2000 AND THE RESULTS OF ITS OPERATIONS AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999 AND FROM INCEPTION ON JANUARY 5, 1994 THROUGH DECEMBER 31, 2001 IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES OF AMERICA.

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


/S/CHISHOLM  &  ASSOCIATES
CHISHOLM  &  ASSOCIATES
NORTH  SALT  LAKE,  UTAH
FEBRUARY  19,  2002

                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                           CONSOLIDATED  BALANCE  SHEETS
                                     ASSETS

                                                        DECEMBER  31,
                                                   2001                    2000
--------------------------------------------------------------------------------
CURRENT  ASSETS
   CASH                                $          23,741           $      38,331
   ACCOUNTS  RECEIVABLE                           11,994                   1,384
   PREPAID  EXPENSES                                 400                     206
                                       -----------------------------------------
TOTAL  CURRENT  ASSETS                            36,135                  39,921
                                       -----------------------------------------
PROPERTY  &  EQUIPMENT  (NOTE  5)                  9,234                  35,610
                                       -----------------------------------------
OTHER  ASSETS
   PATENT  COSTS  (NOTE  6)                       34,005                  48,534
   GOODWILL  (NOTE  7)                            16,948                  33,328
   DEPOSITS                                        4,837                   4,837
                                       -----------------------------------------
TOTAL  OTHER  ASSETS                              55,790                  86,699
                                       -----------------------------------------
      TOTAL  ASSETS                    $         101,159            $    162,230
                                       =========================================

                      LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES
   ACCOUNTS  PAYABLE                              90,940                166,089
   ACCRUED  LIABILITIES                           70,537                 64,292
   NOTES  PAYABLE-RELATED  PARTY  (NOTE  8)      510,893                849,156
                                       -----------------------------------------
       TOTAL  CURRENT  LIABILITIES               672,370                979,537

LONG-TERM  LIABILITIES

MINORITY  INTEREST                               107,150                135,625

STOCKHOLDERS'  EQUITY
   COMMON  STOCK,  AUTHORIZED
      50,000,000  SHARES  OF  $.0001  PAR  VALUE,
      ISSUED  AND  OUTSTANDING  3,647,208  AND
      1,315,391  SHARES  RESPECTIVELY                365                    132
   ADDITIONAL  PAID  IN  CAPITAL               2,573,621              1,798,380
   DEFICIT  ACCUMULATED  DURING  THE
     DEVELOPMENT  STAGE                       (3,252,347)            (2,851,444)
                                       -----------------------------------------
       TOTAL  STOCKHOLDERS'  EQUITY             (678,361)            (1,052,932)
                                       -----------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   101,159     $          162,230
                                       =========================================

  THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                      CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                                                  CUMULATIVE
                                                 FOR  THE  YEARS                     TOTAL
                                               ENDED  DECEMBER  31,                  SINCE
                                      2001           2000            1999          INCEPTION
-----------------------------------------------------------------------------------------------
REVENUES:                         $        0    $        0   $          0     $          0

OPERATING  EXPENSES:
   GENERAL  &  ADMINISTRATIVE        262,858        358,116        125,670       1,432,259
   RESEARCH  &  DEVELOPMENT          231,761        612,806        839,692       1,972,347
  TOTAL  OPERATING  EXPENSES         494,619        970,922        965,362       3,404,606

OPERATING  INCOME  (LOSS)           (494,619)      (970,922)      (965,362)     (3,404,606)

OTHER  INCOME  (EXPENSES)
   MINORITY  INTEREST                 28,475         27,175              0          55,650
   GAIN(LOSS)  ON  INVESTMENTS        64,573         17,200              0          81,773
   LOSS  ON  SALE  OF  ASSETS              -         (2,575)             0          (2,575)
   INTEREST  INCOME                      668          3,223          8,276          17,411

   TOTAL OTHER INCOME (EXPENSES)      93,716         45,023          8,276         152,259

NET  (LOSS)                   $     (400,903)   $  (925,899)   $  (957,086) $   (3,252,347)

NET  LOSS  PER  SHARE         $         (.21)   $      (.70)   $      (.77) $        (4.14)

WEIGHTED  AVERAGE  SHARES
OUTSTANDING                        1,944,694      1,315,391      1,237,891         783,947

  THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              SOLAR ENERGY LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                 CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY

                                                                                               ACCUMULATED
                                                                                ADDITIONAL     DURING  THE
                                               COMMON  STOCK                     PAID-IN       DEVELOPMENT
                                        SHARES               AMOUNT              CAPITAL          STAGE
---------------------------------------------------------------------------------------------------------------

BALANCE AT BEGINNING OF DEVELOPMENT
 STAGE  -  JANUARY 5, 1994                         0        $            0        $         0     $           0

1/5/94-STOCK  ISSUED  FOR
ORGANIZATION  COST                           125,000                    13              2,487                 0

NET  LOSS  DECEMBER  31,  1994                     0                     0                  0              (500)

BALANCE,  DECEMBER  31,  1994                125,000                    13              2,487              (500)

NET  LOSS  DECEMBER  31,  1995                                                                             (500)

BALANCE,  DECEMBER  31,  1995                125,000                    13              2,487            (1,000)

10/96-SHARES  ISSUED  FOR
CASH  AT  $20.00                               1,300                     1             25,999                 0

11/96-SHARES  ISSUED  FOR  CASH  AT  $.90        831                                      763                 0

12/96-SHARES  ISSUED  FOR  CASH  AT  $2.00       125                     0                251                 0

STOCK  SPLIT  ROUNDING  ADJUSTMENT               595                    (1)                 1                 0

NET  LOSS  DECEMBER  31,  1996                     0                     0                  0           (24,013)

BALANCE,  DECEMBER  31,  1996                127,851                    13             29,501           (25,013)

NET  LOSS  DECEMBER  31,  1997                     0                     0                  0            (4,000)

BALANCE,  DECEMBER  31,  1997                127,851                    13             29,501           (29,013)

1/98-SHARES  ISSUED  FOR  ACQUISITION  OF
 HYDRO-AIR  TECHNOLOGIES,  INC.               70,400                    7                  (7)                0

6/98-SHARES  ISSUED  FOR
CASH  AT  $1.0  PER  SHARE                   780,000                   78             779,922                 0

7/98-SHARES  ISSUED  FOR
CASH  AT  $10.00  PER  SHARE                  12,500                    1             124,999                 0

11/98-SHARES  ISSUED  FOR
CASH  AT  $.10  PER  SHARE                   200,000                   20             199,980                 0

NET  LOSS  FOR  THE  YEAR
ENDED  DECEMBER  31,  1998                         0                    0                   0          (939,446)

BALANCE,  DECEMBER  31,  1998              1,190,391                  119           1,134,394          (968,459)

4/99-SHARES  ISSUED  FOR
CASH  AT  $10.00  PER  SHARE                  10,000                    1              99,999                 0

1/99-SHARES  ISSUED  FOR  ACQUISITION  OF  RENEWABLE
ENERGY  CORPORATION  AT
$12.00  PER  SHARE                            35,000                    4             419,996                 0

10/99-SHARES  ISSUED  FOR
CASH  AT  $1.80  PER  SHARE                   80,000                    8             143,990                 0

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                 CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY(CONTINUED)


                                                                                               ACCUMULATED
                                                                                ADDITIONAL     DURING  THE
                                               COMMON  STOCK                     PAID-IN       DEVELOPMENT
                                        SHARES               AMOUNT              CAPITAL          STAGE
---------------------------------------------------------------------------------------------------------------
NET  LOSS  FOR  THE  YEAR
ENDED  DECEMBER  31,  1999                          0                    0                 0          (957,086)

BALANCE,  DECEMBER  31,  1999               1,315,391                  132         1,798,380        (1,925,545)

NET  LOSS  FOR  THE  YEAR
ENDED  DECEMBER  31,  2000                          0                    0                 0          (925,899)

BALANCE,  DECEMBER  31,  2000               1,315,391        $         132     $   1,798,380   $    (2,851,444)

7/01-SHARES  ISSUED  FOR  ROUNDING
IN CONNECTION WITH 10:1 EXCHANGE               35,396                    4                (4)                0

8/01-SHARES  ISSUED  FOR
CASH  AT  AVERAGE  OF  $.23  PER  SHARE       350,000                   35            81,215                 0

10/01-SHARES  ISSUED  FOR
CASH  AT $.25 PER SHARE                        50,000                    5            12,495                 0

10/01-SHARES  ISSUED  TO  SETTLE
DEBT  AT  $.33  PER  SHARE                  1,507,739                  151           502,808                 0

10/01-SHARES  ISSUED  FOR  SERVICES
AT  $.33 PER SHARE                            113,682                   11            37,504                 0

11/01-SHARES  ISSUED  FOR
CASH  AT  $.51  PER  SHARE                    275,000                   27           141,223                 0

NET  LOSS  FOR  THE  YEAR
ENDED  DECEMBER  31,  2001                          0                    0                 0          (400,903)

BALANCE,  DECEMBER  31,  2001               3,647,208       $          365     $   2,573,621   $    (3,252,347)

  THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                      CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

                                                                                         JANUARY  5,
                                                                                       1994  (INCEPTION
                                                                                            OF  THE
                                                                                          DEVELOPMENT
                                                          FOR  THE  YEARS                  STAGE)  TO
                                                        ENDED  DECEMBER  31,             DECEMBER  31,
                                              2001             2000            1999           2001
--------------------------------------------------------------------------------------------------------------


CASH  FLOWS  FROM  OPERATING
 ACTIVITIES
     NET  LOSS                            $    (400,903)     $   (925,899)     $    (957,086)    $   (3,252,347)
     ADJUSTMENTS  TO  RECONCILE
       NET  LOSS  TO  NET  CASH
       PROVIDED  BY  OPERATIONS
       (NET  OF  ACQUISITION):
      AMORTIZATION/DEPRECIATION                  46,741            33,602             30,497            134,808
         BAD  DEBT                                    0                 0                  0            225,000
         STOCK  ISSUED  FOR  SERVICES            37,515                 0                  0            217,515
         STOCK  ISSUE  FOR  R&D  EXPENSES             0                 0            439,900            439,900
         LOSS  ON  SALE  OF  ASSETS                   0             2,575                  0              2,575
         GAIN  ON  INVESTMENTS                  (64,573)          (17,200)                 0            (81,773)
         MINORITY  INTEREST                     (28,475)          (27,175)                 0            (55,650)
         INCREASE/DECREASE  IN:
         PREPAID  EXPENSES                         (194)             (206)                 0               (400)
         ACCOUNTS  RECEIVABLE                   (10,610)           (1,384)               213            (11,957)
         ACCOUNTS  PAYABLE                       25,896           107,116             14,321            182,103
         ACCRUED  EXPENSES                      (32,478)           48,109              1,029             31,814

NET  CASH  FLOWS  USED  IN
 OPERATING  ACTIVITIES                         (427,081)         (780,462)          (471,126)        (2,168,412)

CASH  FLOWS  FROM  INVESTMENT
 ACTIVITIES:
CASH  ACQUIRED  FROM  SALE  OF  SUBSIDIARY            0           180,000                  0            180,000
CASH  ACQUIRED FROM SUBSIDIARY                        0                 0             42,733            247,689
     CASH  PAID  TO  SUBSIDIARY                (107,568)                0                  0           (107,568)
     CASH  PAID  FOR  PATENT  COSTS             (39,500)          (20,262)           (28,872)           (92,551)
     CASH  PAID  FOR  PROPERTY  &  EQUIPMENT     (4,150)          (27,533)           (17,378)           (57,458)
     CASH  PAID  FOR  DEPOSITS                        0              (300)            (1,000)            (4,837)
     CASH  RECEIVED  ON  SALE  ASSET                                3,000                  0              3,000
     CASH  PAID  FOR  NOTES  RECEIVABLE               0                 0                  0           (275,000)

NET  CASH  PROVIDED  BY  INVESTING
 ACTIVITIES                                    (151,218)          134,905             (4,517)           (106,725)

CASH  FLOWS  FROM  FINANCING
 ACTIVITIES
     ISSUED  STOCK  FOR  CASH                   235,000                 0            244,000           1,431,013
     CASH  RECEIVED  FOR  NOTES  PAYABLE        175,000           100,000                  0             275,000
     CASH  RECEIVED  ON  ADVANCE
     BY  SHAREHOLDERS                           387,067           811,347            318,387           1,927,053
     CASH  PAID  ON  DEBT  FINANCING           (233,358)         (490,830)          (110,000)         (1,334,188)

CASH  PROVIDED  BY  FINANCING
   ACTIVITIES                                   563,709           420,517            452,387           2,298,878

  THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              SOLAR ENERGY LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                      CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                   (CONTINUED)

                                                                                         JANUARY  5,
                                                                                       1994  (INCEPTION
                                                                                            OF  THE
                                                                                          DEVELOPMENT
                                                          FOR  THE  YEARS                  STAGE)  TO
                                                        ENDED  DECEMBER  31,             DECEMBER  31,
                                              2001             2000            1999           2001
--------------------------------------------------------------------------------------------------------------


NET  INCREASE  (DECREASE)  IN  CASH            (14,590)         (225,040)            (23,256)           23,741

CASH,  BEGINNING  OF  YEAR                      38,331           263,371             286,627                 0

CASH,  END  OF  YEAR                    $       23,741   $        38,331   $         263,371   $        23,741

SUPPLEMENTAL  CASH  FLOW  INFORMATION
   CASH  PAID  FOR:
     INTEREST                           $            0   $             0   $          15,923   $        17,195
     TAXES                              $            0   $             0   $               0   $             0

  THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                 NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
                           DECEMBER  31,  2001  AND  2000

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

                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                 NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
                           DECEMBER  31,  2001  AND  2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES(CONTINUED)

ACQUISITION WAS RECORDED BY JADE AS A REVERSE ACQUISITION WITH RECO BEING THE ACCOUNTING ACQUIRER, THEREFORE NO GOODWILL WAS RECORDED IN THE ACQUISITION AND
REEL RECORDED  THE  ASSETS  AND  LIABILITIES  OF  RECO AT PREDECESSOR COST.  THE
COMPANY  HAS  CONSOLIDATED  ITS  BOOKS  WITH  REEL  AT  DECEMBER  31,  2000.

     IN APRIL 2000, THE COMPANY ACQUIRED ALL OF THE OUTSTANDING COMMON STOCK OF SUNSPRING, INC.(SUNSPRING) FOR $14,500. SUNSPRING WAS INCORPORATED IN APRIL 2000 AS HOLISTICOM.COM LIMITED AND SUBSEQUENTLY CHANGED ITS NAME TO SUNSPRING IN AUGUST 2000. SUNSPRING IS A DEVELOPMENT STAGE COMPANY AND HAS DIRECTED ITS EFFORTS TOWARDS DEVELOPMENT OF NEW TECHNOLOGY.

     ON NOVEMBER 26, 2001, THE COMPANY EXCHANGED ALL OF ITS SHARES OF COMMON STOCK IN ITS WHOLLY OWNED SUBSIDIARY, SUNSPRING, INC.(SUNSPRING), FOR 2,000,000 SHARES OF RESTRICTED COMMON STOCK AND 8,000,000 SHARES OF PREFERRED STOCK OF SUN POWER CORPORATION (SUN). DURING THE PERIOD NOVEMBER 26, 2001 TO NOVEMBER 26,
2002, BOTH SUN AND THE COMPANY HAVE THE RIGHT TO CANCEL THIS AGREEMENT. IF EITHER CANCELS, THE 8,000,000 SHARES OF PREFERRED WILL BE RETURNED TO SUNPOWER AND SUNSPRING WILL BE RETURNED TO THE COMPANY. THE COMPANY USES THE EQUITY METHOD TO ACCOUNT FOR ITS INVESTMENTS AND RECOGNIZED A GAIN ON THE EXCHANGE. THE RESTRICTED COMMON STOCK AND PREFERRED STOCK OF SUN HAVE BEEN RECORDED AT A BASIS OF $0.

     ON NOVEMBER 26, 2001, THE COMPANY EXCHANGED ALL OF ITS COMMON STOCK IN ITS 63% OWNED SUBSIDIARY, RENEWABLE ENERGY CORPORATION (RECO), FOR 2,0000, SHARES OF RESTRICTED COMMON STOCK AND 8,000,000 SHARES OF PREFERRED STOCK OF SUN POWER CORPORATION (SUN). DURING THE PERIOD NOVEMBER 26, 2001 TO NOVEMBER 26, 2002, BOTH SUN AND THE COMPANY HAVE THE RIGHT TO CANCEL THIS AGREEMENT. IF EITHER CANCELS, THE 8,000,000 PREFERRED SHARES WILL BE RETURNED TO SUNPOWER AND SUNSPRING WILL BE RETURNED TO THE COMPANY. THE COMPANY USES THE EQUITY METHOD TO ACCOUNT FOR ITS INVESTMENTS AND RECOGNIZED A GAIN ON THE EXCHANGE. THE RESTRICTED COMMON STOCK AND PREFERRED STOCK OF SUN HAVE BEEN RECORDED AT A BASIS OF $0.

     THE COMPANY IS IN THE DEVELOPMENT STAGE ACCORDING TO FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 7 AND IS CURRENTLY FOCUSING ITS ATTENTION ON
RAISING  CAPITAL  IN  ORDER  TO  PURSUE  ITS  GOALS.

B.  ACCOUNTING  METHOD

     THE COMPANY RECOGNIZES INCOME AND EXPENSES ON THE ACCRUAL BASIS OF ACCOUNTING.

                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                 NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
                           DECEMBER  31,  2001  AND  2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES(CONTINUED)

     C.  EARNINGS  (LOSS)  PER  SHARE

          THE COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING AT THE DATE OF THE FINANCIAL STATEMENTS. FULLY DILUTED EARNINGS PER SHARE IS NOT PRESENTED BECAUSE IT IS ANTI-DILUTIVE.
                                          INCOME(LOSS)     SHARES      PER-SHARE
                                           (NUMERATOR)  (DENOMINATOR)   AMOUNT
--------------------------------------------------------------------------------
FOR  THE  YEAR  ENDED  DECEMBER  31,  2001
BASIC  EPS
INCOME  (LOSS)  TO  COMMON  STOCKHOLDERS   $(400,903)       1,944,694     $(.21)

FOR  THE  YEAR  ENDED  DECEMBER  31,  2000
BASIC  EPS
INCOME (LOSS) TO COMMON STOCKHOLDERS       $(925,899)       1,315,391     $(.70)

FOR  THE  YEAR  ENDED  DECEMBER  31,  1999
BASIC  EPS
INCOME (LOSS) TO COMMON STOCKHOLDERS       $(957,086)       1,237,891     $(.08)

     D.  CASH  AND  CASH  EQUIVALENTS

     THE COMPANY CONSIDERS ALL HIGHLY LIQUID INVESTMENTS WITH MATURITIES OF THREE MONTHS OR LESS TO BE CASH EQUIVALENTS.

     E.  PROVISION  FOR  INCOME  TAXES

NO  PROVISION  FOR  INCOME  TAXES  HAS  BEEN  RECORDED DUE TO NET OPERATING LOSS
CARRYFORWARDS TOTALING APPROXIMATELY $3,252,347 THAT WILL BE OFFSET AGAINST FUTURE TAXABLE INCOME. THESE NOL CARRYFORWARDS BEGIN TO EXPIRE IN THE YEAR 2009. NO TAX BENEFIT HAS BEEN REPORTED IN THE FINANCIAL STATEMENTS BECAUSE THE COMPANY BELIEVES THERE IS A 50% OR GREATER CHANCE THE CARRYFORWARD WILL EXPIRE UNUSED.

     DEFERRED TAX ASSETS AND THE VALUATION ACCOUNT IS AS FOLLOWS AT DECEMBER 31, 2001 AND 2000.
                                                   2001                  2000
                             --------------------------------------------------
     DEFERRED  TAX  ASSET:
        NOL  CARRRYFORWARD                $   1,105,797          $     830,800
     VALUATION  ALLOWANCE                    (1,105,797)              (830,800)
     TOTAL                                $           0          $           0

F.  USE  OF  ESTIMATES

     THE  PREPARATION  OF  FINANCIAL  STATEMENTS  IN  CONFORMITY  WITH GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT REPORTED AMOUNTS OF ASSETS AND LIABILITIES, DISCLOSURE

                             SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                 NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
                           DECEMBER  31,  2001  AND  2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES(CONTINUED)

F.  USE  OF  ESTIMATES(CONTINUED)

OF CONTINGENT ASSETS AND LIABILITIES AT THE DATE OF THE FINANCIAL STATEMENTS AND REVENUES AND EXPENSES DURING THE REPORTING PERIOD. IN THESE FINANCIAL STATEMENTS, ASSETS INVOLVE EXTENSIVE RELIANCE ON MANAGEMENT'S ESTIMATES. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

     G.  PRINCIPLES  OF  CONSOLIDATION

     THE DECEMBER 31, 2001 FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF SOLAR ENERGY LIMITED AND ITS WHOLLY OWNED SUBSIDIARIES HYDRO-AIR TECHNOLOGIES, INC., AND RENEWABLE ENERGY LTD. THE DECEMBER 31, 2000 FINANCIAL STATEMENTS INCLUDE THE THE ACCOUNTS OF SOLAR ENERGY LIMITED AND ITS WHOLLY OWNED
SUBSIDIARIES HYDRO-AIR TECHNOLOGIES, INC., RENEWABLE ENERGY LTD., RENEWABLE ENERGY CORPORATION AND SUNSPRING, INC. ALL INTERCOMPANY ACCOUNTS AND
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

NOTE  4  -  STOCKHOLDERS'  EQUITY  TRANSACTIONS

     IN JULY 2001, THE BOARD AUTHORIZED A 1 FOR 10 REVERSE STOCK SPLIT. AN ADDITIONAL 35,396 SHARES OF COMMON STOCK HAVE BEEN ISSUED DUE TO ROUNDING. THESE FINANCIAL STATEMENTS HAVE BEEN RETROACTIVELY RESTATED TO REFLECT THE SPLIT.

    IN AUGUST 2001, THE COMPANY ISSUED 350,000 SHARES OF COMMON STOCK FOR CASH AT $.23 PER SHARE.

    IN OCTOBER 2001, THE COMPANY ISSUED 50,000 SHARES OF COMMON STOCK FOR CASH AT $.25 PER SHARE.

                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                 NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
                           DECEMBER  31,  2001  AND  2000

NOTE  4  -  STOCKHOLDERS'  EQUITY  TRANSACTIONS(CONTINUED)

    IN OCTOBER 2001, THE COMPANY ISSUED 1,507,739 SHARES OF COMMON STOCK FOR SETTLEMENT OF DEBT AT $.33 PER SHARE.

    IN OCTOBER 2001, THE COMPANY ISSUED 113,682 SHARES OF COMMON STOCK FOR SERVICES AT $.33 PER SHARE.

   IN NOVEMBER 2001, THE COMPANY ISSUED 275,000 SHARES OF COMMON STOCK FOR CASH AT $.51 PER SHARE.

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

     THE COMPANY HAS ISSUED 70,040 SHARES OF STOCK TO ACQUIRE 100% OF THE STOCK OF HYDRO-AIR TECHNOLOGIES. THE ACQUISITION AGREEMENT BETWEEN THE COMPANY AND HYDRO-AIR TECHNOLOGIES PROVIDES AN INITIAL ISSUANCE OF STOCK AT THE BEGINNING OF PHASE ONE, AND ADDITIONAL ISSUANCES THROUGHOUT THE DEVELOPMENT PROCESS TO ARRIVE AT NO LESS THAN 4,000,000 SHARES OR 40% OF THE OUTSTANDING STOCK. BECAUSE HYDRO HAD A NEGATIVE EQUITY POSITION GOODWILL WAS RECORDED AND NO VALUE WAS ASSIGNED TO THE STOCK ISSUED.

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

     DURING MAY 1999, THE COMPANY ISSUED 100,000 SHARES OF ITS COMMON STOCK FOR CASH OF $100,000.

     DURING NOVEMBER 1999, THE COMPANY ISSUED 800,000 SHARES OF ITS COMMON STOCK FOR CASH OF $144,000.

                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                 NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
                           DECEMBER  31,  2001  AND  2000

NOTE  5  -  PROPERTY  &  EQUIPMENT

     PROPERTY AND EQUIPMENT CONSISTS OF THE FOLLOWING AT DECEMBER 31, 2001 AND 2000:

                                                    2001                 2000
                             ---------------------------------------------------
     OFFICE  EQUIPMENT  &  FURNITURE         $     21,907         $     49,301
     TOOLS                                          1,539                1,539
                             ---------------------------------------------------
                                                   23,446               50,840
     ACCUMULATED  DEPRECIATION                    (14,212)             (15,230)

     NET  PROPERTY  &  EQUIPMENT             $      9,234         $     35,610


     DEPRECIATION EXPENSE FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 IS $7,689, $6,455 AND $6,516, RESPECTIVELY.

NOTE  6  -  PATENT  COSTS

     THE COMPANY HAS INCURRED LEGAL COSTS IN CONNECTION WITH THE PATENT PROCESS WHICH THE COMPANY HAS RIGHTS TO, AND HAS THEREFORE CAPITALIZED THOSE COSTS AND IS AMORTIZING THEM OVER A FIVE YEAR PERIOD. AMORTIZATION EXPENSE ATTRIBUTABLE TO PATENTS DURING 2001, 2000 AND 1999 IS $13,430, $10,467 AND $778,
RESPECTIVELY.

NOTE  7  -  GOODWILL

     THE COMPANY RECORDED GOODWILL IN CONNECTION WITH THE ACQUISITION OF HYDRO, DUE TO THE NEGATIVE EQUITY POSITION OF HYDRO. A TOTAL OF $83,346 WAS RECORDED UPON ACQUISITION AND IS BEING AMORTIZED OVER A 5 YEAR PERIOD. THE REALIZATION OF THIS ASSET IS CONTINGENT UPON HYDRO'S ABILITY TO GENERATE REVENUES FROM THE HARPS PROCESS.

NOTE  8  -  NOTES  PAYABLE  -  RELATED  PARTY

       BAYCOVE  INVESTMENTS,  LTD.,  A  SHAREHOLDER, LOANED THE COMPANY $387,067
AND
$330,517 DURING 2001 AND 2000, RESPECTIVELY AND PAID BACK $218,374 AND $10,000 RESPECTIVELY. THE LOANS ARE NON-INTEREST BEARING AND DUE UPON DEMAND. IN OCTOBER OF 2001, $406,956 OF THESE LOANS WERE CONVERTED TO COMMON STOCK AT $.33 PER SHARE. THE BALANCE OF THE LOANS AT DECEMBER 31, 2001 AND 2000 IS $510,893 AND $849,156, RESPECTIVELY.

NOTE  9  -  COMMITMENTS

     THE FOUNDER OF THE HARPS TECHNOLOGY HAS GRANTED HYDRO AN EXCLUSIVE LICENSE TO DEVELOP, MANUFACTURE AND MARKET THE SAME. FOR THE LICENSE HYDRO IS COMMITTED TO A 1% ROYALTY ON GROSS SALES OF THE UNITS AND 1/2% ROYALTY ON THE SALE OF THE ELECTRICAL POWER GENERATED BY ANY POWER PLANTS OWNED BY HYDRO.

                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                 NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
                           DECEMBER  31,  2001  AND  2000

NOTE  9  -  COMMITMENTS  (CONTINUED)

     THE COMPANY IS COMMITTED TO AN OPERATING LEASE FOR OFFICE SPACE IN LOS ALAMOS, NEW MEXICO THAT EXPIRES IN AUGUST 2003. FUTURE MINIMUM LEASE PAYMENTS

ARE  AS  FOLLOWS  AT  DECEMBER  31,  2001.

                 2002           30,000
                 2003           17,500
                -----------------------
                TOTAL          $47,500
                =======================

NOTE  10  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     UNLESS OTHERWISE INDICATED, THE FAIR VALUES OF ALL REPORTED ASSETS AND LIABILITIES WHICH REPRESENT FINANCIAL INSTRUMENTS (NONE OF WHICH ARE HELD FOR TRADING PURPOSES) APPROXIMATE THE CARRYING VALUES OF SUCH AMOUNTS.

     BASED ON BORROWING RATES CURRENTLY AVAILABLE TO THE COMPANY FOR LOANS WITH SIMILAR TERMS, THE CARRYING VALUE OF NOTES PAYABLE APPROXIMATE FAIR VALUE.


NOTE  11  -  STOCK  OPTIONS

IN OCTOBER 2001, THE COMPANY GRANTED STOCK OPTIONS TO EMPLOYEES. THE STOCK OPTIONS VEST IN OCTOBER 2003.

THE COMPANY HAS ADOPTED ONLY THE DISCLOSURE PROVISIONS FOR FAS NO. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION". THEREFORE, THE COMPANY ACCOUNTS FOR STOCK-BASED COMPENSATION UNDER THE ACCOUNTING PRINCIPLES BOARD OPINION NO. 25. HAD COMPENSATION COST FOR THE STOCK-BASED COMPENSATION BEEN DETERMINED BASED UPON THE FAIR VALUE OF OPTIONS AT THE GRANT DATE, THE COMPANY'S NET LOSS AND
LOSS  PER  SHARE  WOULD  HAVE  INCREASED  TO  THE  FOLLOWING  PROFORMA  AMOUNTS:

                                     2001
                                   --------
PROFORMA  NET  LOSS
           AS  REPORTED          $(400,903)
        PRO  FORMA               $(400,903)

                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                 NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
                           DECEMBER  31,  2001  AND  2000

NOTE  11  -  STOCK  OPTIONS  (CONTINUED)

INFORMATION WITH RESPECT TO THE COMPANY'S STOCK OPTIONS AT DECEMBER 31, 2001 IS AS FOLLOWS:


                                                                WEIGHTED-
                                STOCK            EXERCISE         AVG.
                                OPTIONS           PRICE         EXERCISE
OUTSTANDING  AT  JANUARY  1,  2000                  -          $        -
$           -
GRANTED                            500,000        .33                     .33
EXERCISED                                -          -                       -
FORFEITED                                -          -                       -
OUTSTANDING AT DECEMBER 31, 2001   500,000        .33                     .33