Form 10KSB/A
period 2001-12-31
SOLAR ENERGY LTD
filed 2002-04-18
CIK 1058322

FORM 10-KSB/A

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

                          (formerly Salvage World, Inc.)
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

As of December 31, 2001, the aggregate market value of shares held by non-affiliates (2,342,984) was approximately $1,241,781.50 based upon the closing price of $0.53 per share at December 31, 2001. The number of shares outstanding of the Registrant's Common Stock was 3,647,208.

                            Explanation of Amendment

     This Amendment No. 1 to Form 10-KSB filed with the Commission on April 15, 2002, adds the following exhibits: 10.1 - Share Exchange Agreement between Sun Power Corporation (formerly Hyaton Organics, Inc.), SunSpring Inc. and Solar Energy Limited and 10.2 - Share Exchange Agreement between Sun Power Corporation (formerly Hyaton Organics, Inc.) and Renewable Energy Corporation, which were provided on April 16, 2002.

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

Operations:  December  31  -  One  Year  Audited  From  Inception

                                        2001     2000       1999     Cumulative
--------------------------------------------------------------------------------
General  &  Administrative             262,858     358,116    125,670  1,432,259
Research  &  Development  .            231,761     612,806    839,692  1,972,347
--------------------------------------------------------------------------------
   Total  Expenses                     494,619     970,922    965,362  3,404,606
                                       =========================================

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

Operations:  December  31               One  Year  Audited              From
                                                                     Inception
                                 2001          2000         1999     Cumulative
-------------------------------------------------------------------------------
Revenues                           0             0            0             0

 Total  Revenues:        $         0   $         0   $        0   $      0.00
General & Administrative     262,858       358,116      125,670     1,432,259
Research  &  Development     231,761       612,806      839,692     1,972,347
   Total  Expenses           494,619       970,922      965,362     3,404,606
      Net Operating Loss     494,619       970,922      965,362     3,404,606
Gain on sale of investments   64,573        17,200            0        81,773
Interest  Income                 668         3,223        8,276        17,411
Loss  on  sale  of  assets         0        (2,575)           0        (2,575)
Minority  Interest            28,475        27,175            0        55,650
   Total  Other  Income       93,716        45,023        8,276       152,259
         Net Income (Loss)  (400,903)     (925,899)    (957,086)   (3,252,347)
Net Income (Loss) per share     (.21)         (.70)        (.77)        (4.14)
                         =====================================================
Weighted Average
   common shares.          1,944,694     1,315,391    1,237,891       783,947

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

Balance  Sheet                        2001          2000         1999
December  31
------------------------------------------------------------------------
Cash                                 23,741   $    38,331   $  263,371
Accounts  Receivable                 11,994         1,384            0
Prepaid  Expenses                       400           206            0
Note  Receivable                          0             0       50,000
Current  Assets                      36,135        39,921      263,371
                               ------------ ------------- ------------
Property  and  Equipment,  Net  .     9,234        35,610       25,297
                               ------------ ------------- ------------
Organization  Costs                       0             0            0
Patent  Costs  (Note  6)             34,005        48,534       33,549
Goodwill  (Note  7)                  16,948        33,328       50,008
Deposits                              4,837         4,837        4,537
                               ------------ ------------- ------------
Total  Assets                       101,159       162,230      376,762
                               ============ ============= ============
Accounts  Payable                    90,942       166,089       58,973
Accrued  Liabilities                 70,537        64,292       16,183
Notes  Payable  (Related  Party)    510,893       749,156      428,639
Total  Current  Liabilities         622,370       979,537      503,795
                               ------------ ------------- ------------
Minority  Interest  (REEL)          107,150       135,625            0
                               ------------ ------------- ------------
Common  Stock                           365           132          132
                               ------------ ------------- ------------
Paid-in  Capital                  2,573,621     1,798,380     1,798,380
Accumulated  Deficit             (3,252,347)   (2,851,444)   (1,925,545)
Total  Equity                      (678,361)   (1,052,932)     (127,033)
                               ------------ ------------- ------------
Total  Liabilities  and  Equity.    101,159       162,230       376,762
                               ============ ============= ============

     Property  and  equipment  is  detailed  as  follows:

                              2001      2000
-----------------------------------------------
Office  Equipment  &       $  21,907   $49,301
Furniture
Tools                          1,539     1,539

     Total                    23,446    50,840
                          ====================
Accumulated  Depreciation   (14,212)  (15,230)
                              9,234    35,610
                          ---------- ---------
Depreciation  Expense         7,689     6,455
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

    Name and Address of Beneficial Owner(1) Shares    %    (2) Shares     %
                                             Actual           Attributed
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

(C) EXHIBITS. Please see Exhibit Indices immediately following. The Articles/Certificates Of Incorporation, And By-Laws Exhibits are incorporated herein by reference to our previous Annual Report, on Form 10-KSB-A3, for the year ended December 31, 1999. The Material Contracts and Acquisition for the year ending December 31, 2001 are filed herein.


--------------------------------------------------------------------------------
Exhibit
Table                     Description  of  Exhibit
--------------------------------------------------------------------------------
#      Incorporated  by  Reference  to  Form  10-KSB-A3  (December  31,  1999)
--------------------------------------------------------------------------------
                  ARTICLES/CERTIFICATES  OF  INCORPORATION,  AND  BY-LAWS
--------------------------------------------------------------------------------
3.1      Certificate  of  Incorporation:  Solar  Energy  Limited.
3.2      Articles  of  Incorporation:  Hydro-Air  Technologies,  Inc.
3.3      By-Laws:  Hydro-Air  Technologies,  Inc.
3.4      Articles  of  Renewable  Energy  Corporation
3.5      Reorganization:  Salvage  World  and  Solar  Energy  Limited
3.6      Merger  of  Salvage  World  and  Taurus
--------------------------------------------------------------------------------
                          MATERIAL CONTRACTS/ACQUISITION
--------------------------------------------------------------------------------
10.1 Share Exchange Agreement between Sun Power Corporation (formerly Hyaton Organics, Inc.), SunSpring Inc., and Solar Energy Limited.*
--------------------------------------------------------------------------------
10.2 Share Exchange Agreement between Sun Power Corporation (formerly Hyaton Organics, Inc.) and Renewable Energy Corporation.*
--------------------------------------------------------------------------------

*Filed  herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)

Dated:  April  17,  2002


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
                                       =========================================

  THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              SOLAR  ENERGY  LIMITED
                          (A  DEVELOPMENT  STAGE  COMPANY)
                      CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                                                  CUMULATIVE
                                                 FOR  THE  YEARS                     TOTAL
                                               ENDED  DECEMBER  31,                  SINCE
                                      2001           2000            1999          INCEPTION
---------------------------------------------------------------------------------------------
REVENUES:                         $        0    $        0   $          0     $          0

OPERATING  EXPENSES:
   GENERAL  &  ADMINISTRATIVE        262,858        358,116        125,670       1,432,259
   RESEARCH  &  DEVELOPMENT          231,761        612,806        839,692       1,972,347
  TOTAL  OPERATING  EXPENSES         494,619        970,922        965,362       3,404,606

OPERATING  INCOME  (LOSS)           (494,619)      (970,922)      (965,362)     (3,404,606)

OTHER  INCOME  (EXPENSES)
   MINORITY  INTEREST                 28,475         27,175              0          55,650
   GAIN(LOSS)  ON  INVESTMENTS        64,573         17,200              0          81,773
   LOSS  ON  SALE  OF  ASSETS              -         (2,575)             0          (2,575)
   INTEREST  INCOME                      668          3,223          8,276          17,411

   TOTAL OTHER INCOME (EXPENSES)      93,716         45,023          8,276         152,259

NET  (LOSS)                   $     (400,903)   $  (925,899)   $  (957,086) $   (3,252,347)

NET  LOSS  PER  SHARE         $         (.21)   $      (.70)   $      (.77) $        (4.14)

WEIGHTED  AVERAGE  SHARES
OUTSTANDING                        1,944,694      1,315,391      1,237,891         783,947

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

                                     2001
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

--------------------------------------------------------------------------------
                                  EXHIBIT 10.1

                            SHARE EXCHANGE AGREEMENT
                                     BETWEEN
                              SUN POWER CORPORATION
                        (formerly Hyaton Organics, Inc.)
                                 SUNSPRING INC.
                                       AND
                              SOLAR ENERGY LIMITED.
--------------------------------------------------------------------------------

                      AGREEMENT AND PLAN OF SHARE EXCHANGE

          This AGREEMENT AND PLAN OF SHARE EXCHANGE is made as of the 19th day of October, 2001

AMONG:

           HYATON ORGANICS, INC., a Nevada corporation whose address is 414 Viewcrest Road, Kelowna, BC Canada V1W 4J8

           ("Hyaton")

AND:

           SUNSPRING, INC., a Nevada corporation whose address is 112C Longview Drive, Los Alamos, NM 87544

           ("Sunspring")

           (Hyaton and Sunspring are collectively referred to as the "Constituent Corporations")

AND:

           SOLAR ENERGY LIMITED, a Delaware Corporation whose address is 112C Longview Drive, Los Alamos, NM 87544

           ("Solar")

WHEREAS:

A    Sunspring  is developing a process for the production of bulk potable water using solar energy and sea or brackish water for less than fifty cents ($0.50) per 1,000 gallons (the "Sunspring Business");

B    Sunspring  is  the  wholly  owned  subsidiary  of  Solar;

C    Hyaton  wishes  to  acquire all of the issued and outstanding securities of
Sunspring (the "Sunspring Shares") in exchange for certain shares of Hyaton, and Sunspring wishes to become the wholly owned subsidiary of Hyaton;

D    Each  of  the  Constituent  Corporations  has adopted the statutory plan of share  exchange  embodied  in  this  Agreement  (the  "Share  Exchange");  and

E    The  parties intend to make certain representations, warranties, covenants, and  agreements  in  connection  with  the  Share  Exchange;

          NOW, THEREFORE, in consideration of the covenants and agreements contained herein, the Constituent Corporations and Solar do hereby agree to the Share Exchange, on the terms and conditions herein provided, as follows:

I    SCHEDULES.

The  following  Schedules  are  attached  to  this  Agreement:

(a)  Schedule  A:          Designation of Series A Convertible Preference Shares
(b)  Schedule  B:          Detailed  List  of  Material  Assets
(c)  Schedule  C:          Detailed  List  of  Contracts
(d)  Schedule  D:          List  of  Sunspring  Employees
(e)  Schedule  E:          90  Day  Budget
(f)  Schedule  F:          Articles  of  Share  Exchange

2    THE  SHARE  EXCHANGE.

2.1 Share Exchange. On the Closing Date (as defined herein), all of the then issued and outstanding Sunspring Shares shall be exchanged for an aggregate of 2,000,000 common shares in the capital of Hyaton (the "Hyaton Common") plus 8,000,000 Hyaton preference shares (the "Hyaton Preference Shares") (the Hyaton Common and the Hyaton Preference Shares may hereinafter be referred to collectively as the "Exchange Shares"). This Agreement, once executed, shall act without more as evidence of the transfer of the Sunspring Shares to Hyaton, subject to the terms and conditions set forth in this Agreement.

2.2 Exchange Agent. Hyaton hereby appoints Clark, Wilson as its agent (the "Exchange Agent") for the purpose of exchanging certificates representing the Sunspring Shares for the Exchange Shares at the Closing. Solar will deliver the certificates representing the Sunspring Shares to the Exchange Agent at the Closing.

2.3 Exchange Shares Not Registered. Solar acknowledges that the Exchange Shares have not been and will not be registered pursuant to the securities laws of any jurisdiction and are being issued pursuant to exemptions from registration contained in the Securities Act (British Columbia) (the "B.C. Securities Act") and the United States Securities Act of 1933, as amended (the "1933 Act"), and the Exchange Shares may only be sold in a jurisdiction in accordance with the restrictions on resale prescribed under the laws of the jurisdiction in which such shares are sold, all of which may vary depending on the jurisdiction.

Solar is aware that Hyaton is not a "reporting issuer" as defined in the B.C. Securities Act and as a consequence the Exchange Shares are restricted from transfer and may only be sold by residents of the Province of British Columbia in accordance with the rules and regulations of the B.C. Securities Act Further, Solar is aware that Hyaton has no obligation or present intention of becoming a "reporting issuer" in the Province of British Columbia and as a result, any shareholders of Hyaton who are British Columbia residents may require an exemption order from the British Columbia Securities Commission in order to resell their shares (including any holder of any of the Exchange Shares).

2.4 It is understood and agreed that the certificates evidencing the Exchange Shares will bear the following legends:

NONE OF THE SECURITIES REPRESENTED HEREBY HAVE BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933 ACT (THE "1933 ACT"), OR ANY U.S. STATE SECURITIES LAWS, AND, UNLESS SO REGISTERED, MAY NOT BE OFFERED OR SOLD, DIRECTLY OR
INDIRECTLY, IN THE UNITED STATES OR TO U.S. PERSONS EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE 1933 ACT, OR PURSUANT TO AN AVAILABLE EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE 1933 ACT AND IN EACH CASE ONLY IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS. IN ADDITION, HEDGING TRANSACTIONS INVOLVING THE SECURITIES MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE 1933 ACT.

2.5 Solar acknowledges that the Exchange Shares acquired pursuant to the terms of this Agreement will have such hold periods as are required under applicable securities laws and as a result may not be sold, transferred or otherwise disposed, except pursuant to an effective registration statement under the 1933 Act or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act and in each case only in accordance with applicable state and provincial securities laws.

2.6 Rights Attached to Hyaton Preference Shares. Each Hyaton Preference Share shall have the rights as set forth on Schedule A to this Agreement and shall:

(i)  be  issued  at  a  deemed  value  of  $1.00;

(ii) bear simple interest at the rate of six percent, with interest paid quarterly only from net distributable cash flow generated by Sunspring ("Sunspring Cash Flow"). To the extent that Sunspring Cash Flow is not sufficient to pay interest as and when due, interest shall accrue until the third anniversary of the Closing Date and Hyaton agrees not to distribute any Sunspring Cash Flow to itself unless and until any interest due to the holder of any Hyaton Preference Shares pursuant to this Section shall have been paid to such holder. If either of the Conditions Subsequent provided for in Section 9.4 of this Agreement shall occur, any interest accrued prior to the exchange provided for in that Section shall not be excused but rather shall be paid to Solar on or before the third anniversary of the Closing Date;

(iii)entitle the holder thereof to receive notice of, to attend and to one-half of a vote at meetings of the shareholders of Hyaton (each Hyaton Preference Share shall be entitled to one-half vote);

(iv) subject to Section 9.4 of this Agreement, be convertible (the "Conversion Right") at any time during the period starting on sixty days after the first anniversary of the Closing Date and ending on the third anniversary of the Closing Date into fully paid common shares of Hyaton at a conversion price equal to the ten-day average price per share for Hyaton common shares on the last trade (sale) of the day on the OTCBB for the ten trading day period ending on the date of conversion; provided that the conversion price shall be deemed to be not less than $2.00 nor more than $4.00 per Hyaton Common Share. A holder of Hyaton Preference Shares may exercise the Conversion Right with respect to the number of Hyaton Preference Shares to be converted by delivering a written notice (the "Conversion Notice") to Hyaton. The Conversion Notice shall specify the number of Hyaton Preference Shares the holder intends to convert, be signed by the registered holder of those shares and be accompanied by the certificate or certificates representing the shares to be converted. Notwithstanding any other provision hereof, no fractional shares shall be issued upon any conversion of Hyaton Preference Shares and the number of Hyaton common shares to be issued will be rounded to the nearest whole share.

2.7 Exchange Shares Fully Paid and Non-assessable. The Exchange Shares will be issued from the treasury of Hyaton as fully paid and non-assessable shares and shall be free and clear of all liens, charges and encumbrances, except as set forth herein.

3    CLOSING  DATE.

3.1 Articles of Share Exchange. As soon as practicable after satisfaction or, to the extent permitted hereunder, waiver of all conditions to the Share Exchange, Hyaton and Sunspring will file Articles of Share Exchange in substantially the form attached hereto as Schedule F (the "Articles of Share Exchange") with the Secretary of State of Nevada and make all other filings or recordings required by Nevada law in connection with the Share Exchange.

3.2 Effective Date of Share Exchange. The "Effective Date" of the Share Exchange shall be, and such term as used herein shall mean, 5:00 p.m., Pacific Standard Time (the "Effective Time"), on the day on which the Articles of Share Exchange are filed in the office of the Secretary of State of Nevada, after satisfaction of the requirements of applicable laws of the State of Nevada which are prerequisite to such filing.

3.3 Governance After the Effective Date. The Board of Directors of Sunspring immediately after the Effective Date shall be comprised of five members, each to hold office pursuant to the provisions of this Agreement, the applicable laws of the State of Nevada and the Articles of Incorporation and By-laws of Sunspring. Three of the five members of the initial Board of Directors shall be nominated by Solar subject to Hyaton's approval. The remaining two members shall be nominated by Hyaton. After the first anniversary of the Closing Date, Solar shall only be entitled to nominate two Directors, subject to Hyaton's approval, and Hyaton shall nominate three.

3.4 Hyaton Board. At the next election of Directors occurring after the Closing Date, Solar shall be entitled to nominate two people for election to Hyaton's seven-member Board of Directors; provided that these nominees meet whatever requirements for such position as are established by the Securities and Exchange Commission.

4    DELIVERIES  ON  OR  BEFORE  THE  CLOSING  DATE.

4.1 Deliveries by Solar and Sunspring. The transaction contemplated by this Agreement shall close on or about October 25, 2001 (the "Closing Date") provided that the Closing Date may be extended for up to 45 days to a date to be mutually agreed upon by the parties if such a delay is reasonably necessary to permit the parties to remove or waive any of the conditions precedent to their obligation to close as are set forth in Section 9 of this Agreement, or to enable them to obtain, acting diligently, the items to be delivered at Closing pursuant to
Section 4 of this Agreement. The Closing shall occur at the offices of Clark, Wilson, 800-885 West Georgia Street, Vancouver, B.C. Not less than 3 business days prior to the Closing Date, Sunspring shall provide to Hyaton written wire transfer instructions detailing the Sunspring account in Los Alamos, New Mexico, to which the wire transfer described in Section 4.2(d) of this Agreement is to be sent. On or before the Closing Date, Solar and Sunspring will deliver to
Hyaton:

(a) satisfactory proof that all of the Sunspring Shares have been duly issued and registered to Solar;

(b) certified copies of resolutions of the directors of Sunspring authorizing the transfer of the Sunspring Shares and the registration of the Sunspring Shares in the name of Hyaton and authorizing the issue of new share certificates representing such common shares in the name of Hyaton;

(c) share certificates representing the Sunspring Shares in the name of Solar, duly endorsed for transfer to Hyaton;

(d) duly issued share certificates in Hyaton's name representing the Sunspring Shares;

(e) certified copies of resolutions of the directors of Solar authorizing the execution of this Agreement by Solar, in its capacity as sole shareholder of Sunspring and authorizing both Solar and Sunspring to perform the obligations imposed upon them by this Agreement;

(f) an executed and notarized original of the Articles of Share Exchange substantially in the form attached hereto as Schedule F;

(g) all books, records and accounts of Sunspring and any other information necessary for Hyaton to operate and manage the Sunspring Business and the assets owned by Sunspring;

(h)  the  common  seal(s)  of  Sunspring,  if  any;

(i) the written resignations of any and all directors and officers of Sunspring if requested by Hyaton by written notice delivered not less than twenty-four hours prior to the Closing;

(j) necessary approvals from any third parties as may be required to the transfer of all the Sunspring Shares to Hyaton as contemplated herein;

(k) a legal opinion of the solicitors for Solar and Sunspring, in form and content reasonably satisfactory to Hyaton, to the effect that each of Solar and Sunspring are in good standing in their jurisdictions of incorporation (and in any other jurisdiction where either of them is doing business) and that all necessary steps and corporate proceedings have been taken by each of Solar and Sunspring so as to permit the exchange of the Sunspring Shares for the Exchange Shares as contemplated by this Agreement, that this Agreement and all documents and instruments delivered pursuant to this Agreement have been duly and validly authorized, executed and delivered, that the Sunspring Shares have been duly and validly transferred to Hyaton free of any liens and encumbrances and confirming such other matters as Hyaton may reasonably require; and

(l) such other documents and instruments as counsel for Hyaton may reasonably require to effectuate or evidence the transactions contemplated hereby.

4.2 Deliveries by Hyaton. On or before the Closing Date, Hyaton will deliver to Sunspring:

(a) satisfactory evidence that the directors of Hyaton have approved the transactions contemplated herein;

(b) certified copies of resolutions of the directors of Hyaton authorizing the issue of the Exchange Shares in the name of Solar;

(c)  share  certificates  representing the Exchange Shares in the name of Solar;

(d) the sum of $175,000 to be wire transferred to Sunspring's bank account in Los Alamos, New Mexico on the Closing Date for use by Sunspring as working capital for the first 90 days following the Closing Date pursuant to the 90-day budget attached to this Agreement as Schedule E (the "90 Day Budget") which funds shall also be for use in preparation of a business plan (the total amount of working capital for this period to be provided by Hyaton is $200,000 but Hyaton has already provided, and Sunspring acknowledges the prior receipt of, $25,000 of that amount prior to the execution of this Agreement);

(e) a legal opinion of the solicitors for Hyaton, in form and content reasonably satisfactory to Solar and Sunspring, to the effect that Hyaton is in good standing in the jurisdiction of its incorporation and that all necessary steps and corporate proceedings have been taken by Hyaton so as to permit the exchange of the Sunspring Shares for the Exchange Shares as contemplated by this Agreement, that this Agreement and all documents and instruments delivered pursuant to this Agreement have been duly and validly authorized, executed and delivered, that the Exchange Shares have been duly and validly transferred to Solar and confirming such other matters as Solar or Sunspring may reasonably require; and

(f) such other documents and instruments as counsel for Solar may reasonably require to effectuate or evidence the transactions contemplated hereby.

5    SUNSPRING  AND  SOLAR'S  REPRESENTATIONS  AND  WARRANTIES

5.1 Sunspring and Solar each represent and warrant to Hyaton as of the date hereof and on the Closing Date that:

(a) Sunspring is a corporation validly existing and in good standing under the laws of the State of Nevada. Sunspring has the power and authority to carry on the Sunspring Business as it is now conducted and to own the assets it now owns;

(b) Solar is a corporation validly existing and in good standing under the laws of the State of Delaware and has the power and the authority to enter into this Agreement and to perform its obligations hereunder;

(c) Schedule B contains a list of all of Sunspring's material assets and Sunspring has good and marketable title thereto, free and clear of any and all liens, encumbrances or charges;

(d) Schedule C contains a list of all contracts and contractual obligations of Sunspring that will survive the Closing;

(e) with respect to Sunspring's intellectual property, all of which is listed in detail on Schedule B,

(i)  Schedule  B  contains  a  complete  and  accurate  list  of  all:

A    trade-names,  trade-marks,  service  marks,  fictitious  names,  patents, inventions, know-how, copyright, software, source code, object code, industrial designs and all other industrial or intellectual property necessary to conduct the Sunspring Business,

B    trade-mark  applications  and  service  mark  applications,  and

C    Internet  domain  name  registrations,
owned by Sunspring setting out, in detail, the relevant dates, reference numbers and jurisdictions of each (collectively, the "Intellectual Property");

(ii) Sunspring has not licensed any of its Intellectual Property to any third party on an exclusive basis or otherwise in a manner which would limit its ability to utilize the Intellectual Property, and

(iii)neither the entering into of this Agreement nor the completion of the transactions contemplated hereby constitute or will constitute a breach of any agreement in respect of the Intellectual Property;

(f) except as disclosed in Schedule "C" hereto, no person has been granted any interest in or right to use all or any portion of the Intellectual Property and neither Sunspring nor Solar is aware of a claim of any infringement or breach of any industrial or intellectual property rights of any other person by Sunspring, nor has Sunspring received any notice that the conduct of the Sunspring Business, including the use of the Intellectual Property, infringes upon or breaches any industrial or intellectual property rights of any other person, and

Sunspring, after due inquiry, does not have any knowledge of any infringement or violation of any of its rights in the Intellectual Property;

(g) to the best of Sunpring's knowledge, the conduct of the Sunspring Business does not infringe upon the patents, trade marks, licences, trade names, business names, copyright or other industrial or intellectual property rights, domestic or foreign, of any other person and neither Sunspring nor Solar is aware of any state of facts that casts doubt on the validity or enforceability of any of the Intellectual Property;

(h) the authorized capital of Sunspring consists of 200,000,000 common shares with a par value of $0.001, of which a total of 14,500,000 common shares have been validly issued, are outstanding and are fully paid and non-assessable;

(i) as of the date of this Agreement, the officers of Sunspring are Melvin Prueitt, President, Stephen Jackson, Secretary and Treasurer;

(j) as of the date of this Agreement, Melvin Prueitt and Stephen Jackson constitute all of the members of the Board of Directors of Sunspring;

(k) Solar owns the Sunspring Shares, free and clear of any claim, security interest, mortgage, pledge, or other lien or encumbrance of any kind whatsoever. There are no outstanding options, agreements, contracts, calls or commitments of any character which would require the issuance by Sunspring of any securities;

(l) the Sunspring Shares constitute all of the issued and outstanding shares of Sunspring;

(m) the execution, delivery and performance of this Agreement have been duly and validly authorized and approved by both the board of directors of Solar and Sunspring, and each of Solar and Sunspring has the corporate power and authority to execute, deliver and perform this Agreement and such other instruments as appropriate to consummate the transactions herein contemplated, to perform and comply with all of the terms, covenants and conditions to be performed and complied with by either or both of Solar or Sunspring hereunder and thereunder, and to consummate the transactions contemplated hereby and thereby;

(n) this Agreement constitutes the valid and binding obligation of Solar and Sunspring, and is enforceable against them in accordance with its terms, except as enforceability may be affected by bankruptcy, insolvency or similar laws affecting creditor's rights generally or court applied equitable remedies;

(o) the execution delivery and performance of this Agreement by each of Solar and Sunspring does not and will not (i) conflict with or result in a breach of any of the terms, conditions or provisions of the articles of incorporation or bylaws of either of them or any judgment, order, injunction, decree, regulation or ruling of any court or other governmental authority to which either of them is subject or of any agreement or contract listed on any schedule delivered pursuant hereto or any other material agreement or contract to which either of them is a party or is subject, or constitute a default thereunder, or (ii) give to others any rights of termination or cancellation of any agreement or contract listed on any schedule delivered pursuant hereto or any other material agreement or contract to which Sunspring or Solar is a party or is subject, or (iii) create any lien or encumbrance upon the assets of Sunspring, or (iv) require the consent, authorization or approval of any governmental agency, body, official or authority;


(p) neither Sunspring nor Solar are aware of nor has either failed to disclosed to Hyaton any change, event or circumstance which would adversely affect the Sunspring Business or the assets of Sunspring or the prospects, operation or condition of Sunspring or which would reasonably be considered to reduce the value of the Sunspring Business or the value of the Sunspring Shares to Hyaton;

(q) neither Sunspring nor Solar have made any untrue statement to Hyaton nor has either failed to state a material fact that is required to be stated or that is necessary to prevent a statement that is made from being materially false or misleading in the circumstances in which it was made;

(r) the Sunspring financial statements for the year ended December 31, 2000 and the six-month period ended June 30, 2001 (the "Sunspring Financial Statements") are true and correct in every material respect and present fairly the financial position of Sunspring as of the date of such statements, and the results of its operations for the periods then ended and are prepared in accordance with generally accepted accounting principles applied on a consistent basis except as specifically provided therein;

(s) all of the assets of Sunspring are in good working order and to the best of Solar's knowledge contain no latent defects;

(t) Solar has disclosed all contracts, engagements and commitments, whether oral or written, relating to Sunspring;

(u) all licenses, permits, approvals, consents, certificates, registrations and authorizations required in the ordinary course of the Sunspring Business or in the use of the assets of Sunspring have been obtained and are in good standing and are not terminable on the basis of a transfer in ownership of the Sunspring Shares;

(v) Solar has the full and absolute right, power and authority to enter into this Agreement on the terms and subject to the conditions herein set forth, to carry out the transactions contemplated hereby and to transfer on the Closing Date, legal and beneficial title and ownership of his or her portion of the Sunspring Shares to Hyaton;

(w) all alterations, if any, to the Articles of Incorporation of Sunspring since its incorporation have been duly approved by the shareholders of Sunspring;

(x) the corporate records of Sunspring, as required to be maintained by it under its statute of incorporation and constating documents, are accurate, complete and up-to-date in all material respects and reflect all material transactions of Sunspring;

(y) Sunspring has filed all necessary tax returns in all jurisdictions required to be filed by it, all returns affecting workers compensation with the appropriate agency, corporation capital tax returns, if required, and any other material reports and information required to be filed by Sunspring with any governmental authority;

(z) Sunspring has withheld and remitted to tax collection authorities such taxes as are required by law to be withheld and remitted as and when due;

(aa) Sunspring has paid all income, sales and capital taxes payable by it as and when due;

(bb) Sunspring has paid all installments of corporate taxes due and payable, and there is not presently outstanding nor does Sunspring expect to receive any notice of re-assessment from any applicable tax collecting authority;

(cc) Sunspring has not declared or paid any dividends of any kind or declared or made any other distributions of any kind whatsoever including, without limitation, by way of redemption, repurchase or reduction of its authorized capital;

(dd) there has been no material adverse change in the financial condition and position of Sunspring and no damage, loss destruction or other change in circumstances materially affecting the business, property or assets of Sunspring or its right or capacity to carry on business since the date of the Sunspring Financial Statements;

(ee) since the date of the Sunspring Financial Statements, Sunspring has not engaged in any transaction or made any disbursement or assumed or incurred any liability or obligation or made any commitment, including, without limitation, any forward purchase commitment or similar obligation, to make any expenditure which would materially affect its operations, property, assets or financial condition;

(ff) Sunspring has not waived or surrendered any right of substantial value and has not made any gift of money or of any of its property or assets;

(gg) since the date of the Sunspring Financial Statements, Sunspring has carried on business in the normal course;

(hh) Sunspring is not in default under or in breach of, or would, after notice or lapse of time or both, be in default under any contract, agreement, indenture or other instrument to which it is a party or by which it is bound;

(ii) there are no claims threatened against or affecting Sunspring nor are there any actions, suits, judgments, proceedings or investigations pending or, threatened against or affecting Sunspring, at law or in equity, before or by any court, administrative agency or other tribunal or any governmental authority;

(jj) neither Sunspring nor Solar is aware of any infringement by Sunspring of any registered patent, trademark or copyright;

(kk) Sunspring has no employees except as set forth on Schedule D and Schedule D lists, by name, title and income, each of Sunspring's employees and consultants (the "Employees");

(ll) except as set forth on Schedule D, none of the Employees has any employment or separation agreements, whether oral or written;

(mm) there are no labor controversies pending or threatened between Sunspring and any of its Employees;

(nn) Sunspring has not failed to comply in any respect with all applicable federal, state and local laws, rules and regulations relating to employment or employment termination, and all applicable laws, rules and regulations governing payment of minimum wages and overtime rates, and the withholding and payment of taxes from compensation of Employees;

(oo) Sunspring has not ever entered into a collective bargaining agreement or other labor union contract relating to the Sunspring Business or applicable to the Employees;

(pp) there are no brokerage, finder's or similar fees paid or payable by or on behalf of Sunspring in connection with this Agreement or the transaction contemplated by this Agreement;

(qq) by signing this Agreement, Solar gives its written consent, in its capacity as sole shareholder of Sunspring, to the execution of this Agreement and the Articles of Share Exchange attached to this Agreement by Sunspring and to the execution of any documents executed or prepared by Sunspring in connection with this Agreement and the transaction contemplated hereby;

(rr) Solar understands and agrees that none of the Exchange Shares have been or will be, except as otherwise provided in Section 8 this Agreement, registered under the 1933 Act, or under any state securities or "blue sky" laws of any state of the United States, and, unless so registered, may not be offered or sold in the United States, or, directly or indirectly, to U.S. Persons, pursuant to an effective registration statement under the 1933 Act, or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act and in each case only in accordance with applicable state and provincial securities laws;

(ss) Solar acknowledges that it is an "accredited investor" (as defined in Regulation D under the 1933 Act) and that it is acquiring the Exchange Shares pursuant to the exemption from registration requirements contained in Rule 506 of Regulation D under the 1933 Act; and

(tt) Solar understands and agrees that offers and sales of any of the Exchange Shares can only be made pursuant to the registration provisions of the 1933 Act or an exemption therefrom, and in each case only in accordance with applicable state and provincial securities laws.

6    HYATON'S  REPRESENTATIONS  AND  WARRANTIES

6.1 Hyaton represents and warrants to Sunspring and Solar as of the date hereof and on the Closing Date that:

(a) Hyaton is a corporation validly existing and in good standing under the laws of the State of Nevada. Hyaton has the power and authority to carry on the Hyaton business as it is now conducted;

(b) the execution, delivery and performance of this Agreement have been duly and validly authorized and approved by Hyaton's board of directors, and Hyaton has the corporate power and authority to execute, deliver and perform this Agreement and such other instruments as appropriate to consummate the transactions herein contemplated, to perform and comply with all of the terms, covenants and conditions to be performed and complied with by Hyaton hereunder and thereunder, and to consummate the transactions contemplated hereby and thereby;

(c) this Agreement constitutes the valid and binding obligation of Hyaton, and is enforceable against Hyaton in accordance with its terms, except as enforceability may be affected by bankruptcy, insolvency or similar laws affecting creditor's rights generally or court applied equitable remedies;

(d) Hyaton's execution, delivery and performance of this Agreement does not and will not (i) conflict with or result in a breach of any of the terms, conditions or provisions of the articles of incorporation or bylaws of Hyaton or any judgment, order, injunction, decree, regulation or ruling of any court or other governmental authority to which Hyaton is subject or of any agreement or contract listed on any schedule delivered pursuant hereto or any other material agreement or contract to which Hyaton is a party or is subject, or constitute a default thereunder, or (ii) give to others any rights of termination or cancellation of any agreement or contract listed on any schedule delivered pursuant hereto or any other material agreement or contract to which Hyaton is a party or is subject, or (iii) create any lien or encumbrance upon the assets of Hyaton, or (iv) require the consent, authorization or approval of any governmental agency, body, official or authority;

(e) Hyaton has filed with all applicable securities and regulatory authorities (including exchanges and markets) all information and documents required to be filed with such authorities (the "Public Record") and the statements set forth in the Public Record are true, correct and complete and do not contain any misrepresentation as of the date made and Hyaton has not filed any confidential material change reports or similar reports;

(f) except as may be reflected in the Public Record, there has not been any adverse material change in the business, operations or affairs, financial or otherwise, of Hyaton since June 30, 2001, being the date of the last reviewed financial statements of Hyaton (included in its Form 10QSB filed August 14, 2001;

(g) the Exchange Shares when issued will be issued as fully paid and non-assessable shares free and clear of all liens, charges, claims or encumbrances;

(h) Hyaton has been approved for trading on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC BB") and is eligible for quotation on the OTC BB as of the Closing Date;

(i) as of the date of this Agreement, the authorized capital of Hyaton consists of 100,000,000 common shares with par value of $0.01 per common share. 2,500,000 preferred shares with a par value of $0.01 per preferred share;

(j) as of August 14, 2001 (the date of filing of Hyaton's last Form 10QSB) and not taking into account any of the Exchange Shares, 27,556,000 common shares in the capital of Hyaton were validly issued and outstanding and are fully paid and non-assessable. No preferred shares have yet been issued;

(k) Hyaton is not aware nor has it failed to disclose to Sunspring or Solar any change, event or circumstance which would adversely affect the Exchange Shares or the prospects, operation or condition of Hyaton or which would reasonably be considered to reduce the value of the Exchange Shares;

(l) Hyaton has not made any untrue statement to Solar nor has it failed to state a material fact that is required to be stated or that is necessary to prevent a statement that is made from being false or misleading in the circumstances in which it was made;

(m) the Hyaton audited financial statement for the year ended December 31, 2000 (the "Hyaton Financial Statements"), are true and correct in every material respect and present fairly the financial position of Hyaton as of the dates of such statements, and the results of its operations for the periods then ended and are prepared in accordance with generally accepted accounting principles applied on a consistent basis with that of the previous year except as specifically provided therein;

(n) all licenses, permits, approvals, consents, certificates, registrations and authorizations required in the ordinary course of Hyaton's business or in the use of its assets have been obtained and are in good standing and are not terminable on the basis of the transactions contemplated herein;

(o) all alterations, if any, to the Articles of Incorporation of Hyaton since its incorporation have been duly approved by the shareholders of Hyaton;

(p) the corporate records of Hyaton, as required to be maintained by it under its statute of incorporation and constating documents, are accurate, complete and up-to-date in all material respects and reflect all material transactions of Hyaton;

(q) Hyaton has good and marketable title to all of its assets, and such assets are free and clear of any financial encumbrances not disclosed in the Hyaton Financial Statements;

(r) Hyaton has filed all necessary tax returns in all jurisdictions required to be filed by it, all returns affecting workers compensation with the appropriate agency, corporation capital tax returns, if required, and any other material reports and information required to be filed by Hyaton with any governmental authority; Hyaton has paid all income, sales and capital taxes payable by it as and when due; Hyaton has withheld and remitted to tax collection authorities such taxes as are required by law to be withheld and remitted as and when due; Hyaton has paid all installments of corporate taxes due and payable, and there is not presently outstanding nor does Hyaton expect to receive any notice of re-assessment from any applicable tax collecting authority;

(s) Hyaton has not declared or paid any dividends of any kind or declared or made any other distributions of any kind whatsoever including, without limitation, by way of redemption, repurchase or reduction of its authorized capital, except as has been described to Solar and Sunspring;

(t) there has been no material adverse change in the financial condition and position of Hyaton and no damage, loss destruction or other change in circumstances materially affecting the business, property or assets of Hyaton or its right or capacity to carry on business since the date of the Hyaton Financial Statements;

(u) after the date of the Hyaton Financial Statements, Hyaton has not engaged in any transaction or made any disbursement or assumed or incurred any liability or obligation or made any commitment, including, without limitation, any forward purchase commitment or similar obligation, to make any expenditure which would materially affect its operations, property, assets or financial condition;

(v) Hyaton has not waived or surrendered any right of substantial value and has not made any gift of money or any of its property or assets. Hyaton has carried on business in the normal course;

(w) Hyaton is not in default under or in breach of, or would, after notice or lapse of time or both, be in default under any contract, agreement indenture or other instrument to which it is a party or by which it is bound;

(x) there are no claims threatened or against or affecting Hyaton nor are there any actions, suits, judgments, proceedings or investigations pending or, threatened against or affecting Hyaton, at law or in equity, before or by any court, administrative agency or other tribunal or any governmental authority; and

(y) there are no outstanding options, agreements, contracts, calls or commitments of any character which would require the issuance by Hyaton of any common shares in the capital of Hyaton.

7    COVENANTS  OF  SUNSPRING.

7.1 Affirmative Covenants. Solar and Sunspring covenant and agree with Hyaton that:

(a) both before and after the Closing Date, Solar and Sunspring shall execute and do all such further deeds, acts and things and give such assurances as may reasonably be required to consummate the transactions contemplated hereby and referenced herein;

(b) from and after the date of this Agreement until the Closing Date Sunspring shall carry on its business in the ordinary course consistent with past practice and in compliance with all applicable laws, regulations and rules of all governmental authorities;

(c) from and after the Closing Date, Sunspring will strictly comply with the requirements of, and will only expend money in accordance with, the 90 Day Budget; and

(d) on the Closing Date, Sunspring will appoint Garry Lavold to the office of President and Melvin Prueitt to the office of Chairman. Either of Messrs. Prueitt or Lavold will be permitted to sign cheques to pay payables of up to $2,000 that are provided for in the 90 Day Budget or any subsequent budget agreed upon by Sunspring and Hyaton from time to time. All other expenditures (i.e., those of any amount that are not included in any budget and those in excess of $2,000) must be approved by, and all cheques therefor must be signed by, both Mr. Lavold and Mr. Prueitt.

7.2 Negative Covenants of Sunspring. Sunspring covenants and agrees with Hyaton that Sunspring shall not, prior to the Closing Date, except with the prior written consent of Hyaton (which consent will not be unreasonably withheld):

(a) make or permit to be made any employment contracts or other arrangements with any directors, officers, agents, servants or employees of Sunspring except as permitted pursuant to this Agreement;

(b) make or assume or permit to be made or assumed any commitment, obligation or liability which is outside of the usual and ordinary course of the business of Sunspring, and for the purpose of carrying on the same, Sunspring will operate its properties and carry on its businesses as heretofore and will maintain all of its properties, rights and assets in good standing, order, and repair;

(c) declare or pay any dividends or make any other distributions or appropriations of profits or capital;

(d) create or assume any indebtedness other than in the ordinary course of business or guarantee the obligations of any third party; or

(e) sell or otherwise in any way alienate or dispose of or encumber any of its Assets.

8    COVENANTS  OF  HYATON.

Hyaton will file a registration statement with the Securities and Exchange Commission on or before the four-month anniversary of the Closing Date requesting registration, pursuant to the 1933 Act, of the Hyaton Common and of any Hyaton common shares to be issued pursuant to a conversion of Hyaton Preference Shares into Hyaton common shares.

9    CONDITIONS  PRECEDENT  AND  TERMINATION.

9.1 Sunspring Conditions Precedent. The obligations of Sunspring to close hereunder are subject to satisfaction or waiver of the following conditions on or before the Closing Date:

(a) all agreements, obligations, covenants and conditions, required by this Agreement to be performed or complied with by Hyaton prior to or at the Closing Date hereunder, shall have been so performed or complied with by Hyaton;

(b) the representations and warranties of Hyaton shall have been true at the time made and shall be true as at the Closing Date;

(c) there shall have been no adverse material change in the business, operations or affairs, financial or otherwise, of Hyaton since the date of this Agreement;

(d) all of the transactions contemplated by this Agreement shall have been approved, as required, by the shareholders and the directors of Hyaton.

9.2 Solar Conditions Precedent. The obligations of Solar to close hereunder are subject to satisfaction or waiver of the following conditions on or before the Closing Date:

(a) Solar shall have received a written opinion from a qualified CPA that the closing of the transaction contemplated by this Agreement does not constitute a taxable event;

(b) all agreements, obligations, covenants and conditions, required by this Agreement to be performed or complied with by Hyaton prior to or at the Closing Date, shall have been so performed or complied with by Hyaton;

(c) on or before Closing Date, Hyaton shall have delivered to Solar a Statutory Declaration of an officer or director of Hyaton certifying the truth, accuracy and correctness of the Hyaton representations and warranties contained in this Agreement; and

(d) the representations and warranties of Hyaton shall have been true at the time made and shall be true as at the Closing Date.

9.3 Hyaton Conditions Precedent. The obligations of Hyaton to close hereunder are subject to satisfaction of the following conditions on or before the Closing
Date:

(a) Sunspring and Solar shall have satisfied all of their respective covenants as contemplated herein;

(b) the representations and warranties of Sunspring and Solar shall be true and correct on and as of the Closing Date;

(c) all agreements, obligations, covenants and conditions required by this Agreement to be performed or complied with by Sunspring and Solar prior to or at the Closing Date hereunder shall have been so performed or complied with by them;

(d) all parties whose consents are necessary to the assignment of any of the contracts, lease or other agreements to Hyaton shall have granted their consents thereto, including without limitation, the landlord under any lease of the business premises of Sunspring;

(e) no event shall have occurred, which materially and adversely affects the value of the Sunspring assets or the ability of Sunspring to carry on the Sunspring Business as presently conducted or contemplated, and which, in the good faith and judgment of Hyaton, renders it unadvisable to proceed with the filing of the Articles of Share Exchange;

(f) all of the transactions contemplated by this Agreement shall have been approved, as required, by Solar, in its capacity as the sole shareholder of Sunspring, and the directors of Sunspring; and

(g) on or before the Closing Date, Sunspring shall have delivered to Hyaton a Statutory Declaration of an officer or director of Sunspring certifying the truth, accuracy and correctness of the Sunspring representations and warranties contained in this Agreement.

9.4  Conditions  Subsequent.  If  on  or  before  the  first  anniversary of the

Closing  Date:

(a)  Hyaton

(i) is not satisfied, in Hyaton's sole but reasonable discretion, with Sunspring's progress on the commercialization of at least one of the following projects:

A    H2ONOW;
B    H2ONOW  Modified;  or
C    SDWater;  or

(ii) discovers that any of the assets listed on Schedule B hereto infringe on a third party's intellectual property (including any applicable moral rights of any of its employees, former employees, representatives, independent contractors, consultants and any other persons that contributed to the creation, development, upgrade, maintenance of or any other work performed thereon);

(iii)Dr. Melvin Prueitt terminates his employment relationship with the Corporation,

then, in any of such events, Hyaton shall have the right to elect to exchange the Sunspring Shares for the Hyaton Preference Shares. This Condition Subsequent may be exercised by written notice from Hyaton to Solar delivered within thirty (30) days after the first anniversary of the Closing Date, in which event the exchange of Sunspring Shares for Hyaton Preference Shares shall occur thirty (30) days after the date of such written notice;

(b) Hyaton has not provided the "Minimum Working Capital" as hereinafter defined) to Sunspring pursuant to a budget to be agreed upon between Sunspring and Hyaton after the Closing, then Solar shall have the right to elect to exchange the Sunspring Shares for the Hyaton Preference Shares. This Condition Subsequent may be exercised by written notice from Solar to Hyaton delivered within thirty (30) days after the first anniversary of the Closing Date, in which event the exchange of Sunspring Shares for Hyaton Preference Shares shall occur thirty (30) days after the date of such written notice.

"Minimum Working Capital" shall mean the sum of $150,000 for each 90-day period during the year following the Closing Date (ending on the first anniversary of the Closing Date). Minimum Working Capital for the first of these 90-day periods following the Closing Date shall be proved at Closing pursuant to
Section  4.2(d)  of  this  Agreement.

9.5 Termination. Notwithstanding anything contained in this Agreement to the contrary, this Agreement may be terminated and the Share Exchange abandoned:

(a) upon written notice at any time prior to the Closing Date by mutual consent of the Constituent Corporations; or

(b) if there exists a suit, action, or other proceeding commenced, pending or threatened, before any court or other governmental agency of the federal or state government, in which it is sought to restrain, prohibit or otherwise adversely affect the consummation of the Share Exchange contemplated hereby.

In exercising their rights under this Section 9.4, each of the Constituent Corporations may act by its Board of Directors, and such rights may be so exercised, notwithstanding the prior approval of this Agreement by the Solar, in its capacity as the sole shareholder of Sunspring.

10   TAX  COMPLIANCE

10.1 Each  of  the  Constituent  Corporations  shall:

(a) keep its records and file in connection with its federal and state income tax returns all such information as may be required by Treas. Reg. Section 1.368-3;

(b) for federal and state income tax purposes report the share exchange as qualifying as a reorganization under Section 368(a)(1)(B) of the Code;

(c) refrain from taking any position in connection with its federal or any state income tax liability that would be inconsistent with such qualification; and

(d) comply with all the requirements of Section 368(a)(1)(B) applicable to such corporation.

11   INDEMNIFICATION

11.1 Indemnification by Solar. Solar will indemnify Hyaton and hold Hyaton harmless from any liabilities relating to the Sunspring Shares and Sunspring accruing up to and including the day before the Closing Date and in particular, will ensure that Sunspring has paid all wages, holiday pay, income tax, Pension Plan, Unemployment Insurance and other compensation payable to or related to the employees.

11.2 Indemnification by Hyaton. Hyaton will indemnify Solar and hold Solar harmless from any liabilities relating to the Exchange Shares accruing up to and including the day before the Closing Date.

12   MISCELLANEOUS

12.1 Survival.  The provisions of Sections 7.1(a), 7.1(c) through 9.4(a)(ii), 8,
9.4  and  11 shall survive the Closing or earlier termination of this Agreement.

12.2 Share Exchange. This Agreement supersedes all prior agreements, written and oral, concerning the matters contained herein.

12.3 Successors. This Agreement shall be binding upon and inure to the benefit of the heirs and successors of each of the parties. None of the party may assign this Agreement without the prior written consent of the other party.

12.4 Construction. This Agreement shall be construed and enforced in accordance with the laws of the State of Nevada. Each of Hyaton, Solar and Sunspring acknowledge that it was represented by competent legal counsel or advised to seek legal counsel in the review of the terms and conditions set forth in this Agreement and the other documents relating to this transaction, including, but not limited to, the documents attached as Schedules to this Agreement, and, therefore, neither this Agreement nor any of the other documents shall be construed against any party as the drafter.

12.5 Counterparts. This Agreement may be executed in multiple counterparts, including facsimile counterparts, that when taken together shall constitute a single instrument; provided that original signed counterpart copies are delivered to each party.

12.6 Public Announcements. No party hereto shall make any public announcement or disclosure of the terms or conditions of this Agreement without the prior written consent of the other parties, except that any parties' approval shall not be required as to any statements or other information which may be required to make pursuant to any rule or regulation of the any competent securities commissions or otherwise required by law.

12.7 Headings. The headings of the Sections and paragraphs of this Agreement have been inserted for convenience of reference only and shall in no way restrict or otherwise modify any or the terms or provisions of this Agreement.

12.8 Severability. Any provision of this Agreement which is found to be contrary to Nevada law or otherwise unenforceable shall not affect the remaining terms of this Agreement, which shall be construed in such event as if the unenforceable provision were absent from this Agreement.

12.9 Notices. All notices, requests and other communications from any of the parties hereto to the other shall be in writing and shall be considered to have been duly given or served when (i) personally delivered, (ii) when received if delivered by confirmed facsimile transmission, air courier or other comparable delivery service, or (iii) on the third day after deposit in the United States mail, certified or registered, return receipt requested, postage prepaid, addressed to the party at their address set forth below, or to such other address as such party may hereafter designate by written notice:

if  to  Hyaton:

Hyaton  Organics  Inc.
414  Viewcrest  Road
Kelowna,  British  Columbia
Canada  V1W  4J8


with  a  copy  to:

Clark,  Wilson
885  West  Georgia  Street
Suite  800
Vancouver,  BC  V6C  3H1
Attn:  Virgil  Z.  Hlus
Facsimile:  (604)  891-7707

if  to  Solar:

Solar  Energy  Limited
112C  Longview  Drive
Los  Alamos,  New  Mexico  87544
Attn:  Melvin  Prueitt,  Chairman  of  the  Board

Facsimile:  (505)  672-0209

if  to  Sunspring:

Sunspring  Inc.
112C  Longview  Drive
Los  Alamos,  New  Mexico  87544
Attn:  Mr.  Melvin  Prueitt,  President

Facsimile:  (505)  672-0209

12.10Attorneys' Fees. In the event of any dispute hereunder between the parties hereto, the party prevailing in any litigation instituted hereunder shall be entitled to recover from the other its costs and expenses thereof including, specifically, its reasonable attorneys' fees.

12.11Jurisdiction and Venue. Any litigation instituted hereunder shall be venue in the appropriate state or federal courts in Las Vegas, Nevada, as to which jurisdiction Hyaton, Solar and Sunspring hereby consent.

The parties have executed this Agreement as of the day and year first above written.

HYATON  ORGANICS,  INC

By:     /s/  Andrew  Schwab

Its:     President

Address:
SOLAR  ENERGY  LIMITED

By:     /s/  Melvin  Prueitt=
             Melvin  Prueitt

Its:     Chairman  of  the  Board  of  Directors
SUNSPRING,  INC.

By:     /s/  Melvin  Prueitt
             Melvin  Prueitt

Its:     President

SCHEDULES  TO  AGREEMENT  AND  PLAN  OF  SHARE  EXCHANGE

     Schedule  A:          Designation of Series A Convertible Preference Shares
     Schedule  B:          Detailed  List  of  Material  Assets
     Schedule  C:          Detailed  List  of  Contracts
     Schedule  D:          List  of  Sunspring  Employees
     Schedule  E:          90  Day  Budget
     Schedule  F:          Articles  of  Share  Exchange

--------------------------------------------------------------------------------
                                  EXHIBIT 10.2

                            SHARE EXCHANGE AGREEMENT
                                     BETWEEN
                              SUN POWER CORPORATION
                        (formerly Hyaton Organics, Inc.),
                                       AND
                          RENEWABLE ENERGY CORPORATION.
--------------------------------------------------------------------------------

                      AGREEMENT AND PLAN OF SHARE EXCHANGE

          This AGREEMENT AND PLAN OF SHARE EXCHANGE is made as of the 19th day of October, 2001

AMONG:
           HYATON ORGANICS, INC., a Nevada corporation whose address is 414 Viewcrest Road, Kelowna, BC Canada V1W 4J8

           ("Hyaton")
AND:

           RENEWABLE ENERGY CORP, a New Mexico corporation whose address is 112C Longview Drive, Los Alamos, NM 87544

           ("RECO")

           (Hyaton and RECO are collectively referred to as the "Constituent Corporations")

AND:

           RENEWABLE ENERGY LIMITED, a Nevada Corporation whose address is 112C Longview Drive, Los Alamos, NM 87544

           ("REL")

WHEREAS:

A RECO is developing several proprietary processes for the environmentally friendly production of various forms of energy and fuel and intends to produce commercial electricity and gasoline (or diesel) using only solar energy and CO2 drawn from the air or industrial sources (the "RECO Business");

B    RECO  is  the  wholly  owned  subsidiary  of  REL;

C    Hyaton  wishes  to  acquire all of the issued and outstanding securities of
RECO (the "RECO Shares") in exchange for certain shares of Hyaton, and RECO wishes to become the wholly owned subsidiary of Hyaton;

D    Each  of  the  Constituent  Corporations  has adopted the statutory plan of share  exchange  embodied  in  this  Agreement  (the  "Share  Exchange");  and

E    The  parties intend to make certain representations, warranties, covenants, and  agreements  in  connection  with  the  Share  Exchange;

F    NOW,  THEREFORE, in consideration of the covenants and agreements contained herein, the Constituent Corporations and REL do hereby agree to the Share Exchange, on the terms and conditions herein provided, as follows:

     SCHEDULES.

The  following  Schedules  are  attached  to  this  Agreement:

     Schedule  A:          Designation of Series A Convertible Preference Shares
     Schedule  B:          Detailed  List  of  Material  Assets
     Schedule  C:          Detailed  List  of  Contracts
     Schedule  D:          List  of  RECO  Employees
     Schedule  E:          Reed  Jensen  Employment  Contract
     Schedule  F:          90  Day  Budget
     Schedule  G:          Articles  of  Share  Exchange

     THE  SHARE  EXCHANGE.

2.1 Share Exchange. On the Closing Date (as defined herein), all of the then issued and outstanding RECO Shares shall be exchanged for an aggregate of 2,000,000 common shares in the capital of Hyaton (the "Hyaton Common") plus 8,000,000 Hyaton preference shares (the "Hyaton Preference Shares") (the Hyaton Common and the Hyaton Preference Shares may hereinafter be referred to collectively as the "Exchange Shares"). This Agreement, once executed, shall act without more as evidence of the transfer of the RECO Shares to Hyaton, subject to the terms and conditions set forth in this Agreement.

2.2 Exchange Agent. Hyaton hereby appoints Clark, Wilson as its agent (the "Exchange Agent") for the purpose of exchanging certificates representing the RECO Shares for the Exchange Shares at the Closing. REL will deliver the certificates representing the RECO Shares to the Exchange Agent at the Closing.

2.3 Exchange Shares Not Registered. REL acknowledges that the Exchange Shares have not been and will not be, except as otherwise provided in Section 8 of this Agreement, registered pursuant to the securities laws of any jurisdiction and are being issued pursuant to exemptions from registration contained in the Securities Act (British Columbia) (the "B.C. Securities Act") and the United States Securities Act of 1933, as amended (the "1933 Act"), and the Exchange Shares may only be sold in a jurisdiction in accordance with the restrictions on resale prescribed under the laws of the jurisdiction in which such shares are sold, all of which may vary depending on the jurisdiction.

REL is aware that Hyaton is not a "reporting issuer" as defined in the B.C. Securities Act and as a consequence the Exchange Shares are restricted from transfer and may only be sold by residents of the Province of British Columbia in accordance with the rules and regulations of the B.C. Securities Act Further, REL is aware that Hyaton has no obligation or present intention of becoming a "reporting issuer" in the Province of British Columbia and as a result, any shareholders of Hyaton who are British Columbia residents may require an exemption order from the British Columbia Securities Commission in order to resell their shares (including any holder of any of the Exchange Shares).

2.4 It is understood and agreed that the certificates evidencing the Exchange Shares will bear the following legends:

NONE OF THE SECURITIES REPRESENTED HEREBY HAVE BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933 ACT (THE "1933 ACT"), OR ANY U.S. STATE SECURITIES LAWS, AND, UNLESS SO REGISTERED, MAY NOT BE OFFERED OR SOLD, DIRECTLY OR
INDIRECTLY, IN THE UNITED STATES OR TO U.S. PERSONS EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE 1933 ACT, OR PURSUANT TO AN AVAILABLE EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE 1933 ACT AND IN EACH CASE ONLY IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS. IN ADDITION, HEDGING TRANSACTIONS INVOLVING THE SECURITIES MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE 1933 ACT.

2.5 REL acknowledges that the Exchange Shares acquired pursuant to the terms of this Agreement will have such hold periods as are required under applicable securities laws and as a result may not be sold, transferred or otherwise disposed, except pursuant to an effective registration statement under the 1933 Act or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act and in each case only in accordance with applicable state and provincial securities laws.

2.6 Rights Attached to Hyaton Preference Shares. Each Hyaton Preference Share shall have the rights as set forth on Schedule A to this Agreement and shall:

(i)  be  issued  at  a  deemed  value  of  $1.00;

(ii) bear simple interest at the rate of six percent, with interest paid quarterly only from net distributable cash flow generated by RECO ("RECO Cash Flow"). To the extent that RECO Cash Flow is not sufficient to pay interest as and when due, interest shall accrue until the third anniversary of the Closing Date, and Hyaton agrees not to distribute any RECO Cash Flow to itself unless and until any interest due to the holder of any Hyaton Preference Share pursuant to this Section shall have been paid to such holder. If either of the Conditions Subsequent provided for in Section 9.4 of this Agreement shall occur, any interest accrued prior to the exchange provided for in that Section shall not be excused but rather shall be paid to REL on or before the third anniversary of the Closing Date;

(iii)entitle the holder thereof to receive notice of, to attend and to one-half of a vote at meetings of the shareholders of Hyaton (each Hyaton Preference Share shall be entitled to one-half vote);

(iv) subject to Section 9.4 of this Agreement, be convertible (the "Conversion Right") at any time during the period starting on sixty days after the first anniversary of the Closing Date and ending on the third anniversary of the

Closing Date into fully paid common shares of Hyaton at a conversion price equal to the ten-day average price per share for Hyaton common shares on the last trade (sale) of the day on the OTCBB for the ten trading day period ending on the date of conversion; provided that the conversion price shall be deemed to be not less than $2.00 nor more than $4.00 per Hyaton Common Share. A holder of Hyaton Preference Shares may exercise the Conversion Right with respect to the number of Hyaton Preference Shares to be converted by delivering a written notice (the "Conversion Notice") to Hyaton. The Conversion Notice shall specify the number of Hyaton Preference Shares the holder intends to convert, be signed by the registered holder of those shares and be accompanied by the certificate or certificates representing the shares to be converted. Notwithstanding any other provision hereof, no fractional shares shall be issued upon any conversion of Hyaton Preference Shares and the number of Hyaton common shares to be issued will be rounded to the nearest whole share.

2.7 Exchange Shares Fully Paid and Non-assessable. The Exchange Shares will be issued from the treasury of Hyaton as fully paid and non-assessable shares and shall be free and clear of all liens, charges and encumbrances, except as set forth herein.

3     CLOSING  DATE.

3.1 Articles of Share Exchange. As soon as practicable after satisfaction or, to the extent permitted hereunder, waiver of all conditions to the Share Exchange, Hyaton and RECO will file Articles of Share Exchange in substantially the form attached hereto as Schedule G (the "Articles of Share Exchange") with the Secretary of State of Nevada and make all other filings or recordings required by Nevada law in connection with the Share Exchange.

3.2 Effective Date of Share Exchange. The "Effective Date" of the Share Exchange shall be, and such term as used herein shall mean, 5:00 p.m., Pacific Standard Time (the "Effective Time"), on the day on which the Articles of Share Exchange are filed in the office of the Secretary of State of Nevada, after satisfaction of the requirements of applicable laws of the State of Nevada which are prerequisite to such filing.

3.3 Governance After the Effective Date. The Board of Directors of RECO immediately after the Effective Date shall be comprised of five members, each to hold office pursuant to the provisions of this Agreement, the applicable laws of the State of Nevada and the Articles of Incorporation and By-laws of RECO. Three of the five members of the initial Board of Directors, one of whom will be Dr. Reed Jensen, shall be nominated by REL subject to Hyaton's approval. The remaining two members shall be nominated by Hyaton. The provisions of this
Section 3.3 prescribing the structure of the RECO Board shall expire on the first anniversary of the Closing Date.

4    DELIVERIES  ON  OR  BEFORE  THE  CLOSING  DATE.

4.1 Deliveries by REL and RECO. The transaction contemplated by this Agreement shall close on or about October 25, 2001 (the "Closing Date") provided that the Closing Date may be extended for up to 45 days to a date to be mutually agreed upon by the parties if such a delay is reasonably necessary to permit the parties to remove or waive any of the conditions precedent to their obligation to Close as are set forth in Section 9 of this Agreement, or to enable them to obtain, acting diligently, the items to be delivered at Closing pursuant to
Section 4 of this Agreement. The Closing shall occur at the offices of Clark, Wilson, 800-885 West Georgia Street, Vancouver, B.C. Not less than 3 business days prior to the Closing Date, RECO shall provide to Hyaton written wire transfer instructions detailing the RECO account in Los Alamos, New Mexico, to which the wire transfer described in Section 4.2(d) of this Agreement is to be sent. On or before the Closing Date, REL and RECO will deliver to Hyaton:

(a) satisfactory proof that all of the RECO Shares have been duly issued and registered to REL;

(b) certified copies of resolutions of the directors of RECO authorizing the transfer of the RECO Shares and the registration of the RECO Shares in the name of Hyaton and authorizing the issue of new share certificates representing such common shares in the name of Hyaton;

(c) share certificates representing the RECO Shares in the name of REL, duly endorsed for transfer to Hyaton;

(d)  duly  issued  share  certificates  in  Hyaton's  name representing the RECO
Shares;

(e) certified copies of resolutions of the directors of REL authorizing the execution of this Agreement by REL, in its capacity as sole shareholder of RECO and authorizing both REL and RECO to perform the obligations imposed upon them by this Agreement;

(f) a certified copy of a resolution of the shareholders of REL authorizing and approving the Share Exchange;

(g) an executed and notarized original of the Articles of Share Exchange substantially in the form attached hereto as Schedule G;

(h) all books, records and accounts of RECO and any other information necessary for Hyaton to operate and manage the RECO Business and the assets owned by RECO;

(i)  the  common  seal(s)  of  RECO,  if  any;

(j) the written resignations of any and all directors and officers of RECO other than Dr. Reed Jensen, if requested by Hyaton by written notice delivered not less than twenty-four hours prior to the Closing;

(k) necessary approvals from any third parties as may be required to the transfer of all the RECO Shares to Hyaton as contemplated herein;

(l) a certificate of good standing from the State of New Mexico dated not more than two weeks prior to the Closing Date, showing that RECO is in good standing in that State;

(m) a legal opinion of the solicitors for REL and RECO, in form and content reasonably satisfactory to Hyaton, to the effect that each of REL and RECO are in good standing in their jurisdictions of incorporation (and in any other jurisdiction where either of them is doing business) and that all necessary steps and corporate proceedings have been taken by each of REL and RECO so as to permit the exchange of the RECO Shares for the Exchange Shares as contemplated by this Agreement, that this Agreement and all documents and instruments delivered pursuant to this Agreement have been duly and validly authorized, executed and delivered, that the RECO Shares have been duly and validly transferred to Hyaton, free of any liens and encumbrances, and confirming such other matters as Hyaton may reasonably require; and

(n) such other documents and instruments as counsel for Hyaton may reasonably require to effectuate or evidence the transactions contemplated hereby.

4.2 Deliveries by Hyaton. On or before the Closing Date, Hyaton will deliver to RECO:

(a) satisfactory evidence that the directors of Hyaton have approved the transactions contemplated herein;

(b) certified copies of resolutions of the directors of Hyaton authorizing the issue of the Exchange Shares in the name of REL;

(c)  share  certificates  representing  the  Exchange Shares in the name of REL;

(d) the sum of $150,000, to be wire transferred to RECO's bank account in Los Alamos, New Mexico on the Closing Date for use by RECO as working capital for the first 90 days following the Closing Date pursuant to the 90-day budget attached to this Agreement as Schedule F (the "90 Day Budget") which funds shall also be for use in preparation of a business plan;

(e) a legal opinion of the solicitors for Hyaton, in form and content reasonably satisfactory to REL and RECO, to the effect that Hyaton is in good standing in the jurisdiction of its incorporation and that all necessary steps and corporate proceedings have been taken by Hyaton so as to permit the exchange of the RECO Shares for the Exchange Shares as contemplated by this Agreement, that this Agreement and all documents and instruments delivered pursuant to this Agreement have been duly and validly authorized, executed and delivered, that the Exchange Shares have been duly and validly transferred to REL and confirming such other matters as REL or RECO may reasonably require; and

(f) such other documents and instruments as counsel for REL may reasonably require to effectuate or evidence the transactions contemplated hereby.

5    RECO  AND  REL'S  REPRESENTATIONS  AND  WARRANTIES

5.1 RECO and REL each represent and warrant to Hyaton as of the date hereof and on the Closing Date that:

(a) RECO is a corporation validly existing and in good standing under the laws of the State of New Mexico. RECO has the power and authority to carry on the RECO Business as it is now conducted and to own the assets it now owns;

(b) REL is a corporation validly existing and in good standing under the laws of the State of Nevada and has the power and the authority to enter into this Agreement and to perform its obligations hereunder;

(c) Schedule B contains a list of all of RECO's material assets and RECO has good and marketable title thereto, free and clear of any and all liens, encumbrances or charges;

(d) Schedule C contains a list of all contracts and contractual obligations of RECO that will survive the Closing;

(e) with respect to RECO's intellectual property, all of which is listed in detail on Schedule B,

(i)  Schedule  B  contains  a  complete  and  accurate  list  of  all:

A    trade-names,  trade-marks,  service  marks,  fictitious  names,  patents, inventions, know-how, copyright, software, source code, object code, industrial designs and all other industrial or intellectual property necessary to conduct the RECO Business,

B    trade-mark  applications  and  service  mark  applications,  and

C    Internet  domain  name  registrations,

owned by RECO setting out, in detail, the relevant dates, reference numbers and jurisdictions of each (collectively, the "Intellectual Property");

(ii) RECO has not licensed any of its Intellectual Property to any third party on an exclusive basis or otherwise in a manner which would limit its ability to utilize the Intellectual Property, and

(iii)neither the entering into of this Agreement nor the completion of the transactions contemplated hereby constitute or will constitute a breach of any agreement in respect of the Intellectual Property;

(f) except as disclosed in Schedule "C" hereto, no person has been granted any interest in or right to use all or any portion of the Intellectual Property and neither RECO nor REL is aware of a claim of any infringement or breach of any industrial or intellectual property rights of any other person by RECO, nor has RECO received any notice that the conduct of the RECO Business, including the use of the Intellectual Property, infringes upon or breaches any industrial or intellectual property rights of any other person, and RECO, after due inquiry, does not have any knowledge of any infringement or violation of any of its rights in the Intellectual Property;

(g) to the best of RECO's knowledge, the conduct of the RECO business does not infringe upon the patents, trade marks, licences, trade names, business names, copyright or other industrial or intellectual property rights, domestic or foreign, of any other person and neither RECO nor REL is aware of any state of facts that casts doubt on the validity or enforceability of any of the Intellectual Property;

(h) the authorized capital of RECO consists of 100,000 common shares with no par value, of which a total of 100 common shares have been validly issued, are outstanding and are fully paid and non-assessable;

(i) as of the date of this Agreement, the officers of RECO are Reed Jensen, President, and Nancy Jensen, Secretary and Treasurer;

(j) as of the date of this Agreement, Reed Jensen and Nancy Jensen are all of the members of the Board of Directors of RECO;

(k) REL owns the RECO Shares, free and clear of any claim, security interest, mortgage, pledge, or other lien or encumbrance of any kind whatsoever. There are no outstanding options, agreements, contracts, calls or commitments of any character which would require the issuance by RECO of any securities;

(l) the RECO Shares constitute all of the issued and outstanding shares of RECO;

(m) the execution, delivery and performance of this Agreement have been duly and validly authorized and approved by both the board of directors of REL and RECO, and each of REL and RECO has the corporate power and authority to execute, deliver and perform this Agreement and such other instruments as appropriate to consummate the transactions herein contemplated, to perform and comply with all of the terms, covenants and conditions to be performed and complied with by either or both of REL or RECO hereunder and thereunder, and to consummate the transactions contemplated hereby and thereby;

(n) by signing this Agreement, REL gives its written consent, in its capacity as sole shareholder of RECO, to the execution of this Agreement by RECO and to the Articles of Share Exchange that is reflected in this Agreement and in any documents executed or prepared in connection with this Agreement and the transaction contemplated hereby;

(o) this Agreement constitutes the valid and binding obligation of REL and RECO, and is enforceable against them in accordance with its terms, except as enforceability may be affected by bankruptcy, insolvency or similar laws affecting creditor's rights generally or court applied equitable remedies;

(p) the execution delivery and performance of this Agreement by each of REL and RECO does not and will not (i) conflict with or result in a breach of any of the terms, conditions or provisions of the articles of incorporation or bylaws of either of them or any judgment, order, injunction, decree, regulation or ruling of any court or other governmental authority to which either of them is subject or of any agreement or contract listed on any schedule delivered pursuant hereto or any other material agreement or contract to which either of them is a party or is subject, or constitute a default thereunder, or (ii) give to others any rights of termination or cancellation of any agreement or contract listed on any schedule delivered pursuant hereto or any other material agreement or contract to which RECO or REL is a party or is subject, or (iii) create any lien or encumbrance upon the assets of RECO, or (iv) require the consent, authorization or approval of any governmental agency, body, official or authority;

(q) neither RECO nor REL are aware of nor has either failed to disclosed to Hyaton any change, event or circumstance which would adversely affect the RECO Business or the assets of RECO or the prospects, operation or condition of RECO or which would reasonably be considered to reduce the value of the RECO Business or the value of the RECO Shares to Hyaton;

(r) neither RECO nor REL have made any untrue statement to Hyaton nor has either failed to state a material fact that is required to be stated or that is necessary to prevent a statement that is made from being materially false or misleading in the circumstances in which it was made;

(s) the RECO financial statements for the year ended December 31, 2000 and June 30, 2001 (the "RECO Financial Statements") are true and correct in every material respect and present fairly the financial position of RECO as of the date of such statements, and the results of its operations for the periods then ended and are prepared in accordance with generally accepted accounting principles applied on a consistent basis except as specifically provided therein;

(t) all of the assets of RECO are in good working order and to the best of REL's knowledge contain no latent defects;

(u) REL has disclosed all contracts, engagements and commitments, whether oral or written, relating to RECO;

(v) all licenses, permits, approvals, consents, certificates, registrations and authorizations required in the ordinary course of the RECO Business or in the use of the assets of RECO have been obtained and are in good standing and are not terminable on the basis of a transfer in ownership of the RECO Shares;

(w) REL has the full and absolute right, power and authority to enter into this Agreement on the terms and subject to the conditions herein set forth, to carry out the transactions contemplated hereby and to transfer on the Closing Date, legal and beneficial title and ownership of his or her portion of the RECO Shares to Hyaton;

(x) all alterations, if any, to the Articles of Incorporation of RECO since its incorporation have been duly approved by the shareholders of RECO;

(y) the corporate records of RECO, as required to be maintained by it under its statute of incorporation and constating documents, are accurate, complete and up-to-date in all material respects and reflect all material transactions of RECO;

(z) RECO has filed all necessary tax returns in all jurisdictions required to be filed by it, all returns affecting workers compensation with the appropriate agency, corporation capital tax returns, if required, and any other material reports and information required to be filed by RECO with any governmental authority;

(aa) RECO has withheld and remitted to tax collection authorities such taxes as are required by law to be withheld and remitted as and when due;

(bb) RECO has paid all income, sales and capital taxes payable by it as and when due;

(cc) RECO has paid all installments of corporate taxes due and payable, and there is not presently outstanding nor does RECO expect to receive any notice of re-assessment from any applicable tax collecting authority;

(dd) RECO has not declared or paid any dividends of any kind or declared or made any other distributions of any kind whatsoever including, without limitation, by way of redemption, repurchase or reduction of its authorized capital;

(ee) there has been no material adverse change in the financial condition and position of RECO and no damage, loss destruction or other change in circumstances materially affecting the business, property or assets of RECO or its right or capacity to carry on business since the date of the RECO Financial Statements;

(ff) since the date of the RECO Financial Statements, RECO has not engaged in any transaction or made any disbursement or assumed or incurred any liability or obligation or made any commitment, including, without limitation, any forward purchase commitment or similar obligation, to make any expenditure which would materially affect its operations, property, assets or financial condition;

(gg) RECO has not waived or surrendered any right of substantial value and has not made any gift of money or of any of its property or assets;

(hh) since the date of the RECO Financial Statements, RECO has carried on business in the normal course;

(ii) RECO is not in default under or in breach of, or would, after notice or lapse of time or both, be in default under any contract, agreement, indenture or other instrument to which it is a party or by which it is bound;

(jj) there are no claims threatened against or affecting RECO nor are there any actions, suits, judgments, proceedings or investigations pending or, threatened against or affecting RECO, at law or in equity, before or by any court, administrative agency or other tribunal or any governmental authority;

(kk) neither RECO nor REL is aware of any infringement by RECO of any registered patent, trademark or copyright;

(ll) RECO has no employees except as set forth on Schedule D and Schedule D lists, by name, title and income, each of RECO's employees and consultants (the "Employees");

(mm) except as set forth on Schedule D, none of the Employees has any employment or separation agreements, whether oral or written;

(nn) there are no labour controversies pending or threatened between RECO and any of its Employees;

(oo) RECO has not failed to comply in any respect with all applicable federal, state and local laws, rules and regulations relating to employment or employment termination, and all applicable laws, rules and regulations governing payment of minimum wages and overtime rates, and the withholding and payment of taxes from compensation of Employees;

(pp) RECO has not ever entered into a collective bargaining agreement or other labour union contract relating to the RECO Business or applicable to the Employees;

(qq) there are no brokerage, finder's or similar fees paid or payable by or on behalf of RECO in connection with this Agreement or the transaction contemplated by this Agreement;

(rr) REL understands and agrees that none of the Exchange Shares have been or will be registered under the 1933 Act, or under any state securities or "blue sky" laws of any state of the United States, and, unless so registered, may not be offered or sold in the United States, or, directly or indirectly, to U.S. Persons, pursuant to an effective registration statement under the 1933 Act, or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act and in each case only in accordance with applicable state and provincial securities laws;

(ss) REL acknowledges that it is an "accredited investor" (as defined in Regulation D under the 1933 Act) and that it is acquiring the Exchange Shares pursuant to the exemption from registration requirements contained in Rule 506 of Regulation D under the 1933 Act; and

(tt) REL understands and agrees that offers and sales of any of the Exchange Shares can only be made pursuant to the registration provisions of the 1933 Act or an exemption therefrom, and in each case only in accordance with applicable state and provincial securities laws.

6    HYATON'S  REPRESENTATIONS  AND  WARRANTIES

6.1 Hyaton represents and warrants to RECO and REL as of the date hereof and on the Closing Date that:

(a) Hyaton is a corporation validly existing and in good standing under the laws of the State of Nevada. Hyaton has the power and authority to carry on the Hyaton business as it is now conducted;

(b) the execution, delivery and performance of this Agreement have been duly and validly authorized and approved by Hyaton's board of directors, and Hyaton has the corporate power and authority to execute, deliver and perform this Agreement and such other instruments as appropriate to consummate the transactions herein contemplated, to perform and comply with all of the terms, covenants and conditions to be performed and complied with by Hyaton hereunder and thereunder, and to consummate the transactions contemplated hereby and thereby;

(c) this Agreement constitutes the valid and binding obligation of Hyaton, and is enforceable against Hyaton in accordance with its terms, except as enforceability may be affected by bankruptcy, insolvency or similar laws affecting creditor's rights generally or court applied equitable remedies;

(d) Hyaton's execution, delivery and performance of this Agreement does not and will not (i) conflict with or result in a breach of any of the terms, conditions or provisions of the articles of incorporation or bylaws of Hyaton or any judgment, order, injunction, decree, regulation or ruling of any court or other governmental authority to which Hyaton is subject or of any agreement or contract listed on any schedule delivered pursuant hereto or any other material agreement or contract to which Hyaton is a party or is subject, or constitute a default thereunder, or (ii) give to others any rights of termination or cancellation of any agreement or contract listed on any schedule delivered pursuant hereto or any other material agreement or contract to which Hyaton is a party or is subject, or (iii) create any lien or encumbrance upon the assets of Hyaton, or (iv) require the consent, authorization or approval of any governmental agency, body, official or authority;

(e) Hyaton has filed with all applicable securities and regulatory authorities (including exchanges and markets) all information and documents required to be filed with such authorities (the "Public Record") and the statements set forth in the Public Record are true, correct and complete and do not contain any misrepresentation as of the date made and Hyaton has not filed any confidential material change reports or similar reports;

(f) except as may be reflected in the Public Record, there has not been any adverse material change in the business, operations or affairs, financial or otherwise, of Hyaton since June 30, 2001, being the date of the last reviewed financial statements of Hyaton (included in its Form 10QSB filed August 14, 2001);

(g) the Exchange Shares when issued will be issued as fully paid and non-assessable shares free and clear of all liens, charges, claims or encumbrances;

(h) Hyaton has been approved for trading on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC BB") and is eligible for quotation on the OTC BB as of the Closing Date;

(i) as of the date of this Agreement, the authorized capital of Hyaton consists of 100,000,000 common shares with par value of $0.01 per common share. 2,500,000 preferred shares with a par value of $0.01 per preferred share;

(j) as of August 14, 2001 (the date of filing of Hyaton's last Form 10QSB) and not taking into account any of the Exchange Shares, 27,556,000 common shares in the capital of Hyaton were validly issued and outstanding and are fully paid and non-assessable. No preferred shares have yet been issued;

(k) Hyaton is not aware nor has it failed to disclose to RECO or REL any change, event or circumstance which would adversely affect the Exchange Shares or the prospects, operation or condition of Hyaton or which would reasonably be considered to reduce the value of the Exchange Shares;

(l) Hyaton has not made any untrue statement to REL nor has it failed to state a material fact that is required to be stated or that is necessary to prevent a statement that is made from being false or misleading in the circumstances in which it was made;

(m) the Hyaton audited financial statement for the year ended December 31, 2000 (the "Hyaton Financial Statements"), are true and correct in every material respect and present fairly the financial position of Hyaton as of the dates of such statements, and the results of its operations for the periods then ended and are prepared in accordance with generally accepted accounting principles applied on a consistent basis with that of the previous year except as specifically provided therein;

(n) all licenses, permits, approvals, consents, certificates, registrations and authorizations required in the ordinary course of Hyaton's business or in the use of its assets have been obtained and are in good standing and are not terminable on the basis of the transactions contemplated herein;

(o) all alterations, if any, to the Articles of Incorporation of Hyaton since its incorporation have been duly approved by the shareholders of Hyaton;

(p) the corporate records of Hyaton, as required to be maintained by it under its statute of incorporation and constating documents, are accurate, complete and up-to-date in all material respects and reflect all material transactions of Hyaton;

(q) Hyaton has good and marketable title to all of its assets, and such assets are free and clear of any financial encumbrances not disclosed in the Hyaton Financial Statements;

(r) Hyaton has filed all necessary tax returns in all jurisdictions required to be filed by it, all returns affecting workers compensation with the appropriate agency, corporation capital tax returns, if required, and any other material reports and information required to be filed by Hyaton with any governmental authority; Hyaton has paid all income, sales and capital taxes payable by it as and when due; Hyaton has withheld and remitted to tax collection authorities such taxes as are required by law to be withheld and remitted as and when due; Hyaton has paid all installments of corporate taxes due and payable, and there is not presently outstanding nor does Hyaton expect to receive any notice of re-assessment from any applicable tax collecting authority;

(s) Hyaton has not declared or paid any dividends of any kind or declared or made any other distributions of any kind whatsoever including, without limitation, by way of redemption, repurchase or reduction of its authorized capital, except as has been described to REL and RECO;

(t) there has been no material adverse change in the financial condition and position of Hyaton and no damage, loss destruction or other change in circumstances materially affecting the business, property or assets of Hyaton or its right or capacity to carry on business since the date of the Hyaton Financial Statements;

(u) after the date of the Hyaton Financial Statements, Hyaton has not engaged in any transaction or made any disbursement or assumed or incurred any liability or obligation or made any commitment, including, without limitation, any forward purchase commitment or similar obligation, to make any expenditure which would materially affect its operations, property, assets or financial condition;

(v) Hyaton has not waived or surrendered any right of substantial value and has not made any gift of money or any of its property or assets. Hyaton has carried on business in the normal course;

(w) Hyaton is not in default under or in breach of, or would, after notice or lapse of time or both, be in default under any contract, agreement indenture or other instrument to which it is a party or by which it is bound;

(x) there are no claims threatened or against or affecting Hyaton nor are there any actions, suits, judgments, proceedings or investigations pending or, threatened against or affecting Hyaton, at law or in equity, before or by any court, administrative agency or other tribunal or any governmental authority; and

(y) there are no outstanding options, agreements, contracts, calls or commitments of any character which would require the issuance by Hyaton of any common shares in the capital of Hyaton.

7    COVENANTS  OF  RECO.

7.1  Affirmative  Covenants.  REL  and RECO covenant and agree with Hyaton that:

(a) both before and after the Closing Date, REL and RECO shall execute and do all such further deeds, acts and things and give such assurances as may reasonably be required to consummate the transactions contemplated hereby and referenced herein;

(b) prior to the Closing Date, REEL will obtain a resolution of its shareholders approving the Share Exchange;

(c) from and after the date of this Agreement until the Closing Date RECO shall carry on its business in the ordinary course consistent with past practice and in compliance with all applicable laws, regulations and rules of all governmental authorities;

(d) from and after the Closing Date, RECO will strictly comply with the requirements of, and will only expend money in accordance with, the 90 Day Budget;

(e) on the Closing Date, RECO will appoint Garry Lavold to the office of Chief Operating Officer and Reed Jensen as President and Chief Executive Officer. The President and the Chief Operating Officer shall each have authority to sign cheques to pay payables provided for in the 90 Day Budget and any other budget approved by Hyaton in its sole discretion.

7.2 Negative Covenants of RECO. RECO covenants and agrees with Hyaton that RECO shall not, prior to the Closing Date, except with the prior written consent of Hyaton (which consent will not be unreasonably withheld):

(a) make or permit to be made any employment contracts or other arrangements with any directors, officers, agents, servants or employees of RECO except as permitted pursuant to this Agreement;

(b) make or assume or permit to be made or assumed any commitment, obligation or liability which is outside of the usual and ordinary course of the business of RECO, and for the purpose of carrying on the same, RECO will operate its properties and carry on its businesses as heretofore and will maintain all of its properties, rights and assets in good standing, order, and repair;

(c) declare or pay any dividends or make any other distributions or appropriations of profits or capital;

(d) create or assume any indebtedness other than in the ordinary course of business or guarantee the obligations of any third party; or

(e) sell or otherwise in any way alienate or dispose of or encumber any of its Assets.

8    COVENANTS  OF  HYATON.

Hyaton will file a registration statement with the Securities and Exchange Commission (the "SEC") on or before the four-month anniversary of the Closing Date requesting registration, pursuant to the 1933 Act, of the Hyaton Common and of any Hyaton common shares to be issued pursuant to a conversion of Hyaton Preference Shares into Hyaton common shares.

9    CONDITIONS  PRECEDENT  AND  TERMINATION.

9.1 RECO Conditions Precedent. The obligations of RECO to close hereunder are subject to satisfaction or waiver of the following conditions on or before the Closing Date:

(a) all agreements, obligations, covenants and conditions, required by this Agreement to be performed or complied with by Hyaton prior to or at the Closing Date hereunder, shall have been so performed or complied with by Hyaton;

(b) the representations and warranties of Hyaton shall have been true at the time made and shall be true as at the Closing Date;

(c) there shall have been no adverse material change in the business, operations or affairs, financial or otherwise, of Hyaton since the date of this Agreement;

(d) all of the transactions contemplated by this Agreement shall have been approved, as required, by the shareholders and the directors of Hyaton.

9.2  REL  Conditions  Precedent.  The  obligations of REL to close hereunder are subject to satisfaction or waiver of the following conditions on or before the Closing Date:

(a) REL shall have received a written opinion from a qualified CPA that the closing of the transaction contemplated by this Agreement does not constitute a taxable event;

(b) all agreements, obligations, covenants and conditions, required by this Agreement to be performed or complied with by Hyaton prior to or at the Closing Date, shall have been so performed or complied with by Hyaton;

(c) on or before Closing Date, Hyaton shall have delivered to REL a Statutory Declaration of an officer or director of Hyaton certifying the truth, accuracy and correctness of the Hyaton representations and warranties contained in this Agreement; and

(d) the representations and warranties of Hyaton shall have been true at the time made and shall be true as at the Closing Date.

9.3 Hyaton Conditions Precedent. The obligations of Hyaton to close hereunder are subject to satisfaction of the following conditions on or before the Closing
Date:

(a) RECO and REL shall have satisfied all of their respective covenants as contemplated herein;

(b) the representations and warranties of RECO and REL shall be true and correct on and as of the Closing Date;

(c) all agreements, obligations, covenants and conditions required by this Agreement to be performed or complied with by RECO and REL prior to or at the Closing Date hereunder shall have been so performed or complied with by them;

(d) all parties whose consents are necessary to the assignment of any of the contracts, lease or other agreements to Hyaton shall have granted their consents thereto, including without limitation, the landlord under any lease of the business premises of RECO;

(e) RECO and Dr. Reed Jensen will have entered into a written Employment Contract in substantially the form attached hereto as Schedule E;

(f) no event shall have occurred, which materially and adversely affects the value of the RECO assets or the ability of RECO to carry on the RECO Business as presently conducted or contemplated, and which, in the good faith and judgment of Hyaton, renders it unadvisable to proceed with the filing of the Articles of Share Exchange;

(g) all of the transactions contemplated by this Agreement shall have been approved, as required, by REL, in its capacity as the sole shareholder of RECO, and the directors of RECO; and

     on or before the Closing Date, RECO shall have delivered to Hyaton a Statutory Declaration of an officer or director of RECO certifying the truth, accuracy and correctness of the RECO representations and warranties contained in this Agreement.

9.4  Conditions  Subsequent.  If  on  the first anniversary of the Closing Date:

(a)  Hyaton:

(i) is not satisfied, in Hyaton's sole but reasonable discretion, with RECO's progress on the commercialization of at least one of the following projects:

A    SOLAR  DISH;
B    SOLAREC;  or
C    HTWO;  or

(ii) discovers that any of the assets listed on Schedule B hereto infringe on a third party's intellectual property (including any applicable moral rights of any of its employees, former employees, representatives, independent contractors, consultants and any other persons that contributed to the creation, development, upgrade, maintenance of or any other work performed thereon);

or if Dr. Reed Jensen terminates his employment relationship with RECO, then, in any of such events, Hyaton shall have the right to elect to exchange the RECO Shares for the Hyaton Preference Shares. This Condition Subsequent may be exercised by written notice from Hyaton to REL delivered within sixty (60) days after the first anniversary of the Closing Date, in which event the exchange of RECO Shares for Hyaton Preference Shares shall occur sixty days after the date of such written notice;

(b) Hyaton has not provided the "Minimum Working Capital for the Technology Core of the Pilot Module" (as hereinafter defined) to RECO pursuant to a budget to be agreed upon between RECO and Hyaton after the Closing, then REL shall have the right to elect to exchange the RECO Shares for the Hyaton Preference Shares. This Condition Subsequent may be exercised by written notice from REL to Hyaton delivered within sixty (60) days after the first anniversary of the Closing Date, in which event the exchange of RECO Shares for Hyaton Preference Shares shall occur sixty days after the date of such written notice.

                 "Minimum Working Capital for the Technology Core of the Pilot Module" shall mean the sum of $150,000 for each 90-day period during the year following the Closing Date (ending on the first anniversary of the Closing
Date). Minimum Working Capital for the Technology Core of the Pilot Module for the first of these 90-day periods following the Closing Date shall be provided at Closing pursuant to Section 4.2(d) of this Agreement.

9.5 Termination. Notwithstanding anything contained in this Agreement to the contrary, this Agreement may be terminated and the Share Exchange abandoned:

(a) upon written notice at any time prior to the Closing Date by mutual consent of the Constituent Corporations; or

(b) if there exists a suit, action, or other proceeding commenced, pending or threatened, before any court or other governmental agency of the federal or state government, in which it is sought to restrain, prohibit or otherwise adversely affect the consummation of the Share Exchange contemplated hereby.

In exercising their rights under this Section 9.4, each of the Constituent Corporations may act by its Board of Directors, and such rights may be so exercised, notwithstanding the prior approval of this Agreement by the REL, in its capacity as the sole shareholder of RECO.

10   TAX  COMPLIANCE

10.1 Each  of  the  Constituent  Corporations  shall:

(a) keep its records and file in connection with its federal and state income tax returns all such information as may be required by Treas. Reg. Section 1.368-3;

(b) for federal and state income tax purposes report the share exchange as qualifying as a reorganization under Section 368(a)(1)(B) of the Code;

(c) refrain from taking any position in connection with its federal or any state income tax liability that would be inconsistent with such qualification; and

(d) comply with all the requirements of Section 368(a)(1)(B) applicable to such corporation.

11   INDEMNIFICATION

11.1 Indemnification by REL. REL will indemnify Hyaton and hold Hyaton harmless from any liabilities relating to the RECO Shares and RECO accruing up to and including the day before the Closing Date and in particular, will ensure that RECO has paid all wages, holiday pay, income tax, Pension Plan, Unemployment Insurance and other compensation payable to or related to the employees.

11.2 Indemnification by Hyaton. Hyaton will indemnify REL and hold REL harmless from any liabilities relating to the Exchange Shares accruing up to and including the day before the Closing Date.

12   MISCELLANEOUS

12.1 Survival. The provisions of Sections 7.1(a), 7.1(c) through 7.1(e), 8, 9.4 and 11 shall survive the Closing or earlier termination of this Agreement.

12.2 Share Exchange. This Agreement supersedes all prior agreements, written and oral, concerning the matters contained herein.

12.3 Successors. This Agreement shall be binding upon and inure to the benefit of the heirs and successors of each of the parties. None of the party may assign this Agreement without the prior written consent of the other party.

12.4 Construction. This Agreement shall be construed and enforced in accordance with the laws of the State of Nevada. Each of Hyaton, REL and RECO acknowledge that it was represented by competent legal counsel or advised to seek legal counsel in the review of the terms and conditions set forth in this Agreement and the other documents relating to this transaction, including, but not limited to, the documents attached as Schedules to this Agreement, and, therefore, neither this Agreement nor any of the other documents shall be construed against any party as the drafter.

12.5 Counterparts. This Agreement may be executed in multiple counterparts, including facsimile counterparts, that when taken together shall constitute a single instrument; provided that original signed counterpart copies are delivered to each party.

12.6 Public Announcements. No party hereto shall make any public announcement or disclosure of the terms or conditions of this Agreement without the prior written consent of the other parties, except that any parties' approval shall not be required as to any statements or other information which may be required to make pursuant to any rule or regulation of the any competent securities commissions or otherwise required by law.

12.7 Headings. The headings of the Sections and paragraphs of this Agreement have been inserted for convenience of reference only and shall in no way restrict or otherwise modify any or the terms or provisions of this Agreement.

12.8 Severability. Any provision of this Agreement which is found to be contrary to Nevada law or otherwise unenforceable shall not affect the remaining terms of this Agreement, which shall be construed in such event as if the unenforceable provision were absent from this Agreement.

12.9 Notices. All notices, requests and other communications from any of the parties hereto to the other shall be in writing and shall be considered to have been duly given or served when (i) personally delivered, (ii) when received if delivered by confirmed facsimile transmission, air courier or other comparable delivery service, or (iii) on the third day after deposit in the United States mail, certified or registered, return receipt requested, postage prepaid, addressed to the party at their address set forth below, or to such other address as such party may hereafter designate by written notice:

if  to  Hyaton:

Hyaton  Organics  Inc.
414  Viewcrest  Road
Kelowna,  British  Columbia
Canada  V1W  4J8


with  a  copy  to:

Clark,  Wilson
885  West  Georgia  Street
Suite  800
Vancouver,  BC  V6C  3H1
Attn:  Virgil  Z.  Hlus
Facsimile:  (604)  891-7707

if  to  REL:

Renewable  Energy  Limited
112C  Longview  Drive
Los  Alamos,  New  Mexico  87544
Attn:  Dr.  Reed  Jensen,  President
Facsimile:  (505)  672-0209

if  to  RECO:

Renewable  Energy  Corp.
112C  Longview  Drive
Los  Alamos,  New  Mexico  87544
Attn:  Dr.  Reed  Jensen,  President
Facsimile:  (505)  672-0209

12.10 Attorneys' Fees. In the event of any dispute hereunder between the parties hereto, the party prevailing in any litigation instituted hereunder shall be entitled to recover from the other its costs and expenses thereof including, specifically, its reasonable attorneys' fees.

12.11 Jurisdiction and Venue. Any litigation instituted hereunder shall be venue in the appropriate state or federal courts in Las Vegas, Nevada, as to which jurisdiction Hyaton, REL and RECO hereby consent.

The parties have executed this Agreement as of the day and year first above written.

HYATON  ORGANICS,  INC

By:     /s/  Andrew  Schwab
Its:     President

Address:     414  Viewcrest  Road,  Kelowna,  BC  V1W  4J8

RENEWABLE  ENERGY  LIMITED

By:     /s/  Reed  Jensen
Its:     President

Address:     Los  Alamos,  NM

RENEWABLE  ENERGY  CORP.

By:     /s/  Reed  Jensen
Its:     President

SCHEDULES  TO  SHARE  EXCHANGE  AGREEMENT
Schedule  A:          Designation  of  Series  A  Convertible  Preference Shares
Schedule  B:          Detailed  List  of  Material  Assets
Schedule  C:          Detailed  List  of  Contracts
Schedule  D:          List  of  RECO  Employees
Schedule  E:          Reed  Jensen  Employment  Contract
Schedule  F:          90  Day  Budget
Schedule  G:          Articles  of  Share  Exchange