Form 10QSB
period 2002-03-31
SOLAR ENERGY LTD
filed 2002-05-10
CIK 1058322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

                        Commission File Number:  0-30060

                              SOLAR ENERGY LIMITED
        (Exact name of small business issuer as specified in its charter)

Delaware                                                              76-0418364
(Jurisdiction  of  Incorporation)                (I.R.S. Employer Identification
No.)

112  C  Longview  Drive,  Los  Alamos,  New  Mexico                        87544
(Address  of  principal  executive  offices)                          (Zip Code)

Registrant's  telephone  number,  including  area  code:         (505)  672-2000

As of May 6, 2002, there were 3,647,208 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format  (check one):  yes (  )     no (X)

                         PART I:  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS.

The financial statements, for the three months ended March 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.




                 THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

                               SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                        March 31     December 31,
ASSETS                                                    2002           2001
----------------------------------------------------------------------------------
         (Unaudited)
 Current Assets
   Cash and Cash Equivalents . . . . . . . . . . . .  $    19,471   $      23,741
   Accounts Receivable . . . . . . . . . . . . . . .       11,994
   Other Current Assets. . . . . . . . . . . . . . .          790             400
                                                      ------------  --------------
     Total Current Assets. . . . . . . . . . . . . .       20,261          36,135

 Property and Equipment, Net . . . . . . . . . . . .        7,503           9,234

 Other Assets
   Patent Costs. . . . . . . . . . . . . . . . . . .       34,132          34,005
   Goodwill. . . . . . . . . . . . . . . . . . . . .       12,778          16,948
   Deposits. . . . . . . . . . . . . . . . . . . . .        4,837           4,837
                                                      ------------  --------------
     Total Other Assets. . . . . . . . . . . . . . .       51,747          55,790

   Total Assets. . . . . . . . . . . . . . . . . . .  $    79,511   $     101,159
                                                      ============  ==============

 LIABILITIES AND STOCKHOLDERS EQUITY

 Current Liabilities
   Accounts Payable. . . . . . . . . . . . . . . . .  $    86,567   $      90,940
   Accrued Liabilities . . . . . . . . . . . . . . .       77,146          70,537
   Notes Payable - Related Party . . . . . . . . . .      556,135         510,893
                                                      ------------  --------------
     Total Current Liabilities . . . . . . . . . . .      719,848         672,370


 Minority Interest . . . . . . . . . . . . . . . . .      107,150         107,150

 Stockholders' Equity
   Common Stock, authorized 50,000,000 shares
   of $.0001 par value, issued and outstanding
   3,647,208 shares. . . . . . . . . . . . . . . . .          365             365
   Additional Paid in Capital. . . . . . . . . . . .    2,573,621       2,573,621
   Deficit Accumulated During the Development Stage.   (3,324,473)     (3,252,347)
                                                      ------------  --------------
     Total Stockholders Equity . . . . . . . . . . .     (750,487)       (678,361)

   Total Liabilities and Stockholders Equity . . . .  $    76,511   $     101,159
                                                      ============  ==============

      The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ending
                                          March 31,
                                      2002         2001
------------------------------------------------------------

 NET SALES. . . . . . . . . . . .  $        -   $        -
 COST OF SALES
   GROSS PROFIT . . . . . . . . .           -            -
 OPERATING EXPENSES
   General and Administrative . .      38,475      101,717
   Research and Development . . .      30,656            -
                                   -----------  -----------
     Total Operating Expenses . .      69,131      101,717
                                   -----------  -----------
       Operating Loss . . . . . .     (69,131)    (101,717)
 OTHER INCOME (EXPENSE)
   Minority Interest. . . . . . .       6,595
   Interest Income. . . . . . . .           6          106
                                   -----------  -----------
     Total Other Income (Expense)           6        6,701

 NET INCOME (LOSS). . . . . . . .  $  (69,125)  $  (95,016)
                                   ===========  ===========

 NET INCOME (LOSS) PER SHARE. . .  $    (0.02)  $    (0.07)
                                   ===========  ===========

 WEIGHTED AVERAGE COMMON SHARES .   3,647,208    1,315,391
                                   ===========  ===========

      The accompanying notes are an integral part of these financial statements.

                               SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                          Three Months Ending
                                                               March 31,
                                                            2002        2001
--------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss) . . . . . . . . . . . . . . . . . .  $(69,124)  $ (95,016)
   Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operations:
       Depreciation and Amortization . . . . . . . . . .     6,969       6,170
       Minority Interest . . . . . . . . . . . . . . . .    (6,595)
     Change in Assets and Liabilities
        Increase (Decrease) in:
         Accounts Payable. . . . . . . . . . . . . . . .    (4,376)     14,794
         Accrued Expenses. . . . . . . . . . . . . . . .     6,609     (26,487)
       (Increase) Decrease in:
         Employee Advances . . . . . . . . . . . . . . .    11,994           -
         Prepaid Expenses. . . . . . . . . . . . . . . .      (390)          -
                                                          ---------  ----------
   Net Cash Provided (Used) by Operating Activities. . .   (48,318)   (107,134)

   Cash Flows From Investing Activities
     Purchase of Property and Equipment. . . . . . . . .       732           -
     Cash Paid for Patent Costs. . . . . . . . . . . . .    (1,927)       (125)
                                                          ---------  ----------
       Net Cash Provided (Used) by Investing Activities.    (1,195)       (125)

   Cash Flows from Financing Activities
     Proceeds from Debt Financing. . . . . . . . . . . .    45,243     126,016
                                                          ---------  ----------
       Net Cash Provided (Used) by Financing Activities.    45,243     126,016

   Net Increase (Decrease) in Cash and Cash Equivalents.    (4,270)     18,757

   Cash and Cash Equivalents - Beginning . . . . . . . .    23,741      38,331

   Cash and Cash Equivalents - Ending. . . . . . . . . .  $ 19,471   $  57,088
                                                          =========  ==========
   Cash Paid For:
     Interest. . . . . . . . . . . . . . . . . . . . . .  $      -   $       -
     Income Taxes. . . . . . . . . . . . . . . . . . . .  $      -   $       -

      The accompanying notes are an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE  1  -  BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidate financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

(A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our Plan of Operation is unchanged from the Form 10-KSB for the year ended December 31, 2001 that was filed in the first quarter of 2002. In that Form 10-KSB we explained that we have been primarily focused on three projects, two of which have been transferred to Sun Power Corporation in exchange for future consideration. This remains unchanged as of the date of the filing of this report.

The project that remains within the domain of Solar Energy Limited is called MECH which is a patent pending concept for an engine (or compressor) that functions with rolling friction rather than sliding friction, thus operating at a much greater efficiency than conventional motors. This project has been advanced somewhat over the last year because of Phase I grant funding that was received from the US Department of Agriculture for purposes of performing research work on a solar irrigation pump using the MECH engine. This grant was for a total amount of approximately $70,000. We have made application for Phase II grant funds that would be for approximately $200,000. We will be notified sometime during the summer of 2002 whether or not we will be awarded the grant. There is no assurance that the Phase II grant funds will be awarded to Solar Energy Limited.


    (1) CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have depended on and continue to depend on support from our principal shareholders to cover cash shortfalls. There is no binding agreement by which these or any shareholders, lenders or new investors are committed to continue funding our research and development. While our shareholders have indicated no lack of continuing support, if our required funding is not provided, we may not be able to continue as a going concern. We are seeking substantial funds in order to meet our budgetary requirements for the furtherance of our projects over the next 12 months. If our requirements are not met in full, it may slow down our research and development and reduce our expectations as to how soon we might achieve profitability.

    (2) SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT. Please refer to the information provided in our Form 10-KSB filed for the year ending December 31, 2001 and to the comments that briefly update that information.

    (3)  EXPECTED  PURCHASE  OR  SALE  OF PLANT AND SIGNIFICANT EQUIPMENT.  None

    (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are a research and development company with no revenues and no immediate source or expectation of revenue generation. We have had no revenues since inception. Expenses for the three months ending March 31, 2002 were less than the same period in the prior year only because we lacked funds to further our projects in the current year.

                           PART II:  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  SUBSEQUENT  EVENTS.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  May  7,  2002


                              SOLAR ENERGY LIMITED




/s/Melvin  L.  Prueitt
   Dr.  Melvin  L.  Prueitt
   Chairman/Director