Form 10QSB/A
period 2002-03-31
SOLAR ENERGY LTD
filed 2002-05-14
CIK 1058322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

This amendment is being made to adjust an error made in the conversion to Edgar format. The error was made on the balance sheet, and the correct balance sheet is filed herewith.

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

                               SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                        March 31     December 31,
ASSETS                                                    2002           2001
----------------------------------------------------------------------------------
         (Unaudited)
 Current Assets
   Cash and Cash Equivalents . . . . . . . . . . . .  $    19,471   $      23,741
   Accounts Receivable . . . . . . . . . . . . . . .                       11,994
   Other Current Assets. . . . . . . . . . . . . . .          790             400
                                                      ------------  --------------
     Total Current Assets. . . . . . . . . . . . . .       20,261          36,135

 Property and Equipment, Net . . . . . . . . . . . .        7,503           9,234

 Other Assets
   Patent Costs. . . . . . . . . . . . . . . . . . .       34,132          34,005
   Goodwill. . . . . . . . . . . . . . . . . . . . .       12,778          16,948
   Deposits. . . . . . . . . . . . . . . . . . . . .        4,837           4,837
                                                      ------------  --------------
     Total Other Assets. . . . . . . . . . . . . . .       51,747          55,790

   Total Assets. . . . . . . . . . . . . . . . . . .  $    79,511   $     101,159
                                                      ============  ==============

 LIABILITIES AND STOCKHOLDERS EQUITY

 Current Liabilities
   Accounts Payable. . . . . . . . . . . . . . . . .  $    86,567   $      90,940
   Accrued Liabilities . . . . . . . . . . . . . . .       77,146          70,537
   Notes Payable - Related Party . . . . . . . . . .      556,135         510,893
                                                      ------------  --------------
     Total Current Liabilities . . . . . . . . . . .      719,848         672,370


 Minority Interest . . . . . . . . . . . . . . . . .      107,150         107,150

 Stockholders' Equity
   Common Stock, authorized 50,000,000 shares
   of $.0001 par value, issued and outstanding
   3,647,208 shares. . . . . . . . . . . . . . . . .          365             365
   Additional Paid in Capital. . . . . . . . . . . .    2,573,621       2,573,621
   Deficit Accumulated During the Development Stage.   (3,321,473)     (3,252,347)
                                                      ------------  --------------
     Total Stockholders Equity . . . . . . . . . . .     (750,487)       (678,361)

   Total Liabilities and Stockholders Equity . . . .  $    76,511   $     101,159
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