Form 10KSB
period 2002-12-31
SOLAR ENERGY LTD
filed 2003-04-15
CIK 1058322

2

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-30060

                      FOR THE YEAR ENDED DECEMBER 31, 2002


                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)


Delaware                                                              74-2837828
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

As of December 31, 2002, the aggregate market value of shares held by non-affiliates (2,394,373) was approximately $287,325 based upon the closing price of $0.12 per share at December 31, 2002. The number of shares outstanding of the Registrant's Common Stock was 3,703,321.

                               Table  of  Contents:

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Business  Development                                               5
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
      (d)  Sales  of  Unregistered  Common  Stock  year  2000                  9
      (e)  Description  of  Securities                                         9

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation       10
      (a)  Plan  of  Operation:  Next  Twelve  Months                         11
      (b)  Cash Requirements and Our Need for additional funds, twelve months 13
      (c)  Discussion  and  Analysis  of  Results  of  Operations             13
      (d)  Discussion  and  Analysis  of  Financial  Condition                14
      (e)  Future  Prospects                                                  16

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

          None of the transactions above, individually or together, resulted in a change of control of Solar Energy Limited, directly or indirectly. The HAT founders shareholders aggregated own 2.0% of our issued and outstanding common stock. However, as part of the transaction with HAT, the original founders were assured they would be issued additional shares in Solar Energy as other new shares are issued. In this way, the founding shareholders ownership in Solar Energy Limited would not be diluted below an agreed upon minimum threshold. In summary, the Company is committed to issue additional shares as necessary to the HAT founding shareholders such that this group will always own a minimum of 11.76% of the Company. Accordingly, as of the date of filing of this Form 10-K, 406,700 shares are currently due the founding HAT shareholders. An agreement as to when or if these shares will be issued has not been reached.

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

      (4) MORE RECENT ACQUISITION OR DISPOSITION ACTIVITY. Two significant dispositions of property occurred during the fiscal year ending December 31, 2001. These transactions are described below under (I) and (II). However, on December 31, 2002, the ownership of these two companies were returned to Solar Energy Limited. This is described in Item (III).

           (I) SUNSPRING. On November 26, 2001, we closed on a transaction whereby 100% of the stock in our wholly owned subsidiary, Sunspring Inc., was transferred to Sun Power Corporation, a Nevada Corporation with executive offices in British Columbia, Canada. As consideration, we received 2,000,000 shares of Sun Power common stock and 8,000,000 shares of convertible Series A preferred stock of Sun Power. The preferred shares had certain voting rights, carried interest at 6% simple interest per annum, and were to have been convertible to Sun Power common shares at our option after 12 months from the closing.

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

     (II) RENEWABLE ENERGY CORPORATION ("RECO"). Also on November 26, 2001, we closed on another transaction with Sun Power Corporation. In this case, 100% of the stock in RECO, which was 100% owned by Renewable Energy Limited ("REEL"), was transferred to Sun Power Corporation. (The Registrant continues to own 63% of REEL.) As consideration, REEL also received 2,000,000 shares of Sun Power common stock and 8,000,000 shares of Convertible Series B Preferred Stock of Sun Power. These preferred shares had similar voting rights, interest rate and payment terms, and conversion features as described above for the Sunspring transaction.

     The primary asset of RECO is a project called SOLAREC (Solar Reduction of Carbon Dioxide.) This project involves the task of recycling carbon dioxide
(CO2)into fuel using focused ultraviolet and visible light from the sun. One of the goals of the project is to produce automotive fuels using only solar energy and carbon dioxide from the atmosphere, with commercial electricity as a by-product. In addition, RECO has developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal.

     (III) In both the transaction involving Sunspring and RECO, Sun Power Corporation took on the responsibility to give best efforts in providing initial working capital and product development capital for use in the development of Sunspring's and RECO's technologies. If, at the end of 12 months, the technology for either Sunspring or RECO was proven to be incapable of commercialization, or if Sun Power did not adequately provide funding for the commercialization of these two projects, then Sun Power had the right or the obligation to return the ownership of the company in question and cancel the applicable preferred shares issued.

     Sun Power was not able to provide the amount of funding necessary to adequately create a program of commercialization for either Sunspring or RECO.

Consequently, on December 30, 2002, Solar Energy Limited returned 8,000,000 shares of Series A Preferred Stock and 8,000,000 shares of Series B Preferred stock to Sun Power. And, in accordance with the above agreements, Solar Energy has retained a total of 4,000,000 shares of Sun Power common stock. (These shares are reflected at no value on the books of the company.)

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

     Now that the two technologies previously transferred to Sun Power Corporation have been returned, we are re-evaluating how to proceed in the future. At this point in time we are not certain as to where the primary focus will be directed. However, following is a brief description of the various projects.

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

Our third project is called MECH (Motor, Expander, Compressor, and Hydraulics). This patent- pending concept is for an engine (or compressor) that, at one-third the size and weight of a conventional internal combustion engine, can produce the same power with a third greater efficiency.

In the past, we have reported progress in development of other projects which are presently deferred pending the commercialization of these three, most promising in the opinion of management. There is no doubt that the basic technologies developed in our now-deferred projects have been productive in the development of the three projects now commanding our prominent focus.

(1) RENEWABLE ENERGY LIMITED. ( REEL )(our majority-owned subsidiary) is now the successor to RECO founded by Dr. Reed Jensen. Dr. Jensen has developed 5 certain intellectual property rights for a process called Direct Solar Reduction of CO2 to Fuel and Feedstock, which rights and patented process (U.S. Patent number 6066187) the Company intends to develop into a commercially viable system. This process utilizes solar energy to directly reduce CO2 that would have been released into the atmosphere while producing chemical feedstock, fuel (methane, diesel, etc.) and green or environmentally friendly electricity and oxygen as by-products. We regard the acquisition of RECO as a long-term investment in the growing world market for renewable energy sources and the reduction of pollution, especially greenhouse gases. Unlike HAT, REEL/RECO is considered an operating subsidiary. Each of the following projects has been developed by Dr. Jensen, with REEL/RECO.

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


(3) SOME HISTORICAL INFORMATION. Hydro-Air Technologies, Inc. (our first acquisition) was a development stage company, founded by Dr. Melvin L. Prueitt, David Jones, Stanley Prueitt and Leslie Speir, which company had developed certain intellectual property rights with which they intended to generate commercially viable electrical power using the energy generated by the heat of evaporation of water. The intellectual property rights are called Hydro-Air Renewable Power System ( HARPS ) which includes two U.S. Patents, one granted on September 3, 1996 (number 5,551,238) and a second granted on July 28, 1998 (number 5,784,886), as well as Air Conditioner Energy System ( ACES") which includes a U.S. Patent (and International filings) granted December 28, 1999 (number 6006538). We regarded and currently regard this acquisition of HAT as an investment by us in future growth of demand for both HARPS and ACES. Our original plan was to aggressively develop HARPS and ACES, but experience has caused us to re-think our priorities in two significant respects. Both the HARPS and ACES projects have proven difficult to develop to the stage of working prototypes. The technical problems are complex and expensive to solve and would require more capital and time than we can currently commit. The preliminary work and experiments done and the test results generated by our preliminary work on HARPS and ACES have suggested and proven applicable and useful to other derivative projects which appear to us more likely to become commercially viable. For this reason, Management no longer regards HAT as an operating subsidiary, but as a passive subsidiary. This internal change of structure has had no effect upon our relationship with Dr. Prueitt, who continues to participate with us in various continuing capacities, including as an Officer and Director of Solar Energy Limited. HAT remains a New Mexico Corporation 6 capable of being reactivated at such time as Management deems such reactivation useful.


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


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal offices are located at 112 C Longview Drive, Los Alamos, New Mexico, 87544. The facilities consist of a leased plant and building of about 3,400 square feet, including offices and laboratory facilities in which prototype development is on going. A rental agreement calls for monthly payments of $2,500. We pay for fire, flood and damage insurance of the premises and for premise liability to third persons, in addition to normal utilities. Our facilities are located minutes away from the prestigious Los Alamos National Laboratory. During the year 2002 rent and operating expenses were shared with Sun Power Corporation.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no Shareholder Meetings or matters submitted to shareholders during 2002.



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

     Based upon standard reporting sources (www.BigCharts.com), the following information is provided:

       PERIOD         HIGH  BID      LOW  BID
------------------------------------------------
     1st  1999         29.00          17.50
     2nd  1999         19.50           8.00
     3rd  1999         10.50           1.50
     4th  1999          7.50           2.50
     1st  2000         10.00           3.75
     2nd  2000          9.06           3.13
     3rd  2000          None           None
     4th  2000          None           None
     1st  2001          None           None
     2nd  2001           .36            .02
     3rd  2001          1.01            .05
     4th  2001           .80            .24
     1st  2002           .59            .47
     2nd  2002           .60            .32
     3rd  2002           .38            .15
     4th  2002           .30            .02


   The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

 (B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2002, was approximately 210, plus an additional 300 to 1,000 shareholders whose shares are held in the name of a depository.

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

(D) SALES OF UNREGISTERED COMMON STOCK YEAR 2002: There were a total of 56,113 shares of the company sold or issued in exchange for cash for services pursuant to Section 4(2) of the Securities Act of 1933, restricted securities as defined in Rule 144(a). These shares were issued for total consideration of $ 17,000 or $.30 per share.

 (E)  DESCRIPTION  OF  SECURITIES.

(1) CAPITAL AUTHORIZED AND ISSUED. We are authorized to issue 50,000,000 shares of a single class of Common Voting Stock, of par value $0.0001, of which 3,703,321 are issued and outstanding.


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


(4) UNRESTRICTED SHARES OF COMMON STOCK. There are 3,703,321 shares issued and outstanding, 1,308,948 shares are held by affiliates and 2,494,373 shares are owned by non-affiliates. We estimate that 1,661,260 may be or have become unrestricted securities, which could be sold in brokerage transaction in compliance with Rule 144.


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

     Total expenses were less during 2002 than during 2001 because funding was not available to develop new projects and because Sun Power Corporation provided funding for RECO and Sunspring during this period. Of the total loss for 2002, $119,122 of the expenses were administration related, and were incurred in such areas as legal and accounting. In addition, interest costs were incurred during 2002 in the amount of $36,197. Interest expense in prior years was always insignificant. Expenses during 2003 will be a function of the amount of funding that is available to further the projects. At the current time the funding that is available is being directed to the RECO projects.


Operations:  December  31  -  One  Year  Audited  From  Inception

                                      2002     2001       2000       Cumulative
--------------------------------------------------------------------------------
General  & Administrative           119,122     262,858    358,116     1,551,381
Research  & Development .            57,726     231,761    612,806     2,030,073
--------------------------------------------------------------------------------
   Total  Expenses                  176,848     494,619    970,922     3,581,454


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

(A) PLAN OF OPERATION: NEXT TWELVE MONTHS. Of the many projects we have undertaken in the past 5 1/2 years, we had selected three for our primary focus. Two of these three had been transferred to Sun Power Corporation as discussed above and elsewhere. However, these technologies have been returned to Solar Energy as of December 30, 2002.

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

     On November 26, 2001 we closed on a transaction whereby 100% of the stock in our wholly owned subsidiary, Sunspring Inc., was transferred to Sun Power Corporation, a Nevada Corporation with executive offices in British Columbia, Canada. As consideration, we received 2,000,000 shares of Sun Power common stock and 8,000,000 shares of convertible Series A preferred stock of Sun Power. This transaction was reversed as of December 31, 2002 and the 8,000,000 shares of Series A preferred have been returned to Sun Power. The 2,000,000 shares of common stock remain the property of the company.

     The primary assets of Sunspring include intellectual property rights and certain patents or patents-pending and exclusive global licenses to use patented concepts designed by Sunspring and Solar Energy. The assets also included existing proof-of-theory prototypes and equipment, parts, supplies located at our offices in Los Alamos. Sunspring's patent pending process, is called "H20 NOW", which is intended to minimize the cost of energy using solar collectors attached to a transducer to collect and store the solar energy used to power a reverse osmosis system.

     Also on November 26, 2001, we closed on another transaction with Sun Power Corporation. In this case, 100% of the stock in RECO, which was 100% owned by Renewable Energy Limited ("REEL"), was transferred to Sun Power Corporation. (The Registrant continues to own 67% of REEL.) As consideration, REEL has also received 2,000,000 shares of Sun Power common stock and 8,000,000 shares of Convertible Series B Preferred Stock of Sun Power. This transaction was also reversed as of December 31, 2002 and the 8,000,000 shares of Series A preferred have been returned to Sun Power. The 2,000,000 shares of common stock remain the property of REEL.

The primary asset of RECO is a project called SOLAREC (Solar Reduction of Carbon Dioxide.) This project involves the task of recycling carbon dioxide(CO2)into fuel using focused ultraviolet and visible light from the sun. One of the goals of the project is to produce automotive fuels using only solar energy and carbon dioxide from the atmosphere, with commercial electricity as a by-product. In addition, RECO has developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal.

     In both the transaction involving Sunspring and RECO, Sun Power Corporation took on the responsibility to give best efforts in providing initial working capital and product development capital for use in the development of

Sunspring's and RECO's technologies. At the end of 12 months, if the technology for either Sunspring or RECO was proven to be incapable of commercialization, Sun Power had the right to return the ownership of the company in question and cancel the applicable preference shares issued. On the other hand, in the event Sun Power failed to, directly or indirectly, fund an acceptable commercialization program for Sunspring and/or RECO, then we, Solar Energy Limited or Renewable Energy Corp., had the right to return the appropriate preference shares in return for repossession of the applicable company or technology. It was agreed between management of Solar Energy and the management of Sun Power, that the latter occurred, that is, Sun Power did not fund an acceptable commercialization program and the technologies were returned to the Solar Energy group.

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

(C) DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS. We are a development stage company. Our activities to date consist entirely of research and development. The table on the following page details the Profit and Loss statement for the year ending December 31, 2002.

Operations:  December  31                                                     From
                                              One  Year  Audited            Inception
                                        2002          2001         2000    Cumulative
----------------------------------------------------------------------------------------
Revenues                                      0             0            0             0

 Total  Revenues:                   $         0   $         0   $        0   $      0.00
                                    ----------------------------------------------------
General  &  Administrative              119,122       262,858      358,116     1,551,381
Research  &  Development                 57,726       231,761      612,806     2,030,073
                                    ----------------------------------------------------
   Total  Expenses                      176,848       494,619      970,922     3,581,454
                                    ----------------------------------------------------
      Net  Operating  Loss              176,848       494,619      970,922     3,581,454
                                    ----------------------------------------------------
Gain  on  sale  of  investments               0        64,573       17,200        81,773
Interest  Income  (Expense)             (36,197)          668        3,223       (18,786)
Loss  on  sale  of  assets                    0             0       (2,575)       (2,575)
Minority  Interest                            0        28,475       27,175        55,650
                                    ----------------------------------------------------
   Total  Other  Income                 (36,197)        93,716       45,023      116,062
                                    ----------------------------------------------------
         Net  Income  (Loss)           (213,045)     (400,903)    (925,899)   (3,465,392)
                                    ----------------------------------------------------
Net  Income  (Loss)  per  share            (.06)         (.21)        (.70)        (4.21)
                                    ====================================================
Weighted  Average  common shares.     3,670,588     1,944,694    1,315,391       823,775


      In 2001, research and development costs were reduced substantially mostly because funds were not available for additional research. Expenses were also less because of approximately $59,000 in USDA grant funds that were received in 2001 that were credited against expenses. In addition, the transfers of Sunspring and RECO on November 26, 2001 caused an overall reduction of expenses for the year. Expenses for these affiliates ceased for the Solar group after that date. Expenses in 2002 were less than prior years because the RECO and Sunspring projects were being funded by Sun Power. Overall, our General and Administrative expenses have been somewhat comparable but for some non-recurring expenses for legal and professional costs in 2000 in connection with our 1934 Act Registration.

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

 (D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION. We are a development stage company. Our activities to date consist entirely of research and development. Our balance sheet, derived from the audited financial statements for the year ending December 31, 2002 is as follows on the next page.

Balance  Sheet                         2002          2001           2000 December  31
-------------------------------------------------------------------------------------
Cash                                   30,516         23,741      $   38,331
Accounts  Receivable                        0         11,994           1,384
Prepaid  Expenses                         595            400             206
                                    --------------------------------------------
Current  Assets                        31,111         36,135          39,921

Property  and  Equipment,  Net  .      22,084          9,234          35,610
                                    --------------------------------------------
Patent  Costs  (Note  6)               78,629         34,005          48,534
Goodwill  (Note  7)                    68,243         16,948          33,328
Deposits                                4,837          4,837           4,837
                                    --------------------------------------------
Total  Assets                         204,904        101,159         162,230
                                    ============================================
Accounts  Payable                      83,644         90,942         166,089
Accrued  Liabilities                  241,503         70,537          64,292
Notes  Payable  (Related  Party)      647,015        510,893         749,156
                                    --------------------------------------------
Total  Current  Liabilities           972,162        622,370         979,537
                                    --------------------------------------------
Minority  Interest  (REEL)            107,150        107,150         135,625
                                    --------------------------------------------
Common  Stock                             371            365             132
                                    --------------------------------------------
Paid-in  Capital                    2,590,615      2,573,621       1,798,380
Accumulated  Deficit               (3,465,393)    (3,252,347)     (2,851,444)
                                    --------------------------------------------
Total  Equity                        (928,532)      (678,361)     (1,052,932)
                                    --------------------------------------------
Total  Liabilities  and  Equity.      204,904        101,159         162,230
                                    ============================================

     Property  and  equipment  is  detailed  as  follows:

                                       2002            2001
-  ------------------------------------------------------------
Office  Equipment  &                $  44,359      $   21,907
Furniture
Tools                                   2,264           1,539
                                    --------------------------
     Total                             46,623          23,446
                                    --------------------------
Accumulated  Depreciation             (24,539)        (14,212)

Net  Property  and  Equipment          22,084           9,234
                                    --------------------------
Depreciation  Expense                   3,996           7,689
                                    ==========================

     PATENT COSTS (NOTE 6). We have incurred legal costs in connection with the Patent process, which we have rights to, and have therefore capitalized those costs and are amortizing them over a five year period. Amortization expenses attributable to patents were $7,200 (2002) and $13,430 (2001).

     GOODWILL (NOTE 7). We recorded Goodwill in connection with our first acquisition (HAT), due to the negative equity portion of HAT. A total of $83,346 was recorded upon acquisition and is being amortized over a five year period. The realization of this asset is contingent upon HAT's ability to generate revenues from the HARPS process. In December 2002, we recorded Goodwill in connection with the return of RECO and Sunspring from Sun Power Corporation. A total of $54,125 was recorded from this event and will also be amortized over a 5 year period.

We initially recorded Goodwill in connection with the acquisition of RECO due to the negative equity position of RECO, however, pursuant to FIN 4, we expensed the excess consideration as in-process Research & Development costs because the intellectual property and process is still being developed. A total of $439,900 was expensed in connection with this acquisition.

     NOTES PAYABLE (RELATED PARTY) (NOTE 8). Baycove Investments, Ltd., a shareholder, has loaned us total amounts in excess of $1,000,000 since 1998 of which $406,956 was converted to common stock in 2001. The remaining balance at December 31, 2002 is $647,015. These loans accrue interest at 6% per annum.

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

     SUMMARY. We do not expect to achieve profitability in the next twelve months. We are attempting to make progress in developing and proving our technologies. We continue to be dependent on the support of our shareholders for funding. There is no assurance that funding will not run out. There is no assurance that we will succeed in our various efforts. While no guarantee can be given as to when or whether we will achieve significant revenues and profitability, a reasonable estimate is believed to be within two to three years from the date of this Report.

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

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2002 be included and filed with the Securities and Exchange Commission.

 (B) FINANCIAL STATEMENTS. Audited Financial Statements for the years ended December 31, 2002, 2001, 2000 and from inception are provided as Exhibit FK-01 attached hereto and incorporated by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been substantially reproduced in Item 6 preceding and discussed therein.


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

     David Jones, age 58, brings to the Company 18 years of business experience resulting from starting and developing Jomar Systems, Inc., which specialized in the design and manufacture of nuclear assay equipment, and 32 years of systems development experience involving electronic circuit design, mechanical apparatus design, application software and firmware design, manufacturing and integration. In addition to publishing several articles on nuclear instrumentation and methods, Mr. Jones holds a patent for "Method & Apparatus for Controlling
Multiple  Motors".  In  1992,  David  Jones  was  awarded  the  "Excellence  in
Enterprise" award by the Los Alamos Economic Development Corporation, the Los Alamos National Bank and the Los Alamos National Laboratory. From 1996 and currently, he has been contracted to the Los Alamos National Laboratory to provide project planning and procedure writing in support of the Technical Safety Requirements (TSR) implementation at the Plutonium and CMR facilities. Duties included establishing and maintaining a work breakdown structure and resource loaded schedule for all TSR implementation work and the writing of surveillance procedures at both facilities.


     Norman Wareham, age 48, is our Secretary-Treasurer and Chief Financial Officer, and has served since 1997. He has a comprehensive background in implementing information systems for public and private companies, with particular expertise in financial management and tax planning. He is also president of Wareham Management Ltd., a private company engaged in management consulting for public and private companies. From 1995 to 1996 he was an accountant with the Certified General Accounting firm (Canada) of Wanzel, Sigmund, & Overes. From 1993 to 1995 he served as President and CEO of Transatlantic Financial Corp., a private investment banking company. He was president of Global Financial Corporation in the British West Indies, and has been a public accountant for 25 years, owning two accounting firms. Mr. Wareham is currently on the board of directors and is chief financial officer for several public companies, including the ZMAX Corporation, (since 1996) and Cybernet Internet Services International, Inc. He is currently a director of United States companies: Aquaplan, Inc., British Brasses Ltd., Viper Resources, Inc. and WattMonitor, Inc. He is a director of Canadian companies Anthian Resources Corporation and Oko Gold Corporation, since 1998 and 1997, respectively.

     Dr. Melvin L. Prueitt, age 69, is the Chairman of the Board of Directors of Solar Energy Limited, and President of our wholly-owned subsidiary, Hydro-Air Technologies, Inc. and one of our two principal scientists. Dr. Prueitt received his B.S. from the Brigham Young University, his M.S. from the University of Arizona and his Ph.D. from the University of New Mexico, all in physics. Following his graduation from the University of Arizona, Dr. Prueitt joined the Los Alamos National Laboratory where he remained until 1994. He retired from LANL in 1994. From 1997 to present he has served on the Board of Directors for Solar Energy Limited and Hydro Air Technologies, Inc. He has also been engaged, substantially full-time, in the affairs of our research and development projects. Dr. Prueitt, who holds 12 U.S. patents, was the first to determine the temperature of lighting strokes. A prolific research scientist and writer, he has written three books and has been published in over 30 publications. He is listed in Who's Who in the West, Who's Who in America Index, Men of Achievement, Dictionary of International Biography and Contemporary Authors.

     Dr. Reed Jensen, age 65, is one of our Directors and our other principal Scientist. Since January 1999, Dr Jensen has been the President and Chief Scientist of Renewable Energy Corporation (RECO). (RECO has been merged into Sun Power Corporation as previously discussed.) From 1998 to 1999, he had been engaged as a Program Manager for CO2 sequestration, at Los Alamos National Laboratory ("LANL"). From 1995 to 1998, Dr. Jensen was Deputy Director for Environmental Program Management, LANL. He was responsible for the establishment of environmental stewardship at Los Alamos. From 1993 to 1995, he was engaged in Research at LANL in Nuclear fuel cycle separations from molten salt media and high temperature gas kinetics. From 1986 to 1993, he was Deputy Associate Director with line management responsibility for over 1000 chemistry and materials people including chemistry and materials divisions, at LANL centers and program offices. From 1981 to 1986, he was Program manager and technical leader for Isotope LANL Separation and Laser Programs. From 1974 to 1981, he was Division Leader and Deputy responsible for quality of the technical work, and Role Division Leader LANL engaged primarily in technical leadership. From 1972 to 1974, he was Group Leader, LANL Technical director of activities for about 50 people, in developing giant pulse chemical lasers and inventing the nozzle expansion/laser dissociation method for uranium isotope separation. From1969 to 1972, he was a Staff Member, Geomagnetic field tracing with barium jets, chemical, LANL kinetics and chemical lasers. From 1967 to 1969, he was Assistant Professor of Chemical laser kinetics, environmental science and Chemistry, Brigham Young University. From 1966 to 1967, he was Staff Member, Weapons explosives initiation and kinetics of LANL explosions, and engaged in CO2 laser research. He was educated at the University of California at Berkeley, doing Postdoctoral Studies in Laser Chemical Kinetics (1965-1966 school year); and Brigham Young University, Provo, Utah, earning his Ph.D., 1965, in Physical Chemistry and his B.A., 1960, in Chemistry and Mathematics. He enjoys a reading knowledge of German and French, and is fluent in Spanish, by formal study and residence in Hispanic countries. His awards include NIH Postdoctoral Fellow (1965-1966), NDEA Graduate Fellow (1962-1965), Outstanding Thesis Award (1965), Army Commendation Medal (for technical work, 1962), U.S. Department of Energy Certificate of Appreciation (1989), American Academy of Environmental Engineers Excellence in Environmental, Engineering Superior Achievement Award (1998).

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

     Up until November 26, 2001, Dr. Prueitt had been compensated hourly, at $35 per hour. Approximately 2,000 hours of work that he contributed during 2001 was not paid by the company and is shown as an accrued liability of the Company.

     Dr. Reed Jensen was the only full-time employees of RECO. Dr. Jensen was salaried at $60,000 per year. Both Dr. Prueitt and Dr. Jensen were being compensated in their positions with Sun Power Corporation, but funding is not currently available for compensation now that these entities have been returned.



                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
David F. Jones          2002           0           0           0          0        0       0          0   |
President/CEO           2001           0           0           0          0        0       0          0   |
                        2000           0           0           0          0        0       0          0   |
                        1999           0           0           0          0        0       0          0   |
----------------------------------------------------------------------------------------------------------|

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


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents, as of the date of this Report, December 31, 2002, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, known to or discoverable by us, and the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock. More than one person, entity or group could be beneficially interested in the same securities, so that the totals of shares and of percentages may accordingly exceed one hundred percent. We have only one class of stock, issued and outstanding, namely Common Voting Equity Shares.

     In the table on the following page, the total beneficial ownership of shares is shown. "1 Shares" shows the actual number shares owned. "2 Shares" shows the total share ownership attributed to the shareholder pursuant to the Rules of Attribution.


                   Remainder of page intentionally left blank.

Name and Address of                        (1) Shares    %    (2) Shares     %
Beneficial Owner                             Actual           Attributed
--------------------------------------------------------------------------------
Dr.  Melvin L. Prueitt (1)                    6,724    0.18      74,072     2.00
161  Cascabel
Los  Alamos,  New  Mexico,
87544Chairman/Director
--------------------------------------------------------------------------------
Norman  Wareham                                 -0-    0.00
1177  West  Hastings
Vancouver  BC  2V6  E2K   Secretary-
Treasurer/Director
--------------------------------------------------------------------------------
David  M. Jones (1)                           3,362    0.09      74,072     2.00
131  San  Ildefonso
Los  Alamos,  New  Mexico,  87544  Director
--------------------------------------------------------------------------------
Dr.  Reed  Jensen.                            20,000     .55
121  La  Vista
Los  Alamos,  New  Mexico,  87544  Director
--------------------------------------------------------------------------------
 Officers  and Directors as a Group          30,086     .82      74,072     2.00
--------------------------------------------------------------------------------
Leslie  Speir (1)                             3,362    0.09      74,072     2.00
PO  Box  4172
Fairview  Station
Espanola,  NM  87533
--------------------------------------------------------------------------------
Stanley  Prueitt (1)                          3,362    0.09      74,072     2.00
2848  A.  Walnut  Street
Los  Alamos,  NM  87544
--------------------------------------------------------------------------------
Hydro-Air  Founders (1)                      37,262    1.02      74,072     2.00
1177  West  Hastings
Vancouver  BC  V6E  2K3
--------------------------------------------------------------------------------
BAYCOVE  INVESTMENTS  LIMITED                 634,876  17.40
15  HERBERT  STREET
DUBLIN  2  IRELAND
--------------------------------------------------------------------------------
THE  GREEN  JOURNAL  LTD                       600,000  16.45
1177  WEST  HASTINGS  STREET,  SUITE  1818
VANCOUVER  BC  V6E  2K3  CANADA
--------------------------------------------------------------------------------
Other  5%  Owners                          1,308,948   35.87   1,308,948   35.35
--------------------------------------------------------------------------------
Reference  Only:  Total Issued & Out       3,703,321  100.00   3,703,321  100.00
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

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                      None.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A) FINANCIAL STATEMENTS. Exhibit FK-01. Audited Financial Statements: Solar Energy Limited: Consolidated: December 31, 2002, 2001 and from inception.
 (B) FORM 8-K REPORTS. None filed as of December 31, 2002. On February 26, 2002, we did file an 8-K to report a "Disposition of Assets". We reported the completion of two formal share exchanges with Sun Power Corporation, a public company listed on the OTC Bulletin Board (SNPW.OB). Under the terms of the share exchange agreements, Sun Power had acquired 100% of the shares of two of our affiliate or wholly owned subsidiaries: Sunspring Inc. (Sunspring), a wholly owned subsidiary of Solar Energy Limited and Renewable Energy Corporation
(RECO), 100% owned by Renewable Energy Limited (REEL) and REEL is 63% owned by Solar Energy.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                              SOLAR ENERGY LIMITED

                         (formerly Salvage World, Inc. )
                      (originally Taurus Enterprises, Inc.)

Dated:          ,  2003


/s/David  Jones                /s/Melvin  Prueitt
   David  M.  Jones               Dr.  Melvin  L.  Prueitt
   Director                       Director


 /s/Norman  Wareham                /s/Reed  Jensen
    Norman  Wareham                   Dr.  Reed  Jensen
    Secretary/Treasurer/Director      Director

--------------------------------------------------------------------------------
                                  EXHIBIT FK-01

                          AUDITED FINANCIAL STATEMENTS:

                       SOLAR ENERGY LIMITED: CONSOLIDATED:

                             DECEMBER 31, 2002, 2001

                               AND FROM INCEPTION
                                         -
--------------------------------------------------------------------------------

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                        CONSOLIDATED  FINANCIAL  STATEMENTS
                           December  31,  2002  and  2001


                                 C  O  N  T  E  N  T  S


Auditor's  Report

Consolidated  Balance  Sheets

Consolidated  Statements  of  Operations

Consolidated  Statements  of  Stockholders'  Equity

Consolidated  Statements  of  Cash  Flows

Notes  to  the  Consolidated  Financial  Statements

                          INDEPENDENT  AUDITOR'S  REPORT



To the Board of Directors and Stockholders of Solar Energy Limited

We have audited the accompanying consolidated balance sheets of Solar Energy Limited (a Development Stage Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002, 2001, 2000 and from inception on January 5, 1994 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited (a Development Stage Company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002, 2001, 2000 and from inception on January 5, 1994 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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


/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
February  27,  2003

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                           Consolidated  Balance  Sheets
                                     ASSETS

                                                         December  31,
                                                   2002                2001
--------------------------------------------------------------------------------
Current  assets
   Cash                                $          30,516           $      23,741
   Accounts  Receivable                                -                  11,994
   Prepaid  Expenses                                 595                     400
                                       -----------------------------------------
Total  Current  Assets                            31,111                  36,135
                                       -----------------------------------------
Property  &  Equipment  (Note  5)                 22,084                   9,234
                                       -----------------------------------------
Other  Assets
   Patent  Costs  (Note  6)                       78,629                  34,005
   Goodwill  (Note  7)                            68,243                  16,948
   Deposits                                        4,837                   4,837

-----------------------------------------
Total  Other  Assets                             151,709                  55,790
86,699
                                       -----------------------------------------
      Total  Assets                    $         204,904            $    101,159
                                       =========================================

                      LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current  Liabilities
   Accounts  payable                              83,644                  90,940
   Accrued  liabilities                          241,503                  70,537
   Notes  payable-related  party  (Note  8)      647,015                 510,893
                                       -----------------------------------------
       Total  Current  Liabilities               972,162                 672,370

Long-Term  Liabilities

Minority  interest                               107,150                 107,150

Stockholders'  Equity
   Common  Stock,  authorized
      50,000,000  shares  of  $.0001  par  value,
      issued  and  outstanding  3,647,208  and
      1,315,391  shares  respectively                371                     365
   Additional  Paid  in  Capital               2,590,615               2,573,621
   Deficit  Accumulated  During  the
     Development  Stage                       (3,465,393)             (3,252,347)
------------------------------------------
       Total  Stockholders'  Equity             (874,407)               (678,361)
                                       -----------------------------------------
Total Liabilities and Stockholders' Equity   $   204,904     $           101,159
                                       =========================================


  The  accompanying  notes  are  an integral part of these financial statements.

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                      Consolidated  Statements  of  Operations

                                                                                   Cumulative
                                                  For  the  years                    Total
                                               ended  December  31,                  Since
                                        2002            2001          2000         Inception
------------------------------------------------------------------------------------------------
Revenues:                             $         0    $         0    $           0     $       0

Operating  Expenses:
   General  &  Administrative             119,122        262,858          358,116     1,551,381
   Research  &  Development                57,726        231,761          612,806     2,030,073
  Total  Operating  Expenses              176,848        494,619          970,922     3,581,454

Operating  Income  (Loss)                (176,848)      (494,619)        (970,922)   (3,581,454)

Other  Income  (Expenses)
   Minority  Interest                           -         28,475           27,175        55,650
   Gain(loss)  on  investments                  -         64,573           17,200        81,773
   Loss  on  sale  of  assets                   -              -           (2,575)       (2,575)
   Interest  Income  (Expense)            (36,197)           668            3,223       (18,786)

   Total  Other  Income  (Expenses)       (36,197)        93,716           45,023       116,062

Net  (Loss)                        $     (213,045)   $  (400,903)     $  (925,899) $ (3,465,392)

Net  Loss  Per  Share              $         (.06)   $      (.21)     $      (.70) $      (4.21)

Weighted  average  shares
outstanding                             3,670,588      1,944,694        1,315,391       823,775


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

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                 Consolidated  Statement  of  Stockholders'  Equity(Continued)


                                                                                                  Accumulated
                                                                                Additional        During  the
                                                    Common  Stock                 paid-in         Development
                                             Shares              Amount           capital             Stage
---------------------------------------------------------------------------------------------------------------
Net  loss  for  the  year
ended  December  31,  1999                              0                    0                  0        (957,086)

Balance,  December  31,  1999                   1,315,391                  132          1,798,380      (1,925,545)

Net  loss  for  the  year
ended  December  31,  2000                              0                    0                  0        (925,899)

Balance,  December  31,  2000                   1,315,391          $       132      $   1,798,380   $  (2,851,444)

7/01-Shares  issued  for  rounding
in connection with 10:1 exchange                   35,396                   4                  (4)              0

8/01-Shares  issued  for
cash  at  average  of  $.23  per  share           350,000                  35              81,215               0

10/01-Shares  issued  for
cash  at $.25 per share                            50,000                   5              12,495               0

10/01-Shares  issued  to  settle
debt  at  $.33  per  share                      1,507,739                 151             502,808               0

10/01-Shares  issued  for  services
at  $.33 per share                                113,682                  11              37,504               0

11/01-Shares  issued  for
cash  at  $.51  per  share                        275,000                  27             141,223                0

Net  loss  for  the  year
ended  December  31,  2001                              0                   0                   0         (400,903)

Balance,  December  31,  2001                   3,647,208         $       365       $   2,573,621   $   (3,252,347)

8/02-Shares  issued  for
services  at  $.30  per  share                     56,113                   6              16,994                0

Net  loss  for  the  year
ended  December  31,  2002                              0                   0                   0   $     (213,045)

Balance,  December  31,  2002                   3,703,321          $       371     $    2,590,615   $   (3,465,392)


  The  accompanying  notes  are  an integral part of these financial statements.

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                      Consolidated  Statement  of  Cash  Flows

                                                                                          January  5,
                                                                                       1994  (inception
                                                                                            of  the
                                                                                          development
                                                          For  the  years                 stage)  to
                                                        ended  December  31,             December  31,
                                              2002             2001            2000           2002
-----------------------------------------------------------------------------------------------------------
Cash  Flows  From  Operating
 Activities
     Net  loss                           $     (213,045)    $      (400,903)  $  (925,899)   $   (3,465,392)
     Adjustments  to  reconcile
       net  loss  to  net  cash
       provided  by  operations
       (net  of  acquisition):
         Amortization/Depreciation               14,025              46,741        33,602           148,833
         Bad  Debt                                    0                   0             0           225,000
         Stock  issued  for  services            17,000              37,515             0           234,515
         Stock  issue  for  R&D  expenses             0                   0             0           439,900
         Loss  on  sale  of  assets                   0                   0         2,575             2,575
         Gain  on  investments                        0             (64,573)      (17,200)          (81,773)
         Minority  interest                           0             (28,475)      (27,175)          (55,650)
         Increase/Decrease  in:
         Prepaid  expenses                         (195)               (194)         (206)             (595)
         Accounts  Receivable                    11,994             (10,610)       (1,384)               37
         Accounts  payable                      (22,298)             25,896       107,116           159,805
         Accrued  expenses                       77,184             (32,478)       48,109           108,998

Net  Cash  Flows  Used  In
 Operating  Activities                         (115,334)           (427,081)     (780,462)       (2,283,746)

Cash  Flows  From  Investment
 Activities:
Cash  acquired  from  sale  of  subsidiary            0                   0       180,000           180,000
Cash  acquired from subsidiary                        0                   0             0           247,689
     Cash  paid  to  subsidiary                       0            (107,568)            0          (107,568)
     Cash  paid  to  RECO  and  Sunspring        (2,076)                  0             0            (2,076)
     Cash  paid  for  patent  costs             (10,399)            (39,500)      (20,262)         (102,950)
     Cash  paid  for  property  &  equipment     (1,539)             (4,150)      (27,533)          (58,997)
     Cash  paid  for  deposits                        0                   0          (300)           (4,837)
     Cash  received  on  sale  asset                  0                   0         3,000             3,000
     Cash  paid  for  notes  receivable               0                   0             0          (275,000)

Net  Cash  Provided  by  Investing
 Activities                                     (14,013)           (151,218)      134,905          (118,663)

Cash  Flows  From  Financing
 Activities
     Issued  stock  for  cash                         0             235,000             0         1,431,013
     Cash  received  for  notes  payable        136,122             175,000       100,000           411,122
     Cash  received  on  advance
     by  shareholders                                 0             387,067       811,347         1,927,053
     Cash  paid  on  debt  financing                  0            (233,358)     (490,830)       (1,334,188)

Cash  Provided  by  Financing
   Activities                                   136,122             563,709       420,517         2,435,000


  The  accompanying  notes  are  an integral part of these financial statements.

                              SOLAR ENERGY LIMITED
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows
                                  (Continued)

                                                                                          January  5,
                                                                                       1994  (inception
                                                                                            of  the
                                                                                          development
                                                          For  the  years                 stage)  to
                                                        ended  December  31,             December  31,
                                              2002             2001            2000           2002
-----------------------------------------------------------------------------------------------------------

Net  increase  (decrease)  in  cash                6,775           (14,590)      (225,040)            30,516

Cash,  beginning  of  year                        23,741            38,331        263,371                  0

Cash,  end  of  year                      $       30,516   $        23,741   $     38,331    $        30,516



Supplemental  Cash  Flow  Information
   Cash  Paid  For:
     Interest                             $            0  $              0   $          0    $        17,195
     Taxes                                $            0  $              0   $          0    $             0


  The  accompanying  notes  are  an integral part of these financial statements.

                             SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                 Notes  to  The  Consolidated  Financial  Statements
                           December  31,  2002  and  2001

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

          On June 30, 2000, the Company sold 100% of its interest in RECO to Jade Electronic, Inc., who changed their name to Renewable Energy Limited
(REEL) for 63% of the outstanding stock of REEL and cash of $180,000. At the point of sale REEL had no assets and no liabilities, thus RECO became its only assets, liabilities and operations at June 30, 2000. Because the Company essentially sold 37% of its interest in RECO for cash of $180,000, the Company
recorded  minority    interest  of  $162,800  and  a  gain  of  $17,200.  This

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                 Notes  to  The  Consolidated  Financial  Statements
                           December  31,  2002  and  2001

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

     On December 30, 2002, the Company returned all of its stock in its 63% owned subsidiary, Renewable Energy Corporation (RECO), and gave back 8,000,000 shares of preferred stock of Sun Power Corporation. In addition, on December 30, 2002, the Company was returned all of its stock in its 100% owned subsidiary, Sunspring, Inc., and gave back 8,000,000 shares of preferred stock to Sun Power Corporation.

     The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

b.  Accounting  Method

     The Company recognizes income and expenses on the accrual basis of accounting.

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                 Notes  to  The  Consolidated  Financial  Statements
                           December  31,  2002  and  2001

NOTE  1  -  Summary  of  Significant  Accounting  Policies(Continued)

     c.  Earnings  (Loss)  Per  Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share is not presented because it is anti-dilutive.

                                          Income(loss)     Shares      Per-Share
                                           (Numerator)  (Denominator)   Amount
--------------------------------------------------------------------------------
For  the  year  ended  December  31,  2002
Basic  EPS
Income  (loss)  to  common  stockholders   $(213,045)       3,670,588     $(.06)

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

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $3,465,392 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at December 31, 2002 and 2001.
                                                   2002                  2001
                             --------------------------------------------------
     Deferred  tax  asset:
        NOL  carrryforward                $   1,178,000          $   1,105,797
     Valuation  allowance                    (1,178,000)            (1,105,797)
     Total                                $           0          $           0

f.  Use  of  estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure

                             SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                 Notes  to  The  Consolidated  Financial  Statements
                           December  31,  2002  and  2001

NOTE  1  -  Summary  of  Significant  Accounting  Policies(Continued)

f.  Use  of  estimates(continued)

of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     g.  Principles  of  Consolidation

     The December 31, 2002 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc., Sunspring Inc., and Renewable Energy Ltd. The December 31, 2001 financial statements include the the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc., Renewable Energy Ltd. All intercompany accounts and transactions have been eliminated in the consolidation.

NOTE  2  -  Going  Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to continue the development of its process. The Company intends to raise additional funds through public and private offerings as needed to support operations. The Company's ability to continue is contingent upon its ability to continue to raise funds needed for operations.

NOTE  3  -  Development  Stage  Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4  -  Stockholders'  Equity  Transactions

     In August 2002, the Company issued 56,113 shares of common stock for services at $ .30 per share.

     Pursuant to the plan or reorganization and merger agreement dated August 20, 1996, the Company merged Taurus Enterprises, Inc. (a public company) with Salvage World, Inc. (a private company). The shareholders of Taurus returned their stock and received stock in the new combined entity named Salvage World, Inc. The Company changed the par value of its common stock from $.0001 to $.001.

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                 Notes  to  The  Consolidated  Financial  Statements
                           December  31,  2002  and  2001

NOTE  4  -  Stockholders'  Equity  Transactions(Continued)


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

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                 Notes  to  The  Consolidated  Financial  Statements
                           December  31,  2002  and  2001

NOTE  5  -  Property  &  Equipment

     Property and equipment consists of the following at December 31, 2002 and 2001:
                                                    2002                 2001
                             ---------------------------------------------------
     Office  Equipment  &  Furniture         $     44,359         $     21,907
     Tools                                          2,264                1,539

---------------------------------------------------
                                                   46,623               23,446
     Accumulated  Depreciation                    (24,539)             (14,212)

     Net  Property  &  Equipment             $     22,084         $      9,234


     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 is $3,996, $7,689 and $6,455, respectively.

NOTE  6  -  Patent  Costs

     The Company has incurred legal costs in connection with the Patent process which the Company has rights to, and has therefore capitalized those costs and is amortizing them over a five year period. Amortization expense attributable to patents during 2002, 2001 and 2000 is $7,200, $13,430 and $10,467, respectively.

NOTE  7  -  Goodwill

     The Company recorded Goodwill in connection with the acquisition of Hydro, due to the negative equity position of Hydro. A total of $83,346 was recorded upon acquisition and was being amortized over a 5 year period, until the adoption by the company on January 1, 2002 of SFAS 142 (See Note 12). The Company will now be required to perform an impairment test on goodwill and other intangible assets annually. The realization of this asset is contingent upon Hydro's ability to generate revenues from the HARPS process. Then, in December 2002, the Company recorded Goodwill in connection with the return of RECO and Sunspring from Sun Power Corporation. A total of $54,125 was recorded from this event.

NOTE  8  -  Notes  Payable  -  Related  Party

       Baycove Investments, Ltd., a shareholder, loaned the Company $136,122 and
$387,067 during 2002 and 2001, respectively and was paid back $218,374 during 2001. The loans bear interest at 6% per annum beginning in 2002 and are due upon demand. In October of 2001, $406,956 of these loans were converted to common stock at $.33 per share. The balance of the loans at December 31, 2002 and 2001 is $647,015 and $510,893, respectively.

NOTE  9  -  Commitments

     The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                 Notes  to  The  Consolidated  Financial  Statements
                           December  31,  2002  and  2001

NOTE  9  -  Commitments  (Continued)

     The Company is committed to an operating lease for office space in Los Alamos, New Mexico that expires in August 2003. Future minimum lease payments are as follows at December 31, 2002.


                 2003           17,500
                -----------------------
                Total          $17,500
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

                                  2001
                                --------
Proforma  net  loss
           As  reported      $(400,903)
        Pro  forma           $(400,903)

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                 Notes  to  The  Consolidated  Financial  Statements
                           December  31,  2002  and  2001

NOTE  11  -  Stock  Options  (Continued)

Information with respect to the Company's stock options at December 31, 2002 is as follows:


                                                                 Weighted-
                                    Stock        Exercise           Avg.
                                   Options         Price          Exercise
------------------------------------------------------------------------------
Outstanding at January 1, 2002      500,000        $  .33          $   .33
Granted                                   -             -                -
Exercised                                 -             -                -
Forfeited                                 -             -                -
Outstanding at December 31, 2002    500,000           .33              .33


Note  12  -  Recently  Adopted  Accounting  Pronouncements

Impairment  of  Long-Lived  and  Intangible  Assets
---------------------------------------------------
The Company has adopted Statement of Financial Accounting Standard No. 144 (SFAS
144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 prescribes, among other things, an accounting model for long-lived assets to be disposed of including sales and discontinued operations. The resulting adoption of this standard did not have a material impact on the Company's financial statements.

Previously,  the  Company  followed  Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that impairment losses be recognized on such assets when indicators of impairment are discovered and estimated undiscounted future cash flows to be generated from those assets are less than their carrying value

Business  Combinations  and  Goodwill
-------------------------------------
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other

                              SOLAR  ENERGY  LIMITED
                          (a  Development  Stage  Company)
                 Notes  to  The  Consolidated  Financial  Statements
                           December  31,  2002  and  2001
Note  12  -  Recently  Adopted  Accounting  Pronouncements(Continued)

Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002). Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets. The Company has performed an internal impairment test of goodwill in early 2002 and believes there is currently no material effect on the Company's results of operations and financial position based on the test.