Form 10QSB
period 2003-03-31
SOLAR ENERGY LTD
filed 2003-05-28
CIK 1058322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

Commission File Number: 0-30060

SOLAR ENERGY LIMITED
(Exact name of small business issuer as specified in its charter)

Delaware	76-0418364

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

112 C Longview Drive, Los Alamos, New Mexico	87544

(Address of principal executive offices)	(Zip Code)
(505) 672-2000
Registrant’s telephone number, including area code

As of May 24, 2003, there were 3,703,321 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): yes ☐  no ☒

Page - 1

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the three months ended March 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

Page - 2

SOLAR ENERGY LIMITED
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$46,555	$30,516
Other Current Assets	595	595

Total Current Assets	47,150	31,111

Property and Equipment, Net	19,895	22,084

Other Assets
Patent Costs	73,829	78,629
Goodwill	68,243	68,243
Deposits	4,837	4,837

Total Other Assets	146,909	151,709

Total Assets	$213,954	$204,904

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	$83,534	$83,643
Accrued Liabilities	261,385	241,503
Notes Payable - Related Party	728,035	647,015

Total Current Liabilities	1,072,954	972,161

Minority Interest	88,821	107,150

Stockholders' Equity
Common Stock, authorized 50,000,000 shares
of $.0001 par value, issued and outstanding
3,703,321 shares	371	371
Additional Paid in Capital	2,590,615	2,590,615
Deficit Accumulated During the Development Stage	(3,538,807)	(3,465,393)

Total Stockholders Equity	(947,821)	(874,407)

Total Liabilities and Stockholders Equity	$213,954	$204,904

The accompanying notes are an integral part of these financial statements.

Page - 3

SOLAR ENERGY LIMITED
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending
	March 31,
	2003	2002

NET SALES	$-	$-
COST OF SALES

GROSS PROFIT	-	-
OPERATING EXPENSES
General and Administrative	36,935	38,475
Research and Development	44,261	30,656

Total Operating Expenses	81,196	69,131

Operating Loss	(81,196)	(69,131)
OTHER INCOME (EXPENSE)
Minority Interest	18,329	-
Interest Income (Expense)	(10,547)	6

Total Other Income (Expense)	7,782	6

NET INCOME (LOSS)	$(73,414)	$(69,125)

NET INCOME (LOSS) PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES	3,703,321	3,647,208

The accompanying notes are an integral part of these financial statements.

Page - 4

SOLAR ENERGY LIMITED
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ending
	March 31,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(73,414)	$(69,124)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation and Amortization	6,990	6,969
Minority Interest	(18,329)	-
Change in Assets and Liabilities
Increase (Decrease) in:
Accounts Payable	(109)	(4,376)
Accrued Expenses	19,881	6,609
(Increase) Decrease in:
Accounts Receivable	-	11,994
Prepaid Expenses	-	(390)

Net Cash Provided (Used) by Operating Activities	(64,981)	(48,318)

Cash Flows From Investing Activities
Purchase of Property and Equipment		732
Cash Paid for Patent Costs	-	(1,927)

Net Cash Provided (Used) by Investing Activities	-	(1,195)

Cash Flows from Financing Activities
Proceeds from Debt Financing	81,020	45,243

Net Cash Provided (Used) by Financing Activities	81,020	45,243

Net Increase (Decrease) in Cash and Cash Equivalents	16,039	(4,270)

Cash and Cash Equivalents - Beginning	30,516	23,741

Cash and Cash Equivalents - Ending	$46,555	$19,471

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 5

SOLAR ENERGY LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidate financial statements be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

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

  PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our Plan of Operation is unchanged from the Form 10-KSB for the year ended December 31, 2002 that was filed in the first quarter of 2003. In that Form 10-KSB we explained that we have been primarily focused on three projects, two of which had previously been transferred to Sun Power Corporation, an unrelated entity, in exchange for future consideration. However, as of December 31, 2002, these transactions were reversed due to lack of funding. All assets and technologies transferred were returned to Solar Energy as to that date due to lack of funding by Sun Power. From that date forward, the company has focused all of its efforts on furthering the Solarec project only, leaving other potential projects on hold.

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

(2) SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT. Please refer to the information provided in our Form 10-KSB filed for the year ending December 31, 2002 and to the comments that briefly update that information.

(3) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None

(4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None.

  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are a research and development company with no revenues and no immediate source or expectation of revenue generation. We have had no revenues since inception. Expenses for the three months ending March 31, 2003 were more than the same period in the prior year because we have, through shareholder loans, provided funds to further the development of the Solarec project. In the prior year this project was funded through Sun Power Corporation. At the current time, all funds being raised for the Solar Energy group are being directed to the development of Solarec, and other projects are on hold.

Page - 6

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

/s/Melvin L. Prueitt
Dr. Melvin L. Prueitt
Chairman/Director

Page - 7

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

 CERTIFICATION OF CHIEF OPERATING OFFICER

In connection with the Quarterly Report of Solar Energy Limited, a Delaware corporation (the "Company"), on Form 10-QSB for the period ending March  31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, David F. Jones, Chief Operating Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David F. Jones
David F. Jones
Chief Operating Officer
May 28, 2003

Page - 8

Officer Certification

Pursuant to Section 302

Page - 9

CERTIFICATIONS Pursuant to Section 302

I, David F. Jones , certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Solar Energy Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003
/s/David F. Jones
David F. Jones
President / Director

Page - 10