Form 10QSB
period 2003-06-30
SOLAR ENERGY LTD
filed 2003-08-19
CIK 1058322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

Commission File Number: 0-30060

SOLAR ENERGY LIMITED
(Exact name of small business issuer as specified in its charter)

Delaware	76-0418364

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

112 C Longview Drive, Los Alamos, New Mexico	87544

(Address of principal executive offices)	(Zip Code)
(505) 672-2000
Registrant’s telephone number, including area code

As of August 14, 2003, there were 3,703,321 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): yes ( )    no (X)

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the six months ended June 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

Page - 1

SOLAR ENERGY LIMITED
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2003	2002
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$50,126	$30,516
Other Current Assets	595	595

Total Current Assets	50,721	31,111

Property and Equipment, Net	14,032	22,084

Other Assets
Patent Costs	70,193	78,629
Goodwill	68,243	68,243
Deposits	4,837	4,837

Total Other Assets	143,273	151,709

Total Assets	$208,026	$204,904

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	$84,751	$83,643
Accrued Liabilities	266,215	241,503
Notes Payable - Related Party	788,961	647,015

Total Current Liabilities	1,139,927	972,161

Minority Interest	76,070	107,150

Stockholders' Equity
Common Stock, authorized 50,000,000 shares
of $.0001 par value, issued and outstanding
3,703,321 shares	371	371
Additional Paid in Capital	2,590,615	2,590,615
Deficit Accumulated During the Development Stage	(3,598,957)	(3,465,393)

Total Stockholders Equity	(1,007,971)	(874,407)

Total Liabilities and Stockholders Equity	$208,026	$204,904

The accompanying notes are an integral part of these financial statements.

Page - 2

SOLAR ENERGY LIMITED
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending		Six Months Ending		Three Months Ending
	June 30,		June 30,		March 31,
	2003	2002	2003	2002	2003	2002

NET SALES	$-	$-	$-	$-	$-	$-
COST OF SALES

GROSS PROFIT	-	-	-	-	-	-
OPERATING EXPENSES
General and Administrative	36,822	-	73,756	-	36,934	38,475
Research and Development	24,353	6,873	68,614	76,004	44,261	30,656

Total Operating Expenses	61,175	6,873	142,370	76,004	81,195	69,131

Operating Loss	(61,175)	(6,873)	(142,370)	(76,004)	(81,195)	(69,131)
OTHER INCOME (EXPENSE)
Minority Interest	12,752	-	31,080	-	18,328	-
Interest Income (Expense)	(11,727)	4	(22,274)	10	(10,547)	6

Total Other Income (Expense)	1,025	4	8,806	10	7,781	6

NET INCOME (LOSS)	$(60,150)	$(6,869)	$(133,564)	$(75,994)	$(73,414)	$(69,125)

NET INCOME (LOSS) PER SHARE	$(0.02)	$(0.00)	$(0.04)	$(0.02)	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES	3,703,321	3,647,208	3,703,321	3,647,208	3,703,321	3,647,208

The accompanying notes are an integral part of these financial statements.

Page - 3

SOLAR ENERGY LIMITED
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ending
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(133,564)	$(75,994)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation and Amortization	18,345	11,158
Minority Interest	(31,080)	-
Change in Assets and Liabilities
Increase (Decrease) in:
Accounts Payable	1,108	(4,611)
Accrued Expenses	24,712	1,018
(Increase) Decrease in:
Accounts Receivable	-	2,636
Prepaid Expenses	-	(780)

Net Cash Provided (Used) by Operating Activities	(120,479)	(66,573)

Cash Flows From Investing Activities
Additions to Fixed Assets	(443)	-
Cash Paid for Patent Costs	(1,414)	(940)

Net Cash Provided (Used) by Investing Activities	(1,857)	(940)

Cash Flows from Financing Activities
Proceeds from Debt Financing	141,946	57,742

Net Cash Provided (Used) by Financing Activities	141,946	57,742

Net Increase (Decrease) in Cash and Cash Equivalents	19,610	(9,771)

Cash and Cash Equivalents - Beginning	30,516	23,741

Cash and Cash Equivalents - Ending	$50,126	$13,970

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 4

SOLAR ENERGY LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidate financial statements be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

(3) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None

(4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None.

Page - 5

  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are a research and development company with no revenues and no immediate source or expectation of revenue generation. We have had no revenues since inception. Expenses for the six months ending June 30, 2003 were more than the same period in the prior year because we have, through shareholder loans, provided funds to further the development of the Solarec project. In the prior year this project was funded through Sun Power Corporation. At the current time, all funds being raised for the Solar Energy group are being directed to the development of Solarec, and other projects are on hold.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS. None

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. None

ITEM 5. OTHER INFORMATION. SUBSEQUENT EVENTS. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. None

Page - 6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2003 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: August 15, 2003

SOLAR ENERGY LIMITED

/s/Melvin L. Prueitt
Dr. Melvin L. Prueitt
Chairman/Director

Page - 7