Form 10QSB/A
period 2003-06-30
SOLAR ENERGY LTD
filed 2003-09-09
CIK 1058322

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

This filing is being made to correct the filing. The correction is the missing certifications of Exhibit 31 and Exhibit 32.

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

Dated: August 15, 2003

SOLAR ENERGY LIMITED

/s/Melvin L. Prueitt
Dr. Melvin L. Prueitt
Chairman/Director

Page - 7

Exhibit 31

CERTIFICATIONS Pursuant to Section 302

I, Dave Jones, certify that:

1. I have reviewed this quarterly report on Form 10 QSB for Solar Energy Limited;

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

Date: September 8, 2003

/s/Dave Jones
Dave Jones
President / Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF OPERATING OFFICER

In connection with the Quarterly Report of Solar Energy Limited a Delaware corporation (the "Company"), on Form 10QSB for the quarter ending June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, David Jones, Chief Operating Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Dave Jones
Dave Jones Chief Operating Officer
September 8, 2003

Page -11