Form 10QSB
period 2003-09-30
SOLAR ENERGY LTD
filed 2003-11-17
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 000-30060
SOLAR ENERGY LIMITED
(Exact name of small business issuer as specified in its charter)

Delaware	76-0418364
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
112 C Longview Drive, Los Alamos, New Mexico 87544
(Address of principal executive office) (Zip Code)
(505) 672-2000
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 16, 2003 was 6,871,275.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Solar Energy Limited, a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SOLAR ENERGY LIMITED

(A Development Stage Company)
CONSOLIDATED
BALANCE STATEMENTS

                                                                       September 30,        December 31,
                               ASSETS                                       2003                2002
                                                                  ------------------- ----------------
                                                                         (Unaudited)
Current Assets

          Cash and Cash Equivalents                               $  62,452                  $  30,516

          Other Current Assets                                          595                        595
                                                                  ------------------- ----------------
                       Total Current Assets
                                                                     63,047                     31,111

 Property and Equipment, Net                                         16,396                     22,084

 Other Assets

          Patent Costs                                               65,067                     78,629

          Goodwill                                                   68,243                     68,243

          Deposits                                                    4,837                      4,837
                                                                  ------------------- ----------------
                       Total Other Assets
                                                                    138,147                    151,709

                                                                  ------------------- ----------------

          Total Assets                                            $ 217,590                  $ 204,904
                                                                  =================== ================

                LIABILITIES AND STOCKHOLDERS EQUITY

 Current Liabilities

          Accounts Payable                                        $ 119,365                  $  83,643

          Accrued Liabilities                                       209,621                    241,503

          Deposit                                                    50,000                          -

          Notes Payable - Related Party                              25,000                    647,015
                                                                  ------------------- ----------------
                       Total Current Liabilities
                                                                    403,986                    972,161

 Minority Interest                                                   56,533                    107,150

 Stockholders' Equity
          Common Stock, authorized 50,000,000 shares
          of $.0001 par value, issued and outstanding
          6,521,275 shares and 3,703,321
         shares,                        respectively                    653                        371

          Additional Paid in Capital                              3,435,720                  2,590,615

          Deficit Accumulated During the Development  Stage      (3,679,302)               (3,465,393)
                                                                  ------------------- ----------------
                       Total Stockholders Equity
                                                                   (242,929)                 (874,407)

                                                                     ------------------- -------------

          Total Liabilities and Stockholders Equity               $ 217,590                  $ 204,904
                                                                  =================== ================
The accompanying notes are an integral part of these financial statements

SOLAR ENERGY LIMITED

(A Development Stage Company)
CONSOLIDATED
STATEMENTS OF OPERATIONS

(Unaudited)

                                                                          Three Months Ending                     Nine Months Ending
                                                                  September 30,                        September 30, 2003
                                                      -------------------------------------- ---------------------------------------
                                                             2003               2002                2003                2002
                                                      ------------------- ------------------ ------------------- -------------------
 NET SALES
                                                      $                   $                  $                         $
                                                               -                    -                      -                      -
 COST OF SALES
                                                      ------------------- ------------------ ------------------- -------------------
          GROSS PROFIT
                                                               -                    -                      -                      -
 OPERATING EXPENSES

          General and Administrative                      68,977                    -                142,733                      -

          Research and Development                        39,485               29,346                108,099                105,350
                                                      ------------------- ------------------ ------------------- -------------------
                Total Operating Expenses
                                                         108,462               29,346                250,832                105,350
                                                      ------------------- ------------------ ------------------- -------------------
                       Operating Loss
                                                        (108,462)             (29,346)              (250,832)             (105,350)
 OTHER INCOME (EXPENSE)

          Minority Interest                               19,537                    -                 50,617  -

          Interest Income (Expense)                        8,580                 (916)               (13,694)                 (906)
                                                      ------------------- ------------------ ------------------- -------------------
                Total Other Income (Expense)
                                                          28,117                 (916)                36,923                  (906)

                                                      ------------------- ------------------ ------------------- -------------------
 NET INCOME (LOSS)                                     $ (80,345)        $    (30,262)        $     (213,909)        $    (106,256)
                                                      =================== ================== =================== ===================

                                                      ------------------- ------------------ ------------------- -------------------

 NET INCOME (LOSS) PER SHARE                           $   (0.02)        $      (0.01)        $        (0.05)           $    (0.03)
                                                      =================== ================== =================== ===================

                                                      ------------------- ------------------ ------------------- -------------------

 WEIGHTED AVERAGE COMMON SHARES                        4,697,972            3,647,208              4,083,205              3,647,208
                                                      =================== ================== =================== ===================
The accompanying notes are an integral part of these financial statements

SOLAR ENERGY LIMITED

(A Development Stage Company)
CONSOLIDATED
STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                             Nine Months Ending
                                                                                               September 30,
                                                                                  ----------------------------------------
                                                                                         2003                2002
                                                                                  ------------------- --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income (Loss)                                                             $  (213,909)        $   (106,256)
          Adjustments to Reconcile Net Loss to Net Cash
                Provided by Operations:

                      Depreciation and Amortization                                           21,721               16,737

                      Minority Interest                                                     (50,617)                    -
                Change in Assets and Liabilities
                       Increase (Decrease) in:

                           Accounts Payable                                                   35,722              (8,287)

                           Accrued Expenses                                                  (8,856)                8,370
                      (Increase) Decrease in:

                           Accounts Receivable                                                     -              (6,774)

                           Prepaid Expenses                                                        -                (975)
                                                                                  ------------------- --------------------
          Net Cash Provided (Used) by Operating Activities
                                                                                           (215,939)             (97,185)
          Cash Flows From Investing Activities

                Additions to Fixed Assets                                                      (883)                    -

                Cash Paid for Patent Costs                                                   (1,588)                (940)
                                                                                  ------------------- --------------------
                      Net Cash Provided (Used) by Investing Activities
                                                                                             (2,471)                (940)
          Cash Flows from Financing Activities

                Deposit Received                                                              50,000                    -

                Proceeds from Debt Financing                                                 200,346              104,742
                                                                                  ------------------- --------------------
                      Net Cash Provided (Used) by Financing Activities
                                                                                             250,346              104,742

          Net Increase (Decrease) in Cash and Cash Equivalents                                31,936                6,617

          Cash and Cash Equivalents - Beginning                                               30,516               23,741
                                                                                  ------------------- --------------------

          Cash and Cash Equivalents - Ending                                      $           62,452           $    30,358
                                                                                  =================== ====================
          Cash Paid For:

               Interest                                                           $                -           $        -

                Income Taxes                                                      $                -           $        -
          Non-Cash Activities

                Stock Issued for notes payable and accrued interest               $          845,386           $        -
The accompanying notes are an integral part of these financial statements

SOLAR ENERGY LIMITED NOTES
TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidate financial statements be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SALE OF A MAJORITY INTEREST IN SUBSTANTIALLY ALL OF THE COMPANY'S ASSETS

On September 19, 2003 the Company entered into a “Preliminary Agreement” with Energy Equities, Inc. (“EEI”) whereby EEI was to acquire a 60% of the stock in Renewable Energy Limited (“RECO”) and 60% of the stock in Sunspring, Inc. (“SUNS”) in addition to a like interest in the Company’s MECH and SOLAWATT technologies. (RECO is effectively a 63% owned subsidiary and SUNS is a 100% owned subsidiary.) The Company and EEI subsequently agreed to amend the “Preliminary Agreement” to permit the transfer of the assets of the aforementioned entities in addition to the MECH and SOLAWATT technologies to two new limited liability companies to be formed. On the closing of a final agreement, EEI would own a 60% interest in the limited liability companies that would be earned through a succession of payments to the Company and the limited liability companies to enable the development of the Company’s technologies.

The “Preliminary Agreement” now amended, remains subject to the final preparation and review of closing documents, which will require EEI to invest a total $3,500,000 in the development of the Company’s technologies over a two year period. Of the earn in amount, $550,000 would be paid to the Company, with the balance being invested into the development of the Company’s technologies. Should EEI fail to invest the required amount in the development of the Company’s technologies and the final agreement be rendered in default, then the percentage of EEI’s ownership in the limited liability companies would be reduced from 60% to a lesser percentage to be determined according to the final agreement.

Since the agreement to sell a majority interest in the Company’s assets remains preliminary, the initial $50,000 received by the Company is treated as a deposit liability on the balance sheet of the Company as of September 30, 2003.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

The Company is a research and development company with no revenues and no immediate source or expectation of revenue generation. The Company has had no revenues since inception. The Company has been funded by our shareholders. Virtually all of the funding/working capital raised to date has been allocated for research and the development of the Company’s several prototype projects and for the administrative costs associated with the ongoing requirements of maintaining operations. All projects under development by the Company are experimental in nature and are recorded as research and development expenses and general and administrative expenses related thereto.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

The Company’s plan of operation remains unchanged from the Form 10-KSB for the year ended December 31, 2002. The Company is primarily concerned with three projects.

Substantially all of the Company’s development focus this year has centered on SOLAREC (Solar Reduction of Carbon Dioxide). This patented project is wholly-owned by Renewable Energy Limited (REEL), the Company’s majority owned subsidiary. It uses only solar energy and takes carbon dioxide from the atmosphere to make commercial gasoline with electricity as a bi-product. The stated aim is to make electricity at less than five cents per kilowatt and gasoline at less than $1.00 per gallon; while, at the same time, reducing carbon dioxide content in the atmosphere. The Company believes that this project significantly addresses today’s global energy and pollution problems.

The second noted project is H2ONOW. It is a wholly owned (patent-pending) project of Sunspring, Inc. (SUNS), a wholly owned subsidiary of the Company.. This project addresses what is arguably the globe’s most significant problem of producing clean, potable water that is also inexpensive enough for agricultural purposes. The Company’s aim is to produce water at a cost of less than 50 cents per 1000 gallons, or 13 cents per cubic meter. H2ONOW uses only solar energy along with seawater to produce potable water.

The third noted project is called MECH (Motor, Expander, Compressor, and Hydraulics). This patent- pending concept is for an engine (or compressor) that, at one-third the size and weight of a conventional internal combustion engine, can produce the same power with a third greater efficiency.

The Company has in the past reported progress in the development of other projects which are presently deferred pending the commercialization of at least on of the three projects outlined above. The Company believes that these three projects are the most promising. There is no doubt that the basic technologies developed in the Company’s now-deferred projects have been productive in the development of the three projects that now command its attention.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS OVER THE NEXT TWELVE MONTHS

        The Company has depended on and continues to depend on support from its principal shareholders to cover cash shortfalls. The Company has no binding agreement by which these or any shareholders, lenders or new investors are committed to continue funding its research and development. Further, should we be unable to obtain the required funding, the Company may not be able to continue as a going concern. The Company is seeking substantial funds to meet its budgetary requirements for the furtherance of its projects over the next 12 months. Should the Company’s requirements not be met in full, it may slow down its development efforts and further delay expectations of future profitability.

SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT

Please refer to the information provided in our Form 10-KSB filed for the year ending December 31, 2002 and to the comments that briefly update that information.

EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

On September 19, 2003 the Company entered into a “Preliminary Agreement” with Energy Equities, Inc. (“EEI”) whereby EEI was to acquire a 60% of the stock in Renewable Energy Limited (“RECO”) and 60% of the stock in Sunspring, Inc. (“SUNS”) in addition to a like interest in the Company’s MECH and SOLAWATT technologies. (RECO is effectively a 63% owned subsidiary and SUNS is a 100% owned subsidiary.) The Company and EEI subsequently agreed to amend the “Preliminary Agreement” to permit the transfer of the assets of the aforementioned entities in addition to the MECH and SOLAWATT technologies to two new limited liability companies to be formed. On the closing of a final agreement, EEI would own a 60% interest in the limited liability companies that would be earned through a succession of payments to the Company and the limited liability companies to enable the development of the Company’s technologies.

The “Preliminary Agreement” now amended remains subject to the final preparation and review of closing documents, which will require EEI to invest a total $3,500,000 in the development of the Company’s technologies over a two year period. Of the earn in amount, $550,000 would be paid to the Company, with the balance being invested into the development of the Company’s technologies.. Should EEI fail to invest the required amount in the development of the Company’s technologies and the final agreement be rendered in default, then the percentage of EEI’s ownership in the limited liability companies would be reduced from 60% to a lesser percentage to be determined according to the final agreement.

EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES

The Company anticipates an increase in the number of employees over the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On September 2, 2003 the Company authorized the issuance of 500,000 shares of common stock to Green Journal, Ltd. valued at $0.30 in settlement of an amount due of $150,000 incurred pursuant to loans made to the Company, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in settlement of loans to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by offering only to a non-US entity that was outside the United States at the time the settlement was originated, and ensuring that the creditor was a non-U.S. person with an address in a foreign country.

On September 2, 2003 the Company authorized the issuance of 2,114,954 shares of common stock to Bay Cove Capital Corp. valued at $0.30 in settlement of an amount due of $634,486 incurred pursuant to loans made to the Company, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in settlement of loans to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by offering only to a non-US entity that was outside the United States at the time the settlement was originated, and ensuring that the creditor was a non-U.S. person with an address in a foreign country.

On September 2, 2003 the Company authorized the issuance of 120,000 shares of common stock to Bay Cove Capital Corp. valued at $0.30 in settlement of an amount due of $36,000 incurred pursuant to loans made to the Company, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in settlement of loans to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by offering only to a non-US entity that was outside the United States at the time the settlement was originated, and ensuring that the creditor was a non-U.S. person with an address in a foreign country.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K.. No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2003.

SOLAR ENERGY LIMITED

/s/ David Jones

David Jones

Chief Executive Officer, Chief Financial Officer, and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation
3(ii)	*	By-Laws
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999.