Form 10KSB
period 2003-12-31
SOLAR ENERGY LTD
filed 2004-04-01
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____

Commission file number: 0-28311
SOLAR ENERGY LIMITED
(Exact name of small business issuer as specified in its charter)

Delaware	76-0418364
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
112 C Longview Drive, Los Alamos, New Mexico 87544
(Address of principal executive office) (Zip Code)
(505) 672-2000
(Issuer's telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock ($0.001 Par Value)	None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The registrant's total consolidated revenues for the year ended December 31, 2003 were $0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $1,110,121 based on the average closing bid and asked prices for the common stock on March 30, 2004.

On March 30, 2004, the number of shares outstanding of the registrant's common Stock, $0.001 par value (the only class of voting stock), was 7,321,275.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

As used herein the term “Company” refers to Solar Energy Limited, a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise. Solar Energy Limited is a research and development company engaged in the development of cost effective solutions to global issues concerning the application of renewable sources of energy that are safe for the environment.

The Company was incorporated under the laws of the State of Delaware as Taurus Enterprises, Inc. on January 5, 1994, and re-incorporated in Nevada on August 20, 1996 as Salvage World, Inc. On December 17, 1997, the Company effected a Plan of Reorganization and Merger of Salvage World, Inc. into Solar Energy Limited, a private Delaware Corporation, the effect of which merger changed the name of the Company and moved its place of incorporation from Nevada to Delaware. The reorganization also involved the acquisition of Hydro-Air Technologies, Inc. (“HAT”) initially as a wholly-owned subsidiary.

The Company’s principal place of business is located at 112 C Longview Drive, Los Alamos, New Mexico 87544 and its telephone number is (505) 672 2000. The Company’s registered statutory office is located at The Company Corporation 2711 Centerville Road, Wilmington, Delaware 19808.

The Company currently trades on the Over the Counter Bulletin Board under the symbol “SLRE.OB”.

Description of Business

The Company has focused since 1997 on the development of cost-effective solutions for global issues related to water, energy and pollution. The primary thrust of that focus has been in connection with the development of new and renewable energy sources that can compete with traditional energy sources without threatening the environment. All of the Company’s operations to date have been concentrated on research and development activities involving the use of solar energy, water and increasing engine efficiencies. However, despite the Company’s efforts, it is yet to make available any commercial application of the technologies under development. Further, the Company has had difficulty obtaining the capital required to continue research and development or build full-scale working prototypes for its existing projects. Nonetheless, the Company believes that its technologies warrant further development and realization. Consequently, the Company is now considering alternatives for capital raising that might fund future development of existing technologies and evaluating new technologies under development for acquisition that might be synergistic with the its focus.

The Company first research and development efforts were based on the acquisition of Hydro-Air Technologies, Inc. (“HAT”) from its founders which included Dr. Melvin Prueitt, who was formerly associated with the Los Alamos Laboratories. HAT had certain intellectual property rights which the Company intended to develop for the purpose of generating commercially viable electrical power using the energy generated by the heat of evaporation of water. The intellectual property rights were known as Hydro-Air Renewable Power System ( HARPS ) which includes two U.S. Patents, one granted on September 3, 1996 (number 5,551,238) and a second granted on July 28, 1998 (number 5,784,886), and Air Conditioner Energy System ( ACES”) which includes a U.S. Patent (and International filings) granted December 28, 1999 (number 6006538). Unfortunately, the HARPS and ACES projects proved difficult to develop to working prototypes causing further development to be abandoned. Nonetheless, the preliminary work and experiments done and the test results generated from both HARPS and ACES have proven useful to derivative projects that the Company expects are more likely to become commercially viable.

HAT is also responsible for the development of the Company’s SOLAWATT (the production of electricity from solar energy) project. SOLAWATT is the name for the Company’s unique plastic-film solar collectors, which are placed directly on the ground. The Company’s patent application for SOLAWATT (filed under its original and former name SPAESS) is S.N. 09/396,653. Each day there is a significant amount of energy striking the earth from the sun which if harnessed could provide electric power for the planet. PV panels are an excellent way to gather some of this energy, but the problem is that they turn off when the sun goes down. The traditional solar panels and processes have proved to be expensive for the practical production of electric power compared to the economies of electricity made with fossil fuel. SOLAWATT will provide economically produced power from the sun 24 hours per day. The power output decreases at night, but the demand for electricity also decreases at night. On hot summer days when a large amount of electric power is needed to run air conditioners, SOLAWATT performs at its best. SOLAWATT panels, consisting of tough plastic films with appropriate optical properties could conceivably be formed by an automated process in a factory and placed on large rolls. Transported to the field, the panels, which might be several hundred meters in length, can simply be rolled out onto the ground. Channels for water and air are provided in the panels. Insulation on the bottom of the panels is not necessary, since the ground becomes part of the heat energy storage system.

The continued development of the SOLAWATT solar collectors is integral to the Company’s overall research and development program forming one of the basic subs-systems to other projects integral to the Company’s future success. Further development of the SOLAWATT remains bound by funding constraints.

MECH (Motor, Expander, Compressor, and Hydraulics), another of the Company’s projects developed through HAT is a patent- pending concept for an engine (or compressor). MECH’s mission is to design an internal combustion engine having one-third the size of a conventional engine with the same power and 33% greater efficiency. The MECH engine could have a wide variety of applications from vehicles and propeller driven aircraft, to lawn mowers and chain saws. Internal combustion engines have a theoretical efficiency of well over 50%, but the actual efficiency of present-day car engines is only half that number. A large part of the energy loss is due to the sliding friction of the pistons in the cylinders. The Company has filed a patent application and made a small working prototype of MECH, which substitutes rolling friction for sliding friction in an internal combustion engine. The MECH concept can be adapted to an internal combustion engine, gas expander, compressor and hydraulic pump or hydraulic motor. Although the Company believes that the MECH’s technology has been proven to have commercial possibilities research and development has been postponed due to inadequate funding.

The primary asset of Renewable Energy Limited (“RECO”) is a project called SOLAREC (Solar Reduction of Carbon Dioxide.) This project involves the task of recycling carbon dioxide (CO2) into fuel using focused ultraviolet and visible light from the sun. One of the goals of the project is to produce automotive fuels using only solar energy and carbon dioxide from the atmosphere, with commercial electricity as a by-product. The stated aim is to make electricity at less than five cents per kilowatt and gasoline at less than $1.00 per gallon; while, at the same time, reducing carbon dioxide content in the atmosphere. SOLAREC will use only solar energy plus carbon dioxide (CO2) from the atmosphere to produce a clean usable fuel (gasoline, diesel, etc.) with electricity and oxygen as by products. RECO has also developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal. The Company continues to believe that SOLAREC has the potential to significantly address today’s global energy and pollution problems though research and development has been suspended due to funding considerations.

Sunspring, Inc. (“SUNS”), a wholly owned subsidiary of the Company was formed in 2000 to advance the Company’s patent pending process known as “H20NOW”. This project addresses what is arguably the globe’s most significant problem of producing clean, potable water that is also inexpensive enough for agricultural purposes. H2oNOW is intended to minimize the cost of energy using solar collectors attached to a transducer to collect and store the solar energy used to power a reverse osmosis system. The Company’s aim with H2ONOW is to produce water at a cost of less than 50 cents per 1000 gallons, or 13 cents per cubic meter. The H2ONOW technology uses solar energy along with seawater to produce potable water. Unfortunately, the development of the H20NOW project is in abeyance pending funding.

The Company is keenly aware of the potential of its technologies that remains frustrated by inadequate funding. Despite aggressive attempts to effectively fund further research and development through equity placements or joint ventures the Company has been unable to properly fund its projects with the requisite capital. Most recently, the Company entered into an agreement with Energy Equities, Inc. (“EEI”) whereby EEI was to acquire a 60% of the stock in RECO, 60% of the stock of SUNS and the rights to develop the SOLAWATT and MECH’s technologies in exchange for a capital infusion of $3,500,000 designated for research and development. The agreement was terminated in December of 2003 without the Company receiving any significant funding for its projects. The Company is now considering alternative means of funding its research and development including the sale of a majority interest in RECO to ensure research and development funding for RECO.

Description of Industry

Worldwide demand for electricity is expected to increase over the next 20 years. The Energy Information Administration of the U.S. Department of Energy estimates that between 2000 and 2020 the United States will need to add approximately 355 gigawatts (one gigawatt is equal to one billion watts) of new capacity to meet projected increased electricity demand. This represents an increase of approximately 40% over present generation capacity. The overwhelming majority of electricity is currently produced using hydrocarbon sources (natural gas, coal, petroleum). However, the total resource base for these fuels is limited, and there is increasing concern about the effect on the ecosystem of fossil fuel extraction and emissions. Volatile prices and environmental and political concerns pertaining to fossil fuels have also increased interest in electricity created using alternative, renewable, clean energy sources. In contrast to hydrocarbon energy resources which, once used, cannot be quickly replaced, renewable energy that flows from natural sources (such as sunlight, wind, and water sources) quickly and continuously replaces itself.

Solar cells and fully packaged solar-electric systems are an increasingly attractive source of electricity. According to data provided by the Energy Information Administration, a division of the U.S. Department of Energy, the total value of photovoltaic cell and module sales by U.S. manufacturers grew 12 percent in 2002 to $342 million from $305 million in 2001, excluding space applications. In addition, the Institute for Environment and Sustainability, a branch of the European Commission’s Joint Research Centre, reported that for 2001 worldwide photovoltaic cell/module production was a $2.5 billion business, reflecting an average annual growth rate of 30% in the previous five years. Solar cells have no moving parts that require ongoing maintenance and have shown good reliability, typically lasting for at least 20 years in the field. The solar electricity industry currently supplies electrical power for both on-grid electricity consumers and for specialized applications, such as end-users that choose to be off the electricity grid or that are located where connection to the grid is not feasible, such as remote areas or villages in developing nations. In these remote locations, solar electricity can be more cost-effective than installing a grid connection. Interest in solar electricity by mainstream, on-grid electricity users also is increasing. In part, interest in on-grid solar electricity systems is growing because of government subsidies and incentive programs and solar cells have become increasingly efficient.

Despite increased interest in the solar energy industry, there have been limited technological breakthroughs that enable solar-generated electricity to compete with hydrocarbon-generated electricity on a cost basis. Although the cost of producing solar energy has decreased during the past 20 years, and solar cell efficiencies have increased, widespread use of solar energy has been hindered by costly manufacturing methods, materials and low industry-wide production capacity.

Government Regulation.

The Company’s operations are subject to a variety of national, federal, state and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. However, each one of the Company’s projects has been designed to produce environmentally friendly “green” products for which there are no specific environmental regulations.

The Company is in full compliance with the Resource Conservation Recovery Act (“RCRA”), the key legislation dealing with hazardous waste generation, management and disposal. The Company currently produces a very limited amount of chemical waste from its laboratory operations and has engaged a hazardous waste management service, Perma-Fix of New Mexico, Inc. a Notifying Transport, Transfer Station, and Used Oil Marketer (EPA # NM0000182121) to manage the disposal of any hazardous waste. Nonetheless, under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances.

The Company believes that it is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, the Company believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on its ability to conduct business.

Competition.

Efforts to develop new and renewable energy sources that can compete with traditional energy sources without threatening the environment are fragmented and very competitive. The Company competes with a number of companies, both private and public, that are already active in the search for cost-effective applications of renewable energy sources, many of which are substantially larger and better funded than the Company with significantly longer histories of research and development. Examples of larger companies involved in the application of renewable energy sources include the Sharp Corporation, BP Solar, Shell Solar, and Kyocera Corporation, all of which have greater resources to devote to research, development, manufacturing and marketing than the Company. Examples of smaller companies involved in the same research and development activities include Daystar Technologies, Inc., Raycom, Inc. and Global Solar LLC. Therefore, the Company can offer no assurance that it will be successful in competing for commercial solutions with existing and emerging research and development businesses focused on the application of renewable energy sources.

The Company believes that competition in the search for the efficient application of renewable energy sources is based principally on the ability to successfully manage certain practical considerations. Competition revolves around the price of the equipment required to harness the energy as compared with other renewable energy applications and traditional systems, the period required to recover any higher installation or equipment costs from energy savings that might result from operation, the reliability of the system, public acceptance of renewable energy applications and the reputation of the manufacturer. The Company anticipates that projects currently under development can with future research and development respond successfully to these considerations.

Further, the Company believes that it has certain distinctive competitive advantages over all or many of its competitors that have enabled it to progress to its current level of technology development. The advantages include the breath of its approach to applying renewable resources being not limited to one technology, the academic, technical and professional proficiency of its chief project managers, environmental integrity and the willingness of project managers to consider joint venture relationships with third parties to maximize resources in research and development. All of these factors in combination with the dedication of the Company’s personnel have enabled it to remain competitive in the search for the efficient application of renewable energy sources despite critical short falls in research and development funding.

Employees.

The Company currently has no full time employees. Instead the Company’s management relies on the services of consultants, attorneys, and accountants as necessary, to satisfy public disclosure requirements and to pursue the Company’s plan of operation.

Reports to Security Holders.

The Company’s annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to its security holders unless a request is made for such delivery. The Company files all of its required information with the Securities and Exchange Commission (“Commission”).

The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s principal offices are located at 112 C Longview Drive, Los Alamos, New Mexico, 87544. The facilities consist of a rented plant and building of approximately 3,400 square feet, including offices and laboratory facilities in which prototype development is on going. A rental agreement calls for monthly payments of $2,693. The Company pays for fire, flood and damage insurance of the premises and for premise liability to third persons, in addition to normal utilities. The Company’s facilities are located minutes away from the prestigious Los Alamos National Laboratory.

ITEM 3. LEGAL PROCEEDINGS.

The Company is currently not a party to any pending legal proceeding

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

The Company’s common stock is traded on OTC Electronic Bulletin Board under the symbol SLRE.OB.

The table below sets forth the high and low sales prices for the Company’s common stock for each quarter of 2003 and 2002. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                -------------- -------------------------- --------------------- --------------------
                Year           Quarter Ended              High                  Low
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2002           March 31                   $0.59                 $0.47
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               June 30                    $0.60                 $0.32
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $0.38                 $0.15
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               December 31                $0.30                 $0.02
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2003           March 31                   $0.28                 $0.12
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               June 30                    $0.35                 $0.05
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $0.46                 $0.26
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               December 31                $0.40                 $0.20
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of March 30, 2004, there were approximately 238 shareholders of record holding a total of 7,321,275 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, if any, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION.

The following discussion and analysis of our plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The Company’s fiscal year end is December 31.

The Company’s plan of operation for the coming year is to continue forward with research and development in connection with its four primary areas of interest, specifically SOLAREC, SOLAWATT, H20NOW and MECHS. All of the Company’s operations to date have focused of research and development and it is yet to develop a project to the point of commercialization. Should any of the Company’s projects achieve commercialization it will most likely license the manufacturing and marketing of such projects to third parties. Further, the Company has realized no revenues since inception and has no immediate source or expectation of revenue generation.

The Company’s plan of operation is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to continue research and development and deter future prospects for commercialization. The primary risk to the Company’s plan of operation is its inability to secure adequate funding to enable further research and development.

Liquidity and Capital Resources

As of December 31, 2003, the Company had no significant assets. Management believes that the Company will require a substantial infusion of capital over the next twelve months in order to continue research and development efforts. Since the Company has no revenues it has depended and continues to depend on support from its principal shareholders. However, the Company has no binding agreement whereby shareholders are committed to continue funding its research and development and therefore cannot provide any assurance that future funding will be forthcoming. Should funding fail to materialize in the next twelve months the Company may not be able to continue as a going concern.

Should funds become available over the next twelve months, the Company will require a minimum of $200,000 to meet essential operational expenses. Minimum funding will not enable the Company to continue to any significant degree with research and development but will be designated for administrative expenses including compliance with continuous disclosure requirements. Funding in excess of $200,000 would be used for full-scale prototype development for one or more of the Company’s projects.

Further, there can be no assurance offered to the public by these disclosures, or otherwise, that the Company will be successful, or that we will ultimately succeed as a going concern. To the extent that existing resources and any future earnings prove insufficient to fund its activities, the Company will need to raise additional funds through debt or equity financing. The Company cannot provide any assurance that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. In addition, any equity financing would result in dilution to the Company shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities or other financial or operational matters. The Company’s inability to obtain adequate funds will adversely affect its operations and the ability to implement is plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to engage any employees.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $3,747,297 as of December 31, 2003. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing one or more of its projects; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2003, are attached hereto as pages 11 through 25.

SOLAR ENERGY LIMITED

(a Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders ofSolar
Energy Limited

We have audited the accompanying consolidated balance sheets of Solar Energy Limited (a Development Stage Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003, 2002, 2001 and from inception on January 5, 1994 through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited (a Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years ended December 31, 2003, 2002, 2001 and from inception on January 5, 1994 through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson, LLCChisholm,
Bierwolf & Nilson, LLC

Bountiful, Utah

March 5, 2004

                                                         SOLAR ENERGY LIMITED
                                                     (a Development Stage Company)
                                                      Consolidated Balance Sheets

                                     ASSETS
                                                                              December 31,
                                                                       2003                    2002
 --------------------------------------------------------------------------------------------------
Current assets
   Cash                                                   $           14,033           $      30,516
   Prepaid Expenses                                                   22,500                     595
                                                                 -----------------------------------
Total Current Assets                                                  36,533                  31,111
                                                                 -----------------------------------
Property and Equipment (Note 5)                                       13,466                  22,084
                                                                 -----------------------------------
Other Assets
   Patent Costs (Note 6)                                              57,406                  78,629
   Goodwill (Note 7)                                                  68,243                  68,243
   Deposits                                                            4,837                   4,837
                                                                 -----------------------------------
Total Other Assets                                                   130,466                 151,709
                                                                 -----------------------------------
      Total Assets                                        $          180,485           $     204,904
                                                                 ===================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                   74,170                  83,644
   Accrued liabilities                                               288,058                 241,503
   Notes payable-related party (Note 8)                                4,000                 647,015
                                                                 -----------------------------------
       Total Current Liabilities                                     366,228                 672,162

Long-Term Liabilities

Minority interest                                                     40,182                 107,150

Stockholders' Equity
   Common Stock, authorized
      50,000,000 shares of $.0001 par value,
      issued and  outstanding  6,871,275  and
      3,703,321 shares respectively                                      687                     371
   Additional Paid in Capital                                      3,520,685               2,590,615
   Deficit Accumulated During the
                       Development Stage                         (3,747,297)             (3,465,393)

                                                                 -----------------------------------
       Total Stockholders' Equity                                  (225,925)               (928,532)
                                                                 -----------------------------------
Total Liabilities and Stockholders' Equity                $          180,485           $     204,904
                                                                 ===================================

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Consolidated Statements of Operations

                                                                              For the years                Cumulative
                                                                            ended December  31,                 Total
                                                                                                                Since
                                             2003                   2002                  2001              Inception
- -----------------------------------------------------------------------------------------------------------------------------
Revenues:                           $                   0     $                0     $             0   $               0

Operating Expenses:
   General and Administrative                     176,943                119,122             262,858           1,728,324
   Research and Development                       208,059                 57,726             231,761           2,238,132
  Total Operating Expenses                        385,002                176,848             494,619           3,966,456

Operating Income (Loss)                         (385,002)              (176,848)            (494,619)        (3,966,456)

Other Income (Expenses)
   Minority Interest                               66,969                      -              28,475             122,618
   Gain (loss) on investments                      70,000                 64,573                                 151,773
   Loss on sale of assets                               -                      -                                 (2,575)
   Interest Income (Expense)                     (33,871)               (36,197)                 668            (52,657)

   Total Other Income (Expenses)                  103,098               (36,197)              93,716             219,159

Net (Loss)                          $           (281,904)     $        (213,045)     $     (400,903)   $     (3,747,297)

Net Loss Per Share                  $               (.06)     $            (.06)     $         (.21)   $          (4.46)

Weighted average shares
outstanding                                     4,780,472              3,670,588           1,944,694             821,722

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Consolidated Statement of Stockholders’ Equity

                                                                                                                  Accumulated
                                                                                          Additional              During the
                                                      Common Stock                        paid-in                 Development
                                               Shares               Amount                capital                    Stage
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of development
 stage - January 5, 1994                                   0        $          0         $             0       $              0
1/5/94-Stock issued for
organization cost                                    125,000                  13                   2,487                      0
Net loss December 31, 1994                                 0        $          0         $             0       $          (500)
Balance, December 31, 1994                           125,000                  13                   2,487                  (500)
Net loss December 31, 1995                                                                         (500)
Balance, December 31, 1995                           125,000        $         13         $         2,487       $        (1,000)
10/96-Shares issued for
cash at $20.00                                         1,300                   1                  25,999                      0
11/96-Shares issued for cash at $.90                     831                 763                       0
12/96-Shares issued for cash at $2.00                    125                   0                     251                      0
Stock split rounding adjustment                          595                 (1)                       1                      0
Net loss December 31, 1996                                 0                   0                       0               (24,013)
Balance, December 31, 1996                           127,851        $         13         $        29,501       $       (25,013)
Net loss December 31, 1997                                 0                   0                       0                (4,000)
Balance, December 31, 1997                           127,851        $         13         $        29,501       $       (29,013)
1/98-Shares issued for acquisition
of Hydro-Air Technologies, Inc.                       70,400                   7                     (7)                      0
6/98-Shares issued for
cash at $1.0 per  share                              780,000                  78                 779,922                      0
7/98-Shares issued for
cash at $10.00 per share                              12,500                   1                 124,999                      0
11/98-Shares issued for
cash at  $.10  per share                             200,000                  20                 199,980                      0
Net loss for the year
ended December  31,  1998                                  0                   0                       0              (939,446)
Balance, December 31, 1998                         1,190,391        $        119         $     1,134,394       $      (968,459)
4/99-Shares issued for
cash at $10.00 per share                              10,000                   1                  99,999                      0
1/99-Shares issued for acquisition
of Renewable Energy Corporation
at $12.00 per share                                   35,000                   4                 419,996                      0
10/99-Shares issued for
cash at $1.80 per share                               80,000                   8                 143,990                      0

                                 The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(a Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Continued)
                                                                                                               Accumulated
                                                                                           Additional          During the
                                                           Common Stock                     paid-in            Development
                                                   Shares               Amount               capital              Stage
--------------------------- ----------------------------------------------------------------------------------------------------------
Net loss for the year
ended December 31, 1999                                    0                   0                       0              (957,086)
Balance, December 31, 1999                         1,315,391        $        132         $     1,798,380       $    (1,925,545)
Net loss for the year
ended December 31, 2000                                    0                   0                       0              (925,899)
Balance, December 31, 2000                         1,315,391        $        132         $     1,798,380       $    (2,851,444)
7/01-Shares issued for rounding
in connection with 10:1 exchange                      35,396                   4                     (4)                      0
8/01-Shares issued for
cash at average of $.23 per share                    350,000                  35                  81,215                      0
10/01-Shares issued for
cash at $.25 per share                                50,000                   5                  12,495                      0
10/01-Shares issued to settle
debt at $.33 per share                             1,507,739                 151                 502,808                      0
10/01-Shares issued for services
at $.33 per share                                    113,682                  11                  37,504                      0
11/01-Shares issued for
cash at $.51 per share                               275,000                  27                 141,223                      0
Net loss for the year
ended December 31, 2001                                    0                   0                       0              (400,903)
Balance, December 31, 2001                         3,647,208        $        365         $     2,573,621       $    (3,252,347)
8/02-Shares issued for
cash at $.30 per share                                56,113                   6                  16,994                      0
Net loss for the year
ended December 31, 2002                                    0                   0                       0              (213,045)
Balance, December 31, 2002                         3,703,321        $        370         $     2,590,615       $    (3,465,392)
1/03-Shares issued for
cash at $.30 per share                                23,000                   2                   6,898                      0
2/03-Shares issued for
cash at $.30 per share                                60,000                   6                  17,994                      0
9/03-Shares issued to settle
debt at $.30 per share                             2,734,954                 274                 820,213                      0
10/03-Shares issued for services
at $.20 per share                                    200,000                  20                  39,980                      0
10/03-Shares issued for
cash at $.30 per share                               150,000                  15                  44,985                      0
Net loss for the year
ended December 31, 2003                                    0                   0                       0       $      (281,905)
Balance, December 31, 2003                         6,871,275        $        687         $     3,520,685       $    (3,747,297)

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(a Development Stage Company)
Consolidated Statement of Cash Flows
                                                                                                                    January 5,
                                                                                                                    1994 (inception
                                                                                                                    of the
                                                                                                                    development
                                                                            For the years                           stage) to
                                                                         ended December  31,                        December 31,

                                                           2003                2002                2001               2003
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating
 Activities
     Net loss                                         $    (281,904)     $     (213,045)     $     (400,903)     $   (3,747,297)
     Adjustments to reconcile
       Net loss to net cash
       provided by operations
       (net of acquisition):
         Amortization/Depreciation                            34,093              14,025              46,741             182,926
         Bad Debt                                                                      0                   0  0          225,000
         Stock issued for services                            17,500              17,000              37,515             252,015
         Stock Issued for R&D expenses                         0                   0                   0             439,900
         Loss on sale of assets                                    0                   0                   0               2,575
         Gain on investments                                (70,000)                   0            (64,573)           (151,773)
         Minority Interest                                  (66,968)                   0            (28,475)           (122,618)
       Increase/(Decrease) in:
         Prepaid Expenses                                        595               (195)               (194)                   0
         Accounts Receivable                                       0              11,994            (10,610)                  39
         Accounts Payable                                    (9,475)            (22,298)              25,896             150,330
         Accrued Expenses                                  (115,481)              77,184            (32,478)            224,480

Net Cash Flows Used In
 Operating Activities                                      (260,678)           (115,334)           (427,081)         (2,544,423)

Cash Flows From Investment
 Activities:
     Cash acquired from sale of subsidiary                         0                   0                   0             180,000
     Cash acquired from subsidiary                                 0                   0                   0             247,689
     Cash paid to subsidiary                                       0                   0           (107,568)           (107,568)
     Cash paid to RECO and Sunspring                               0             (2,076)                   0             (2,076)
     Cash paid for patent costs                              (3,368)            (10,399)            (39,500)           (106,318)
     Cash paid for property & equipment                    (883)             (1,539)             (4,150)            (59,880)
     Cash paid for deposits                                        0                   0                 (0)             (4,837)
     Cash received on sale of asset                           20,000                   0                   0              23,000
     Cash received on forfeited deposit                       50,000                   0                   0              50,000
     Cash paid for notes receivable                                0                   0                   0           (275,000)

Net Cash Provided by Investing
 Activities                                                   65,749            (14,013)           (151,218)            (54,990)

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(a Development Stage Company)
Consolidated Statement of Cash Flows (Continued)
                                                                                                                    January 5,
                                                                                                                    1994(inception
                                                                                                                    of the
                                                                                                                    development
                                                                           For the years                            stage) to
                                                                         ended December  31,                        December 31,

                                                           2003                2002                2001               2003
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing
 Activities
     Issued stock for cash                            $       69,900     $             0     $       235,000     $     1,500,913
     Cash received for notes payable                                             136,122             175,000             411,122
     Cash received from advances
       by shareholders                                       117,046                   0             387,067           2,044,099
     Cash paid on debt financing                             (8,500)                   0           (233,358)         (1,342,688)

Cash Provided by Financing
   Activities                                                178,446             136,122             563,709           2,613,446

Net Increase (Decrease) in Cash                             (16,483)               6,775            (14,590)              14,033

Cash, Beginning of Year                                       30,516              23,741              38,331                   0

Cash, End of Year                                     $       14,033     $        30,516     $        23,741     $        14,033

Supplemental Cash Flow Information
   Cash Paid For:
     Interest                                         $            0     $             0     $             0     $        17,195
     Taxes                                            $            0     $             0     $             0     $             0

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 — Summary of Significant Accounting Policies

a. Organization

Solar Energy Limited (“the Company”) was incorporated as Taurus Enterprises, Inc. under the laws the State of Delaware on January 5, 1994. The Company was organized primarily for the purpose of operating a used automobile brokerage firm. The Company did not become operational and abandoned its attempts to establish the brokerage operation.

In August of 1996 its shareholders decided to reactivate the Company, merge the Company with Salvage World, Inc., a private company, change the name to Salvage World, Inc. and reincorporate in the state of Nevada.

On December 17, 1997 the Company merged with Solar Energy Limited (Solar) a
Delaware corporation organized on July 24, 1997 and changed the name to Solar Energy Limited. The surviving corporation is the Delaware corporation and the authorized shares were changed to 50,000,000 par value $.0001. Solar’s headquarters are located in Los Alamos, New Mexico.

On January 1, 1998 the Company issued the initial 170,400 shares of stock and on October 21, 1998 an additional 530,000 share were issued for the acquisition of 100% of Hydro-Air Technologies, Inc. (Hydro) a New Mexico corporation organized June 18, 1997. Hydro owns various rights to patented intellectual property called Hydro-Air Renewable Power System (“HARPS”), and has developed a prototype system to generate electricity from the evaporation of water. Hydro’s headquarters are located in Los Alamos, New Mexico. This business combination was accounted using the purchase method. Operations of Hydro have been included in the consolidated statement of operations since January 1, 1998. The Company valued the acquisition at $83,346, the amount of goodwill recorded for the acquisition.

In January 1999 the Company issued 350,000 shares of stock for the acquisition of 100% of Renewable Energy Corporation (RECO) a New Mexico corporation organized November 30, 1998. RECO owns various rights to patented intellectual property associated with the solar recycling of CO2 to fuel. RECO’s headquarters are located in Los Alamos, New Mexico. The Company valued the acquisition at $440,000 consisting of cash paid of $20,000 and stock valued at $420,000. The Company acquired RECO assets of $49,500 and assumed liabilities of $49,400. The acquisition was recorded using the purchase method of a business combination. The statement of operations of RECO has been included in the consolidated statements of operation for the year ended December 31, 1999. RECO had no operations in 1998 therefore no proforma information is presented. The Company recorded $439,900 of Research & Development expenses in connection with this acquisition (see Note 7).

SOLAR ENERGY LIMITED
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies(Continued)
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

On November 26, 2001, the Company exchanged all of its shares of common stock in its wholly owned subsidiary, Sunspring, Inc. (Sunspring), for 2,000,000 shares of restricted common stock and 8,000,000 shares of preferred stock of Sun Power Corporation (Sun). During the period November 26, 2001 to November 26, 2002, both Sun and the Company have the right to cancel this agreement. If either cancels, the 8,000,000 shares of preferred will be returned to SunPower and Sunspring will be returned to the Company. The Company uses the equity method to account for its investments and recognized a gain on the exchange. The restricted common stock and preferred stock of Sun have been recorded at a basis of $0.

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

On December 30, 2002, the Company was returned all of its stock in its 63% owned subsidiary, Renewable Energy Corporation (RECO), and gave back 8,000,000 shares of preferred stock of Sun Power Corporation. In addition, on December 30, 2002, the Company was returned all of its stock in its 100% owned subsidiary, Sunspring, Inc., and gave back 8,000,000 shares of preferred stock to Sun Power Corporation.

The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

SOLAR ENERGY LIMITED
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 — Summary of Significant Accounting Policies (Continued)

b. Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting.

c. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share are not presented because it is anti-dilutive.
                                                        Income (loss)          Shares                Per-Share
                                                        (Numerator)            (Denominator)         Amount
----------------------------------------------- --------------------------------------------------------------------------------
For the year ended December 31, 2003
Basic EPS
Income (loss) to common stockholders                     $ (281,904)            4,780,472            $ (.06)

For the year ended December 31, 2002
Basic EPS
Income (loss) to common stockholders                     $ (213,045)            3,670,588            $ (.06)

For the year ended December 31, 2001
Basic EPS
Income (loss) to common stockholders                      $(400,903)            1,944,694            $ (.21)

d. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $3,747,297 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

SOLAR ENERGY LIMITED
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies(Continued)
                                                   2003                  2002

Deferred tax  asset:

        NOL carrryforward                $     1,169,287          $   1,105,797
        Valuation allowance                  (1,169,287)            (1,105,797)
     Total                               $             0          $           0
f.     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

g. Principles of Consolidation

The December 31, 2003 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc., Sunspring Inc., and Renewable Energy Ltd. The December 31, 2002 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc., Renewable Energy Ltd. All intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 2 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It was management’s plan to raise additional funds to continue the development of its process. The agreement with REEL provided needed capital and the Company intends to raise additional funds through public and private offerings as needed to support operations. The Company’s ability to continue is contingent upon its ability to continue to raise funds needed for operations.

NOTE 3 — Development Stage Company

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

SOLAR ENERGY LIMITED
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 4 — Stockholders’ Equity Transactions

In August 2002, the Company issued 56,113 shares of common stock for services at $ .30 per share. During 2003, the following shares of common stock were issued:

                           Month                       Shares                   Per Sh.              Exchange

                        January, 2003                  23,000                   $.30                  Cash
                       February, 2003                  60,000                   $.30                  Cash
                      September, 2003               2,734,954                   $.30                  Debt
                        October, 2003                 150,000                   $.30                  Cash
                        October, 2003                 200,000                   $.20                  Service
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

SOLAR ENERGY LIMITED
(a Development Stage Company)
Notes to The Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 5 — Property & Equipment

Property and equipment consists of the following at December 31, 2003 and 2002:

                                                                               2003                 2002
                                                                    ---------------------------------------------------
     Office Equipment and Furniture                                     $     45,242         $     44,359
     Tools                                                                     2,264                2,264
                                                                    ---------------------------------------------------
                                                                              47,506               46,623
     Accumulated Depreciation                                               (34,040)             (24,539)

     Net Property and Equipment                                         $     13,466         $     22,084
Depreciation expense for the years ended December 31, 2003, 2002 and 2001 is $9,501, $3,996 and $7,689, respectively.

NOTE 6 — Patent Costs

The Company has incurred legal costs in connection with the Patent process which the Company has rights to, and has therefore capitalized those costs and is amortizing them over a five year period. Amortization expense attributable to patents during 2003, 2002 and 2001 is $24,591, $7,200 and $13,430, respectively.

NOTE 7 — Goodwill

The Company recorded Goodwill in connection with the acquisition of Hydro, due to the negative equity position of Hydro. A total of $83,346 was recorded upon acquisition and was being amortized over a 5 year period, until the adoption by the company on January 1, 2002 of SFAS 142 (See Note 12). The Company is now required to perform an impairment test on goodwill and other intangible assets annually. The realization of this asset is contingent upon Hydro’s ability to generate revenues from the HARPS process. Then, in December 2002, the Company recorded Goodwill in connection with the return of RECO and Sunspring from Sun Power Corporation. A total of $54,125 was recorded from this event.

NOTE 8 — Notes Payable — Related Party

Bay Cove Investments, Ltd., a shareholder, loaned the Company $117,046 and $136,122 during 2003 and 2002, respectively. The loans bear interest at 6% per annum beginning in 2002 and are due upon demand. In October of 2003, the majority of these loans, or $820,486 was converted to common stock at $.30 per share. The balance of the loans at December 31, 2002 and 2001 is $4,000 and $647,015 respectively.

NOTE 9 — Commitments

The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

SOLAR ENERGY LIMITED
(a Development Stage Company)
Notes to The Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 10 — Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.

NOTE 11 – Stock Options

In October 2001, the company granted stock options to employees. The stock options vested in October 2003.

The Company has adopted only the disclosure provisions for FAS No. 123 “Accounting for Stock-Based Compensation”. Therefore, the Company accounts for stock-based compensation under the Accounting Principles Board Opinion No. 25. Had compensation cost for the stock-based compensation been determined based upon the fair value of options at the grant date, the Company’s net loss and loss per share would have increased to the following proforma amounts:
                                                    2001
Proforma net loss
           As reported                           $(400,903)
               Pro forma                         $(400,903)

Information with respect to the Company's stock options at December 31, 2003 is as follows:

                                                                                                   Weighted-
                                                             Stock               Exercise            Avg.
                                                            Options                Price           Exercise
Outstanding at January 1, 2003                             500,000               $ .33             $   .33
Granted                                                       -                     -                    -
Exercised                                                     -                     -                    -
Forfeited                                                     -                     -                    -
Outstanding at December 31, 2003                           500,000                 .33

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 10, 2004, Solar Energy Limited (“Company”) dismissed Chisholm & Associates (“Chisholm”) the principal accountants previously engaged to audit the Company’s financial statements and retained Chisholm, Bierwolf & Nilson, LLC (“Bierwolf”) as the principal auditors to replace Chisholm. The Company’s board of directors approved the change of accountants from Chisholm to Bierwolf.

The audit reports of Chisholm on the Company’s financial statements for the fiscal years ending December 31, 2002 and December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal years ending December 31, 2002 and December 31, 2001 including the subsequent interim periods since engagement through February 10, 2004, the date of dismissal, the Company had no disagreements with Chisholm with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Chisholm to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal years ending December 31, 2002 and December 31, 2001 including the subsequent interim periods since engagement through February 10, 2004, the date of Chisholm’s dismissal, and prior to the appointment of Bierwolf, the Company (or anyone on its behalf) did not consult with Bierwolf regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Bierwolf in respect to these matters during the time periods detailed herein.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company's Chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of December 31, 2003, the chief executive officer and the chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of December 31, 2003, the chief executive officer and the chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers and directors of the Company as of March 30, 2004 are as follows:

 Name                          Age        Position

Melvin Prueitt                 69         chairman of the board of directors

Anthony Tucker                 58         chief financial officer and director

Nora Coccaro                   46         director
Melvin Prueitt was appointed to the Company’s board of directors in 1997, and currently serves as the chairman of the board of directors.  He also serves as the president of the Company’s wholly owned subsidiary HAT and is one of the Company’s two principal scientists. Dr. Prueitt will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Dr. Prueitt received his B.S. from the Brigham Young University, his M.S. from the University of Arizona and his Ph.D. from the University of New Mexico, all in physics. Following his graduation from the University of Arizona, Dr. Prueitt joined the Los Alamos National Laboratory where he remained until 1994. He retired from LANL in 1994. He has also been engaged, substantially full-time, in the affairs of our research and development projects. Dr. Prueitt, who holds 12 U.S. patents, was the first to determine the temperature of lighting strokes. A prolific research scientist and writer, he has written three books and has been published in over 30 publications. He is listed in Who’s Who in the West, Who’s Who in America Index, Men of Achievement, Dictionary of International Biography and Contemporary Authors.

Anthony Tucker was appointed to the Company’s board of directors in February of 2004, and currently serves as a Company director, chief executive officer and chief financial officer. Mr. Tucker will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Mr. Anthony R. Tucker graduated from the University of Washington and began his career working as a CPA for a national accounting firm. In 1971, he was employed by FNI, Inc, the parent company of the Seattle SuperSonics as their Vice President of Finance and also served on the Board of this public company. In addition to the basketball team, FNI owned and operated cable TV systems, health and racquet clubs and various other entities. From 1981 through 1993 Mr. Tucker was the partner in a Seattle based real estate development and syndication company. Currently, Mr. Tucker works as an independent contractor providing accounting and business consulting services to several New Mexico based companies. In this capacity he has provided services for Solar Energy for the last three years.

Nora Coccaro was appointed to the Company’s board of directors in February of 2004. Ms. Coccaro will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro currently also serves as an officer and director of Sona Development Corp. an OTC: BB quoted company without a current business, from January 2000 to present, as an officer and director of Healthbridge, Inc. an OTC: BB quoted company involved in manufacturing and marketing medical waste sterilization and disposal technologies, from April 1999 to present and as an officer (October 2003 to present) and a director October 2003 to November 2003) of ASP Ventures Corp. an OTC: BB quoted company without current operations, from October 2003 to present. Ms. Coccaro has also served as an officer and director of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology, from February 2000 to January 2004, as a director of Americana Gold & Diamond Holdings, Inc. an OTC: BB quoted company without current operations, from 1998 until May 1999 and as an officer and director of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil from 1997 until 1999. Since September 1998 Ms. Coccaro has also acted as the Consul of Uruguay to Western Canada.

Compensation of Directors

The Company’s director is not currently compensated for her service as a director of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established a formal audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee. The board of directors has not yet established a compensation committee.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of an individuals or entities who during the period ended December 31, 2003 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 except the following:

Baycove Capital Corp. failed to file a Form 3 or Form 5 upon acquiring in excess of 10% of the Company's common stock.

Green Journal Limited failed to file a Form 4 or Form 5 upon acquiring in excess of 10% of the Company’s common stock.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has filed a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2003, 2002, and 2001. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.
                                                      SUMMARY COMPENSATION TABLE

--------------------------- -------------------------------------- ------------------------------------------------------
                                     Annual Compensation                          Long Term Compensation
--------------------------- -------------------------------------- ------------------------------------------------------
------------------------------------------------------------------ --------------------------- --------------------------
                                                                             Awards                     Payouts
------------------------------------------------------------------ --------------------------- --------------------------
--------------------- -------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
                                                                   Restricted    Securities
Name and Principal                                  Other Annual      Stock      Underlying    LTIP         All Other
Position               Year     Salary     Bonus    Compensation    Award(s)       Options      payouts    Compensation
                                  ($)       ($)         ($)            ($)         SARs(#)        ($)          ($)
--------------------- -------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
--------------------- -------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
Anthony Tucker    ,      2003     -*         -           -              -             -            -            -
Chief Executive          2002     -*         -           -              -             -            -            -
Officer, Chief           2001     -*         -           -              -             -            -            -
Financial Officer
and Director
--------------------- -------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
--------------------- -------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
David Jones              2003     -**        -           -              -             -            -            -
Chief Executive          2002     -**        -           -              -             -            -            -
Officer, Chief           2001     -**        -           -              -             -            -            -
Financial Officer
and Director
--------------------- -------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
* Anthony Tucker was appointed as the Company's chief executive officer and chief financial officer in February of 2004.

** David Jones resigned as an officer and director in February of 2004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the ownership of the Company’s common stock as of March 30, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 30, 2004, there were 7,321,275 shares of common stock issued and outstanding.

-------------------------------------------------------------------------------------------------------------------
  Title of Class            Name and Address           Nature of Ownership   Number of Shares       % of Class
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Dr. Melvin Prueitt, chairman of
                  the board of directors                      Legal                6,725               0.09
                  161 Cascabel, Los Alamos
                  New Mexico 87544
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Anthony Tucker, chief executive
                  officer, financial
                  officer and director                        Legal                  0                  0
                  942 Old Bridge Ct.  Santa Fe,  New
                  Mexico 87505
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Nora Coccaro
                  1177 - 1818 West Hastings Street            Legal                  0                  0
                  Vancouver, British Columbia
                  Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Baycove Investments Limited
                  15 Herbert Street                           Legal               634,876              8.67
                  Dublin 2, Ireland
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Green Journal Ltd.
                  1177 - 1818 West Hastings Street            Legal               900,000             12.29
                  Vancouver, British Columbia
                  Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Baycove Capital Corp.                       Legal              1,814,954            24.79
                  7371 Brandywine
                  Place
                  Vancouver, British Columbia Canada
                  V5S 3Z7
-------------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------------
   All executive officers and directors as a group (3)                                 0                 0.09
   -------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 2, 2003 the Company authorized the issuance of 500,000 shares of common stock to Green Journal, Ltd. valued at $0.30 in settlement of an amount due of $150,000 incurred pursuant to loans made to the Company, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended
.
On September 2, 2003 the Company authorized the issuance of 2,114,954 shares of common stock to Bay Cove Capital Corp. valued at $0.30 in settlement of an amount due of $634,486 incurred pursuant to loans made to the Company, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 33 of this Form 10-KSB, which is incorporated herein by reference.

(b)	Reports on Form 8-K. The Company filed no Form 8-K’s during the last quarter of the period covered by this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Bierwolf & Nilson, LLC provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2003. Chisholm & Associates provided audit services to the Company in connection with the Company’ annual report for the fiscal year ended 2002. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for the 2003 audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was approximately $10,000. The aggregate fees billed by Chisholm & Associates for the 2002 audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $ 13,800.

Audit Related Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2003 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above. Chisholm & Associates billed to the Company no fees in 2002 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Chisholm, Bierwolf & Nilson billed to the Company fees of $ 0 in 2003 for professional services rendered in connection with the preparation of the Company’s tax returns for the period. Chisholm & Associates billed to the Company fees of $ 0 in 2002 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

All Other Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2003 for other professional services rendered or any other services not disclosed above. Chisholm & Associates billed to the Company no fees in 2003 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Chisholm, Bierwolf & Nilson and Chisholm & Associates as detailed above, were pre-approved by the Company’s board of directors. Chisholm, Bierwolf & Nilson and Chisholm & Associates performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2004

Solar Energy Limited
/s/ Anthony Tucker
By: Anthony Tucker
Its: Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dr. Melvin Prueitt	Director	March 30, 2004
Dr. Melvin Prueitt
/s/ Anthony Tucker	Director	March 30, 2004
Anthony Tucker
/s/ Nora Coccaro	Director	March 30, 2004
Nora Coccaro

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation
3(ii)	*	By-Laws
10	Attached	Debt Settlement Agreement dated August 27, 2003 between the Company and Bay Cove Capital Corporation
14	Attached	Code of Ethics Adopted March 30, 2004
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1