Form 10QSB
period 2004-03-31
SOLAR ENERGY LTD
filed 2004-05-20
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2004.**

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-30060**

SOLAR ENERGY LIMITED

(Exact name of small business issuer as specified in its charter)

DELAWARE	**76-0418364**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes **XX** No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of May 20, 2004 was 7,521,275.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Solar Energy Limited, a Delaware corporation and its subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SOLAR ENERGY LIMITED
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2004 (Unaudited)	December 31, 2003
Current Assets		
Cash and Cash Equivalents	$ 30,206	$ 14,033
Other Current Assets	33,250	22,500
Total Current Assets	63,456	36,533
Property and Equipment, Net	11,714	13,466
Other Assets		
Patent Costs	51,708	57,406
Goodwill	68,243	68,243
Deposits	4,837	4,837
Total Other Assets	124,788	130,486
Total Assets	$ 199,958	$ 180,485
LIABILITIES AND STOCKHOLDERS EQUITY		
Current Liabilities		
Accounts Payable	$ 73,445	$ 74,170
Accrued Liabilities	287,596	288,058
Notes Payable - Related Party	-	4,000
Total Current Liabilities	361,041	366,228
Minority Interest	38,323	40,182
Stockholders' Equity		
Common Stock, authorized 50,000,000 shares of $.0001 par value, issued and outstanding 7,321,275 and 6,871,275 shares, respectively	732	687
Additional Paid in Capital	3,610,640	3,520,685
Deficit Accumulated During the Development Stage	(3,810,778)	(3,747,297)
Total Stockholders Equity	(199,406)	(225,925)
Total Liabilities and Stockholders Equity	$ 199,958	$ 180,485

The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending March 31,	
	2004	2003
NET SALES	$ -	$ -
COST OF SALES		
GROSS PROFIT	-	-
OPERATING EXPENSES		
General and Administrative	42,012	36,935
Research and Development	22,734	44,261
Total Operating Expenses	64,746	81,196
Operating Loss	(64,746)	(81,196)
OTHER INCOME (EXPENSE)		
Minority Interest	1,859	18,329
Interest Income (Expense)	(594)	(10,547)
Total Other Income (Expense)	1,265	7,782
NET INCOME (LOSS)	$ (63,481)	$ (73,414)
NET INCOME (LOSS) PER SHARE	$ (0.01)	$ (0.02)
WEIGHTED AVERAGE COMMON SHARES	7,021,275	3,703,321

The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ending March 31,			
	2004		2003	
CASH FLOWS FROM OPERATING ACTIVITIES				
Net Income (Loss)	$	(63,481)	$	(73,414)
Adjustments to Reconcile Net Loss to Net Cash				
Provided by Operations:				
Depreciation and Amortization		7,450		6,990
Minority Interest		(1,859)		(18,329)
Change in Assets and Liabilities				
Increase (Decrease) in:				
Accounts Payable		(725)		(109)
Accrued Expenses		(462)		19,881
(Increase) Decrease in:				
Prepaid Expenses		(10,750)		-
Net Cash Provided (Used) by Operating Activities		(69,827)		(64,981)
Cash Flows from Financing Activities				
Issued Stock for Cash		90,000		-
(Payment) or Proceeds from Debt Financing		(4,000)		81,020
Net Cash Provided (Used) by Financing Activities		86,000		81,020
Net Increase (Decrease) in Cash and Cash Equivalents		16,173		16,039
Cash and Cash Equivalents - Beginning		14,033		30,516
Cash and Cash Equivalents - Ending	$	30,206	$	46,555
Cash Paid For:				
Interest	$	-	$	-
Income Taxes	$	-	$	-

The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidate financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

NOTE 3 - GOING CONCERN

At March 31, 2004 the Company has an accumulated deficit, and has incurred losses since inception as well as negative cash flows from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

NOTE 4 – SUBSEQUENT EVENT - SALE OF A MAJORITY INTEREST IN RENEWABLE ENERGY CORPORATION

On April 27, 2004 the Company entered into a Stock Purchase Agreement ("Agreement") with Los Alamos Renewable Energy LLC ("LARE"), a limited liability company for which two of the Company's former officers and directors act as managing members. The Agreement entitles LARE to acquire a 66% in Renewable Energy Limited ("RECO") in exchange for subscribing for new shares in RECO for cash and a promissory note in an aggregate amount of $250,000. RECO is a wholly owned subsidiary of Renewable Energy Corporation ("REEL"), which is a majority owned subsidiary of the Company. The terms and conditions of the Agreement remain subject to approval by the Company's board of directors and the board of directors of REEL.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis of our plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The Company's fiscal year end is December 31.

The Company is a research and development company with no revenues and no immediate source or expectation of revenue generation. The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Virtually all of the capital raised to date has been allocated for research and the development activities and for administrative costs. All projects under development by the Company are experimental in nature and are recorded as research and development expenses with related general and administrative expenses.

The Company's plan of operation for the coming year is to continue forward with research and development in connection with its four primary projects, specifically SOLAREC, SOLAWATT, H20NOW and MECHS. The Company is yet to develop any given project to the point of commercialization. Should any of the Company's projects be readied for commercialization, it will most likely license the manufacturing and marketing of such projects to third parties.

SOLAREC (Solar Reduction of Carbon Dioxide) is a patented project under development through Renewable Energy Limited ("RECO"), a wholly owned subsidiary of Renewable Energy Corporation ("REEL"), a majority owned subsidiary of the Company, that involves the recycling of carbon dioxide (CO2) into fuel using focused ultraviolet and visible light from the sun. One of the goals of the project is to produce automotive fuels using only solar energy and carbon dioxide from the atmosphere, with commercial electricity as a by-product. The stated aim is to make electricity at less than five cents per kilowatt and gasoline at less than $1.00 per gallon; while, at the same time, reducing carbon dioxide content in the atmosphere. RECO has also developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal.

SOLAWATT is the name for the Company's patented plastic-film solar collectors, which are placed directly on the ground. Each day there is a significant amount of energy striking the earth from the sun which if harnessed could provide electric power for the planet. PV panels are an excellent way to gather some of this energy, but the problem is that they turn off when the sun goes down. The traditional solar panels and processes have proved to be expensive for the practical production of electric power compared to the economies of electricity made with fossil fuel. SOLAWATT will provide economically produced power from the sun 24 hours per day. The power output decreases at night, but the demand for electricity also decreases at night. On hot summer days when a large amount of electric power is needed to run air conditioners, SOLAWATT performs at its best. SOLAWATT panels, consisting of tough plastic films with appropriate optical properties could conceivably be formed by an automated process in a factory and placed on large rolls. Transported to the field, the panels, which might be several hundred meters in length, can simply be rolled out onto the ground. Channels for water and air are provided in the panels. Insulation on the bottom of the panels is not necessary, since the ground becomes part of the heat energy storage system.

H2ONOW is a research project that addresses what is arguably the globe's most significant problem, that of producing clean, potable water that is inexpensive enough for agricultural purposes. H2ONOW is intended to minimize the cost of energy using solar collectors attached to a transducer to collect and store the solar energy used to power a reverse osmosis system. The Company's aim is to produce water at a cost of less than 50 cents per 1000 gallons, or 13 cents per cubic meter. H2ONOW uses solar energy and seawater to produce potable water.

MECH (Motor, Expander, Compressor, and Hydraulics) is a patent- pending concept for an engine (or compressor). MECH's mission is to design an internal combustion engine having one-third the size of a conventional engine with the same power and 33% greater efficiency. The MECH engine could have a wide variety of applications from vehicles and propeller driven aircraft, to lawn mowers and chain saws. Internal combustion engines have a theoretical efficiency of well over 50%, but the actual efficiency of present-day car engines is only half that number. A large part of the energy loss is due to the sliding friction of the pistons in the cylinders. The Company has made a small working prototype of MECH, which substitutes rolling friction for sliding friction in an internal combustion engine.

The Company is keenly aware of the potential for its technologies and remains frustrated by inadequate funding. Despite aggressive attempts to effectively fund further research and development through equity placements or joint ventures the Company has been unable to properly fund its projects with the requisite capital. On April 27, 2004, in an effort to fund further research and development, the Company entered into a Stock Purchase Agreement ("Agreement") with Los Alamos Renewable Energy LLC ("LARE"), a limited liability company for which two of the Company's former officers and directors act as managing members. The Agreement entitles LARE to acquire a 66% interest in RECO by subscribing for new shares in RECO for cash and a promissory note in an aggregate amount of $250,000. The terms and conditions of the Agreement remain subject to approval by the Company's board of directors and the board of directors of REEL.

Liquidity and Capital Resources

As of March 31, 2004, the Company had no significant assets except that patented technology related to those projects under development and a working capital deficit of $297,585. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months. Management believes that the Company can realize the minimum anticipated needs of the Company's operations through at least the calendar year ending December 31, 2004 based upon the belief that sufficient funding can be obtained from public or private debt or equity placements or from major shareholders in the form of loans. However, there can be no assurances to that effect. Further, the Company has no revenues and has a substantial need for significant capital to build its business. Should the Company be unable to obtain needed funds, it may be forced to curtail or cease its activities.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in the Company' Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties was to whether any of the Company’s projects will ever be commercialized; (iii) the ability of the Company to achieve sufficient revenues through the commercialization of its projects to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the three month period ended March 31, 2004.

(i) On February 12, 2004, the Company reported the dismissal of its former auditor Chisholm & Associates and the appointment of its current auditor Chisholm, Bierwolf & Nilson.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of May, 2004.

SOLAR ENERGY LIMITED

/s/ Anthony Tucker
Anthony Tucker
Chief Executive Officer, Chief Financial Officer, and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999
3(ii)	*	By-Laws (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999)
10	*

Debt Settlement Agreement dated August 27, 2003 between the Company and Bay Cove Capital Corporation (incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2004

14	*	Code of Ethics Adopted March 30, 2004 (incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2004
31	Attached

Certification of the Chief Executive Officer  and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e)  of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

* Incorporated by reference to prior filings with the Securities and Exchange Commission.