Form 10QSB
period 2004-09-30
SOLAR ENERGY LTD
filed 2004-11-15
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004.**

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-30060**

SOLAR ENERGY LIMITED
(Exact name of small business issuer as specified in its charter)

DELAWARE	**76-0418364**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
(Address of principal executive office) (Zip Code)

(604) 602-1717
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes **XX** No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of November 12, 2004 was 7,521,275.

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

SOLAR ENERGY LIMITED
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2004	December 31, 2003
Current Assets		
Cash and Cash Equivalents	$ 3,402	$ 14,033
Other Current Assets	45,558	22,500
Total Current Assets	48,960	36,533
Property and Equipment, Net	2,717	13,466
Other Assets		
Intangible Asset Accounts	57,363	125,649
Deposits	4,837	4,837
Total Other Assets	62,200	130,486
Total Assets	$ 113,877	$ 180,485
LIABILITIES AND STOCKHOLDERS EQUITY		
Current Liabilities		
Accounts Payable	$ 58,739	$ 74,170
Accrued Liabilities	172,692	288,058
Notes Payable - Related Party	-	4,000
Total Current Liabilities	231,431	366,228
Minority Interest	-	40,182
Stockholders' Equity		
Common Stock, authorized 50,000,000 shares of $.0001 par value, issued and outstanding 7,521,275 shares and 6,871,275	752	687
Additional Paid in Capital	3,660,620	3,520,685
Deficit Accumulated During the Development Stage	(3,778,926)	(3,747,297)
Total Stockholders Equity	(117,554)	(225,925)
Total Liabilities and Stockholders Equity	$ 113,877	$ 180,485

The accompanying notes are an integral part of these financial statements

SOLAR ENERGY LIMITED
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,	
	2004	2003	2004	2003
NET SALES	$ -	$ -	$ -	$ -
COST OF SALES				
GROSS PROFIT	-	-	-	-
OPERATING EXPENSES				
General and Administrative and	2,473	68,977	78,141	142,733
Research and Development	-	39,485	40,673	108,099
Total Operating Expenses	2,473	108,462	118,814	250,832
Operating Loss	(2,473)	(108,462)	(118,814)	(250,832)
OTHER INCOME (EXPENSE)				
Gain on Disposal of Subsidiary	-	-	85,925	-
Minority Interest	-	19,537	1,850	50,617
Interest	3	8,580	(590)	(13,694)
Total Other Income (Expense)	3	28,117	87,185	36,923
NET INCOME (LOSS)	$ (2,470)	$ (80,345)	$ (31,629)	$ (213,909)
NET INCOME (LOSS) PER SHARE	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.05)
WEIGHTED AVERAGE COMMON SHARES	7,521,275	4,697,972	7,348,625	4,083,205

The accompanying notes are an integral part of these financial statements

SOLAR ENERGY LIMITED
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ending September 30, 2004	Nine Months Ending September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES		
Net Income (Loss)	$ (31,629)	$ (213,909)
Adjustments to Reconcile Net Loss to Net Cash		
Provided by Operations:		
Depreciation and Amortization	10,730	21,721
Minority Interest	-	(50,617)
Gain on Disposal of Subsidiary	(85,925)	-
Change in Assets and Liabilities		
Increase (Decrease) in:		
Accounts Payable	(15,430)	35,722
Accrued Expenses	(7,253)	(8,856)
Decrease in Minority Interest	(40,182)	
(Increase) Decrease in:		
Prepaid Expenses	23,058	-
Net Cash Provided (Used) by Operating Activities	(146,631)	(215,939)
Cash Flows and Adjustments From Investing Activities		
Payments for Fixed Assets	-	(883)
Payments for Patent Costs	-	(1,588)
Net Cash Provided (Used) by Investing Activities	-	(2,471)
Cash Flows from Financing Activities		
Proceeds from Deposits		50,000
Issued Stock for Cash	140,000	-
Proceeds (Payments) Related to Debt Financing	(4,000)	200,346
Net Cash Provided (Used) by Financing Activities	136,000	250,346
Net Increase (Decrease) in Cash and Cash Equivalents	(10,631)	31,936
Cash and Cash Equivalents - Beginning	14,033	30,516
Cash and Cash Equivalents - Ending	$ 3,402	$ 62,452
Cash Paid For:		
Interest	$ -	$ -
Income Taxes	$ -	$ -
Non-Cash Activities:		
Stock issued for notes payable and accrued interest	$ -	$ 845,386

The accompanying notes are an integral part of these financial statements

SOLAR ENERGY LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidate financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

NOTE 3 - GOING CONCERN

At September 30, 2004 the Company has an accumulated deficit, and has incurred losses since inception as well as negative cash flows from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

NOTE 4 – SALE OF A MAJORITY INTEREST IN RENEWABLE ENERGY CORPORATION

On April 27, 2004 the Company entered into a Stock Purchase Agreement ("Agreement") with Los Alamos Renewable Energy LLC ("LARE"), a limited liability company for which two of the Company's former officers and directors act as managing members. The Agreement entitles LARE to acquire a 66% in Renewable Energy Limited ("RECO") in exchange for subscribing for new shares in RECO for cash and a promissory note in an aggregate amount of $250,000. RECO is a wholly owned subsidiary of Renewable Energy Corporation ("REEL"), which is a majority owned subsidiary of the Company. At September 30, the Company has recognized a gain on the sale of REEL of $85,925. The gain of $85,925 is attributable to the recapture of the prior year and current year losses which have been recognized by the Company.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis of our plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The Company's fiscal year end is December 31.

The Company is a research and development company with no revenues and no immediate source or expectation of revenue generation. The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Virtually all of the capital raised to date has been allocated for research and the development activities and for administrative costs. All projects that were under development by the Company were experimental in nature and were recorded as research and development expenses with related general and administrative expenses. The Company has currently ceased all research and development operations.

Despite management's efforts to secure funding for research and development, the Company was unable to cure default provisions related to the payment of royalties to maintain license agreements between its subsidiaries and the technology licensors in connection with four primary projects, specifically SOLAREC, SOLAWATT, H20NOW and MECHS. The effect of this failure being that the license agreements pertaining to SOLAREC, SOLAWATT, H20NOW and MECHS were terminated by their respective licensors, Dr. Reed Jensen (SOLAREC) a former director of the Company and Dr. Melvin Prueitt (SOLAWATT, H20NOW and MECHS) a former director of the Company.

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

The Company remains the owner of intellectual property rights related to the acquisition of Hydro-Air Technologies, Inc. ("HAT") from Dr. Melvin Prueitt. HAT has certain intellectual property rights which the Company had intended to develop for the purpose of generating commercially viable electrical power using the energy generated by the heat of evaporation of water. The intellectual property rights are known as Hydro-Air Renewable Power System (HARPS) which includes two U.S. Patents, one granted on September 3, 1996 (number 5,551,238) and a second granted on July 28, 1998 (number 5,784,886), and Air Conditioner Energy System (ACES") which includes a U.S. Patent (and International filings) granted December 28, 1999 (number 6006538). Unfortunately, the HARPS and ACES projects have historically proven difficult to develop to working prototypes which caused the abandonment of research and development specific to these technologies. However, preliminary work, experiments completed and test results generated from both HARPS and ACES did prove useful to derivative projects that the Company did expect to become commercially viable. Since the Company is now without the licensed technology associated with these derivative projects, it has decided to abandon further research and development efforts related to renewable energy sources.

Management is currently seeking to identify a favorable business opportunity for the Company's shareholders. The Company does not plan to limit its search to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

Liquidity and Capital Resources

As of September 30, 2004, the Company had no significant assets except that patented technology related to projects no longer under development and a working capital deficit of $117,554. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months. Management believes that the Company can realize the minimum anticipated needs of the Company's operations through at least the calendar year ending December 31, 2004 based upon the belief that sufficient funding can be obtained from public or private debt or equity placements or from major shareholders in the form of loans. However, there can be no assurances to that effect. Should the Company be unable to obtain needed funds, it may be forced to curtail or cease its activities.

The Company adopted The 2003 Benefit Plan of Solar Energy Limited on September 12, 2003. Under the benefit plan, the Company could issue stock, or grant options to acquire the Company's common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion could also issue stock or grant options to other individuals, including consultants or advisors, who rendered services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock could be issued, or options granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promoted or maintained a market for the Company's stock. The Company had issued 1,000,0000 shares, the maximum permitted under the plan. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

The Company has no contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

<u>Critical Accounting Policies</u>

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

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business; (iii) the ability of the Company to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2004.

SOLAR ENERGY LIMITED

/s/ Nora Coccaro
Nora Coccaro
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

10(ii)	*

Stock Purchase Agreement dated April 27, 2004 between Renewable Energy Limited, Los Alamos Renewable Energy, LLC, Renewable Energy Corporation and the Company(incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 24, 2004).

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