Form 10KSB
period 2004-12-31
SOLAR ENERGY LTD
filed 2005-05-17
CIK 1058322

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

10(iii)	*

Agreement to Purchase and Sale dated November 17, 2004 between Manhattan Minerals Corp and the Company (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 1, 2004.

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

* Incorporated herein by reference