Form 10QSB
period 2005-06-30
SOLAR ENERGY LTD
filed 2005-08-19
CIK 1058322

2

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

10(ii)	*	Acquisition Agreement with Planktos, Inc., dated August 10, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005).
10(iii)	*	Acquisition Agreement with D2Fusion Inc., dated August 18, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005).
14	*	Code of Ethics Adopted March 30, 2004 (incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2004
31	Attached

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