Form 10QSB
period 2005-09-30
SOLAR ENERGY LTD
filed 2005-11-21
CIK 1058322

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB

(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
         period from              to               .

         Commission file number: 001-14791

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

                     145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2
                                (Address of principal executive office) (Zip Code)

                                                  (604) 669-4771
                                            (Issuer's telephone number)

Check  whether the  registrant:  (1) filed all reports  required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter  period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     X                                   No____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes                                         No   X

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of November 21, 2005 was 10,421,275.

                                                TABLE OF CONTENTS

                                                      PART I

ITEM 1.  FINANCIAL
STATEMENTS......................................................................................3

          Unaudited Consolidated Balance Sheet as of September 30,
          2005............................................4

          Unaudited Consolidated Statement of Operations for the three and nine months ended
          September 30, 2005 and
          2004..............................................................................5

          Unaudited Consolidated Statement of Cash Flows for nine months ended
          September 30, 2005 and
          2004..............................................................................6

          Notes to Unaudited Consolidated Financial
          Statements.....................................................8

ITEM 2.  MANAGEMENT'S PLAN OF
OPERATION............................................................................17

ITEM 3.  CONTROLS AND
PROCEDURES...................................................................................22

                                                      PART II

ITEM 1.  LEGAL
PROCEEDINGS.........................................................................................22

ITEM 2.  UNREGISTERED SALES OF EQUITY
SECURITIES...................................................................22

ITEM 3.  DEFAULTS UPON SENIOR
SECURITIES...........................................................................25............................
20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
.....................................................25

ITEM 5.  OTHER INFORMATION
.........................................................................................25

ITEM 6.
EXHIBITS..................................................................................................25

SIGNATURES.........................................................................................................26

INDEX TO
EXHIBITS..................................................................................................27

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Solar Energy Limited, a Delaware corporation and its subsidiaries, unless otherwise indicated.  In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals)
necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                               SOLAR ENERGY LIMITED
                                           (A DEVELOPMENT STAGE COMPANY)

                                        INTERIM CONSOLIDATED BALANCE SHEETS

                                                                                September 30,     December 31, 2004
                                                                                     2005
----------------------------------------------------------------------------- ------------------- ------------------
                                                                                 (Unaudited)

                                                      ASSETS

CURRENT ASSETS
   Cash                                                                            $    205,048          $      32
   Prepaid expenses                                                                     305,315                707
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                        510,363                739
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

FURNITURE AND EQUIPMENT, net of depreciation (Note 5)                                     4,938              2,965
----------------------------------------------------------------------------- ------------------- ------------------

OTHER ASSETS
   Deposits
                                                                                         25,300                300
   Investment in Mining and Mineral Rights (Note 4)                                           -             50,000
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                         25,300             50,300
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                    $   540,601     $       54,004
============================================================================= =================== ==================

                             LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                                 $   147,740        $    75,258
    Accrued liabilities                                                                 178,732            173,909
   Notes payable - related party (Note 8)                                                62,511             46,785
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                        388,983            295,952

DEBENTURES PAYABLE (Note 9)                                                           3,522,260                  -
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                      3,911,243            295,952
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 10)
      Common stock, $0.0001 par value, 50,000,000 shares authorized
           10,076,275 (2004 - 7,521,275) shares issued and outstanding                    1,008                752
   Shares to be issued                                                                   58,000                  -
   Additional paid-in capital                                                         4,394,864          3,660,620
   Deficit accumulated during the development stage                                  (7,824,514)        (3,903,320)
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                     (3,370,642)          (241,948)
----------------------------------------------------------------------------- ------------------- ------------------

                                                                               $        540,601     $       54,004
============================================================================= =================== ==================

              The accompanying notes are an integral part of these consolidated financial statements

                                               SOLAR ENERGY LIMITED
                                           (A DEVLOPMENT STAGE COMPANY)

                                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                       Three Months    Three Months    Nine Months     Nine Months    January 5, 1994
                                          Ended           Ended           Ended           Ended        (inception) to
                                      September 30,   September 30,   September 30,   September 30,    September 30,
                                           2005            2004            2005            2004             2005
------------------------------------- --------------- --------------- --------------- --------------- -----------------

                                      $                                               $
SALES                                 250,000                   $  -       $ 250,000  -                     $  250,000
COST OF SALES                                      -               -               -               -                 -
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

GROSS PROFIT                                 250,000               -         250,000               -           250,000
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

OPERATING EXPENSES
   General and administrative                437,142           2,473         711,697          78,141         2,784,596
   Research and development                        -               -               -          40,673         2,238,132
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

TOTAL OPERATING
       EXPENSES                              437,142           2,473         711,697         118,814         5,022,728
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

OPERATING LOSS                               187,142           2,473         461,697         118,814         4,772,728
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

OTHER INCOME (EXPENSE)
   Minority interest                               -               -               -           1,850           123,856
   Gain (loss) on investments                 20,000               -          40,000          85,925           378,440
   Loss on sale of assets                          -               -               -               -           (2,575)
   Write off patents                               -               -               -               -          (39,648)
   Write off goodwill                    (3,500,000)               -     (3,500,000)               -       (3,514,118)
   Interest income (expense)                     403               3             503           (590)          (53,879)
   Gain (loss) on sale of subsidiary               -               -               -               -            56,138
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

TOTAL OTHER INCOME
      (EXPENSE)                          (3,479,597)               3     (3,459,497)          87,185       (3,051,786)
------------------------------------- --------------- --------------- --------------- --------------- -----------------

NET INCOME (LOSS)                      $ (3,666,739)      $  (2,470)   $ (3,921,194)      $ (31,629)     $ (7,824,514)
===================================== =============== =============== =============== =============== =================

BASIC NET LOSS PER SHARE                    $ (0.38)        $ (0.00)        $ (0.30)        $ (0.00)
===================================== =============== =============== =============== ===============

WEIGHTED AVERAGE
       COMMON SHARES
       OUTSTANDING                        9,757,145       7,521,275      13,291,482       7,348,625
===================================== =============== =============== =============== ===============

              The accompanying notes are an integral part of these consolidated financial statements

                                               SOLAR ENERGY LIMITED
                                           (A DEVELOPMENT STAGE COMPANY)

                                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                         Nine Months     Nine Months   January 5, 1994
                                                                               Ended           Ended    (inception) to
                                                                       September 30,   September 30,     September 30,
                                                                                2005            2004              2005
--------------------------------------------------------------------- --------------- --------------- -----------------
                                                                                                              (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                             $                 $   (31,629)      $(7,824,514)
                                                                      (3,921,194)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                 445          10,730           197,450
  - bad debt                                                                       -               -           225,000
  - stock issued for services                                                433,500               -           685,515
  - stock issued for r&d expenses                                                  -               -           576,567
  - loss on sale of assets                                                         -               -             2,575
  - gain on investments                                                            -               -         (338,440)
  - gain on sale of subsidiary                                                     -        (85,925)          (56,137)
  - write off patents                                                              -               -            39,648
  - write off goodwill                                                     3,500,000               -         3,514,118
  - minority interest                                                              -        (40,182)         (123,856)
  - deposits                                                                       -               -             4,537
  - prepaid expenses                                                       (304,608)          23,058         (282,815)
  - accounts receivable                                                            -               -                39
  - accounts payable                                                          72,482        (15,430)           195,938
  - accrued expenses                                                           4,823         (7,253)           229,781
  - accrued debenture interest                                                22,260               -            22,260
--------------------------------------------------------------------- --------------- --------------- -----------------

NET CASH USED IN OPERATING ACTIVITIES                                      (192,292)       (146,631)       (2,892,334)
--------------------------------------------------------------------- --------------- --------------- -----------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Cash received on sale of investment                                              -               -            10,000
  Cash acquired from sale of subsidiary                                            -               -           180,000
  Cash acquired (sold) from sale of subsidiary                                     -               -           247,512
  Cash paid to subsidiary                                                          -               -         (107,568)
  Cash paid to RECO and Sunspring                                                  -               -           (2,076)
  Cash paid for patent costs                                                       -               -         (106,318)
  Cash paid for property and equipment                                       (2,418)               -          (62,298)
  Cash for deposits                                                                -               -           (4,837)
  Cash received on sale of assets                                                  -               -            23,000
  Cash received on forfeited deposit                                               -               -            50,000
  Cash for other receivable                                                        -               -         (275,000)
  Cash paid for mining & mineral rights                                       25,000               -          (25,000)
--------------------------------------------------------------------- --------------- --------------- -----------------

NET CASH USED IN INVESTING ACTIVITIES                                       (22,582)               -          (72,585)
--------------------------------------------------------------------- --------------- --------------- -----------------

          The accompanying notes are an integral part of these interim consolidated financial statements
SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Nine Months Nine Months January 5, 1994 (inception) to Ended September Ended September September 30, 30, 2005 30, 2004 2005 -------------------------------------------------------------- ----------------- ----------------- ------------------ (Note 1) CASH FLOWS FROM FINANCING ACTIVITIES Issued stock for cash 301,000 140,000 1,941,913 Cash received for subscription proceeds 58,000 - 58,000 Cash received for notes payable 15,726 - 514,133 Cash received from advances by shareholders - - 2,044,099 Cash paid on debt financing - (4,000) (1,388,178) -------------------------------------------------------------- ----------------- ----------------- ------------------ NET CASH FLOWS FROM FINANCING ACTIVITIES 374,726 136,000 3,169,967 -------------------------------------------------------------- ----------------- ----------------- ------------------ INCREASE IN CASH 205,016 (10,631) 205,048 CASH, BEGINNING OF PERIOD 32 14,033 - -------------------------------------------------------------- ----------------- ----------------- ------------------ CASH, END OF PERIOD $ 205,048 $ 3,402 $ 205,048 ============================================================== ================= ================= ================== Non-cash transactions: Refer to Notes 3 and 8. SUPPLEMENTARY DISCLOSURE: Interest paid $ - $ - $ 17,195 ======================================================== Income taxes paid $ - $ - $ - ======================================================== The accompanying notes are an integral part of these interim consolidated financial statements 27 SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) NOTES TO THE INTERIMCONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited) NOTE 1 - Summary of Significant Accounting Policies a. Organization Solar Energy Limited ("the Company") was incorporated as Taurus Enterprises, Inc. under the laws the State of Delaware on January 5, 1994. The Company was organized primarily for the purpose of operating a used automobile brokerage firm. The Company did not become operational and abandoned its attempts to establish the brokerage operation. In August of 1996 its shareholders decided to reactivate the Company, merge the Company with Salvage World, Inc., a private company, change the name to Salvage World, Inc. and reincorporate in the state of Nevada. On December 17, 1997 the Company merged with Solar Energy Limited, a Delaware corporation, organized on July 24, 1997 and changed the name to Solar Energy Limited. The surviving corporation is a Delaware corporation and the authorized shares were changed to 50,000,000 par value $0.0001. The Company's headquarters are located in Los Alamos, New Mexico. On January 1, 1998 the Company issued the initial 170,400 shares of stock and on October 21, 1998 an additional 530,000 shares were issued for the acquisition of 100% of Hydro-Air Technologies, Inc. ("Hydro") a New Mexico corporation organized June 18, 1997. Hydro owns various rights to patented intellectual property called Hydro-Air Renewable Power System ("HARPS"), and has developed a prototype system to generate electricity from the evaporation of water. Hydro's headquarters are located in Los Alamos, New Mexico. This business combination was accounted using the purchase method. Operations of Hydro have been included in the consolidated statement of operations since January 1, 1998. The Company valued the acquisition at $83,346, the amount of goodwill recorded for the acquisition. In January 1999 the Company issued 350,000 shares of stock for the acquisition of 100% of Renewable Energy Corporation ("RECO") a New Mexico corporation organized November 30, 1998. RECO owns various rights to patented intellectual property associated with the solar recycling of CO2 to produce fuel. RECO's headquarters are located in Los Alamos, New Mexico. The Company valued the acquisition at $440,000 consisting of cash paid of $20,000 and stock valued at $420,000. The Company acquired RECO assets of $49,500 and assumed liabilities of $49,400. The acquisition was recorded using the purchase method of a business combination. The statement of operations of RECO had been included in the consolidated statements of operation for the year ended December 31, 1999. RECO had no operations in 1998 therefore no pro forma information was presented. The Company recorded $439,900 of research & development expenses in connection with this acquisition. SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited) NOTE 1 - Summary of Significant Accounting Policies (continued) On June 30, 2000, the Company sold 100% of its interest in RECO to Jade Electronic, Inc., who changed their name to Renewable Energy Limited ("REEL"), for 63% of the outstanding stock of REEL and cash of $180,000. At the point of sale REEL had no assets and no liabilities, thus RECO became its only assets, liabilities and operations at June 30, 2000. Because the Company essentially sold 37% of its interest in RECO for cash of $180,000, the Company recorded minority of interest of $162,800 and a gain of $17,200. This acquisition was recorded by REEL as a reverse acquisition with RECO being the accounting acquirer, therefore no goodwill was recorded in the acquisition and REEL recorded the assets and liabilities of RECO at predecessor cost. The Company had consolidated its books with REEL as of December 31, 2000. In April 2000, the Company acquired all of the outstanding common stock of Sunspring, Inc. ("Sunspring") for $14,500. Sunspring was incorporated in April 2000 as Holisticom.com Limited and subsequently changed its name to Sunspring in August 2000. Sunspring was a development stage company and had directed its efforts towards development of new technology. On November 26, 2001, the Company exchanged all of its shares of common stock of Sunspring for 2,000,000 shares of restricted common stock and 8,000,000 shares of preferred stock of Sun Power Corporation ("Sun"). During the period November 26, 2001 to November 26, 2002, both Sun and the Company had the right to cancel this agreement. If either had cancelled, the 8,000,000 shares of preferred would have be returned to Sun and Sunspring would have been returned to the Company. The Company used the equity method to account for its investments and recognized a gain on the exchange. The restricted common stock and preferred stock of Sun were recorded at a basis of $0. On November 26, 2001, the Company exchanged all of its common stock in its 63% owned subsidiary, RECO, for 2,000,000 shares of restricted common stock and 8,000,000 shares of preferred stock of Sun. During the period November 26, 2001 to November 26, 2002, both Sun and the Company had the right to cancel this agreement. If either had canceled, the 8,000,000 preferred shares would have been returned to Sun and Sunspring would have been returned to the Company. The restricted common stock and preferred stock of Sun were recorded at a basis of $0. On December 30, 2002, the Company was returned all of its stock in its 63% owned subsidiary, RECO, and gave back 8,000,000 shares of preferred stock of Sun. In addition, on December 30, 2002, the Company was returned all of its stock in its 100% owned subsidiary, Sunspring, Inc. The Company kept the 2,000,000 shares of restricted common stock of Sun and recorded a basis of $0. On October 18, 2004, the Company entered into an agreement to sell all of the shares of Sun for $186,667, as of September 30, 2005, $136,667 remains owing and outstanding. SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited) NOTE 1 - Summary of Significant Accounting Policies (continued) On April 27, 2004, the Company entered into a stock purchase agreement for RECO with Los Alamos Renewable Energy, LLC, ("LARE") a limited liability company for which two of the Company's former officers and directors acted as managing members. Pursuant to the agreement, an additional 99,900 shares of common stock of RECO were issued to the Company and an additional 200,000 shares of RECO were issued to LARE. In effect, the Company now has a 33% interest in RECO and will use the equity method of accounting instead of the consolidation method. The Company has also forgiven debt due from RECO. At December 31, 2004, a gain of $56,138 had been recognized due to the recapture of prior year losses. On August 10, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of Planktos, Inc. ("Planktos") for the purchase price of $1,500,000 by issuing a 5-year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that Planktos realizes net income from operations. The debenture is convertible into the Company's shares at 10% below market, not to exceed $1.00, twelve months after the execution of the agreement until the expiration of the debenture. The agreement commits the Company to assist Planktos in the process of becoming a public company within six months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos' common stock and to advance up to $1,500,000 in the form of loans over twelve months. Should the Company fail to arrange the required financing within twelve months of the agreement, Russ George has the right to redeem the shares of Planktos in exchange for canceling any amounts due to him pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the Planktos shares to Mr. George. On August 17, 2005, the Company and Planktos executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation ("Diatom") whereby Diatom committed to assist the Company in providing developmental funding for a marine "iron-fertilization" prove out program in exchange for exclusive marketing and intellectual property rights to Planktos' CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. Solar will be responsible for funding the remainder. The Iron-Fertilization Prove-Out and Purchase Agreement also provides for a royalty agreement which will entitle Planktos and the Company to 75% of net sales revenue generated by Diatom from the sale of carbon emission reduction credits (CER) created from the sequestration process until the Company and Planktos have recouped their costs. Thereafter, the Company and Planktos will be entitled to 25% of net sales revenue generated by Diatom from the sale of CER's. Diatom has paid the Company $250,000 in cash for the exclusive marketing and intellectual property rights under the Iron-Fertilization Prove-Out and Purchase Agreement. SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited) NOTE 1 - Summary of Significant Accounting Policies (continued) On August 18, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of D2Fusion, Inc. ("D2Fusion") for the purchase price of $2,000,000 by issuing a 5-year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that D2Fusion realizes net income from operations. The debenture is convertible into the Company's shares at 10% below market, not to exceed one dollar ($1.00), twelve months after the execution of the agreement until the expiration of the debenture. The agreement commits the Company to arrange financing of not less than $2,200,000 and, within six months of the agreement, cause D2Fusion to have direct access to the public capital markets for the purpose of raising additional capital in excess of the Company's financing obligations. Should the Company fail to arrange the required financing within twelve months of the agreement, Russ George has the right to redeem the shares of D2Fusion in exchange for canceling any amounts due to him pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the D2Fusion shares to Mr. George. The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals. b. Accounting Method The Company recognizes income and expenses on the accrual basis of accounting. c. Earnings (Loss) Per Share The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share are not presented because it is anti-dilutive. d. Cash and Cash Equivalents The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. e. Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve extensive reliance on management's estimates. Actual results could differ from those estimates. SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited) NOTE 1 - Summary of Significant Accounting Policies (continued) f. Principles of Consolidation The September 30, 2005 financial statements include the accounts of the Company and its wholly owned subsidiaries Planktos, Inc., D2Fusion, Inc., Hydro-Air Technologies, Inc., Sunspring Inc., and Renewable Energy Ltd. All inter-company accounts and transactions have been eliminated in the consolidation. NOTE 2 - Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; (3) establishing revenues from commercializing of its projects; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. NOTE 3 - Development Stage Company The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues. NOTE 4 - Mining & Mineral Rights On August 11, 2005 the Company entered into a 90-day option agreement with Manhattan Minerals Corp. (Manhattan) to purchase certain mining and mineral rights located in the vicinity of Tambogrande, Peru. The Company and Manhattan, by mutual consent, terminated the agreement in May 2005, with the $50,000 paid pursuant to the purchase agreement to be refunded to the Company. As of September 30, 2005, $25,000 has been repaid and $25,000 remains owing and has been reclassified to Deposits. SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited) NOTE 5 - Property & Equipment Property and equipment consists of the following at September 30, 2005 and December 31, 2004: September 30 December 31 2005 2004 Office Equipment & Furniture $ 31,112 $ 28,695 Tools 2,264 2,264 33,376 30,959 Accumulated Depreciation (28,438) (27,994) Net Property & Equipment $ 4,938 $ 2,965 NOTE 6 - Patent Costs The Company has incurred legal costs in connection with the Patent process which the Company has rights to, and has therefore capitalized those costs and was amortizing them over a five year period. Amortization expense attributable to patents during 2004, 2003 and 2002 is $7,367, $24,591 and $7,200, respectively. At December 31, 2004, the patent costs were deemed impaired and the remaining balance of $39,648 was written off. NOTE 7 - Goodwill The Company recorded $3,500,000 of goodwill in connection with the acquisition of Planktos and D2Fusion due to the 0 equity position of these two companies. The Company chose to write off the entire $3,500,000 at September 30, 2005 because it failed to meet the impairment test on goodwill and other intangible assets as required by GAAP. NOTE 8 - Notes Payable - Related Party Bay Cove Investments, Ltd., a shareholder, loaned the Company $62,511 during the nine months ending September 30, 2005. The loans bear interest at 6% per annum and are due upon demand. The balance of the loans at September 30, 2005 is $69,016 that includes $6,505 of accrued interest owing. SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited) NOTE 9 - Debentures On August 10, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of Planktos for the purchase price of $1,500,000 by issuing a 5- year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that Planktos realizes net income from operations. The debenture is convertible into the Company's shares at 10% below market, not to exceed one dollar ($1.00), twelve months after the execution of the agreement until the expiration of the debenture. The agreement commits the Company to assist Planktos in the process of becoming a public company within six months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos' common stock and to advance up to $1,500,000 in the form of loans over twelve months. Should the Company fail to arrange the required financing within twelve months of the agreement, Russ George has the right to redeem the shares of Planktos in exchange for canceling any amounts due to him pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the Planktos shares to Mr. George. At September 30, 2005, $1,510,479 is owed including $10,479 of accrued interest. Refer to Note 11. On August 18, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of D2Fusion for the purchase price of $2,000,000 by issuing a 5- year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that D2Fusion realizes net income from operations. . The debenture is convertible into the Company's shares at 10% below market, not to exceed one dollar ($1.00), twelve months after the execution of the agreement until the expiration of the debenture. The agreement commits the Company to arrange financing of not less than $2,200,000 and, within six months of the agreement, cause D2Fusion to have direct access to the public capital markets for the purpose of raising additional capital in excess of the Company's financing obligations. Should the Company fail to arrange the required financing within twelve months of the agreement, Russ George has the right to redeem the shares of D2Fusion in exchange for canceling any amounts due to him pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the D2Fusion shares to Mr. George. At September 30, 2005, $2,011,781 is owed including $11,781 of accrued interest. Refer to Note 11. NOTE 10 - Stockholders' Equity Transactions During the nine months ending September 30, 2005, the Company issued 600,000 shares of common stock for services at $0.21 per share, 50,000 shares of common stock for services at $0.35 per share, 500,000 shares of common stock for services at $0.58 per share, and 1,405,000 shares of common stock for cash of $301,000. The Company has received $58,000 in subscription proceeds for a private placement at $0.20 per share, as of September 30, 2005 these shares have yet to be issued. Refer to Note 14. During 2004, the Company issued 650,000 shares of common stock for cash of $140,000. SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited) NOTE 11 - Commitments The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro. On August 10, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of Planktos. The agreement commits the Company to assist Planktos in the process of becoming a public company within six (6) months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos' common stock and to advance up to $1,500,000 in the form of loans over twelve months. Refer to Note 9. On August 17, 2005, the Company and its wholly owned subsidiary, Planktos, executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom whereby Diatom committed to assist the Company in providing developmental funding for a marine "iron-fertilization" prove out program in exchange for exclusive marketing and intellectual property rights to Planktos' CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 within six months of which Diatom has agreed to provide up to 25%. The Company will be responsible for funding the remainder of the developmental funding. On August 18, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of D2Fusion. The agreement commits the Company to arrange financing of not less than $2,200,000 and, within six (6) months of the agreement and to cause D2Fusion to have direct access to the public capital markets for the purpose of raising additional capital in excess of the Company's financing obligations. Refer to Note 9. NOTE 12 - Fair Value of Financial Instruments Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments approximate the carrying values of such amounts. NOTE 13 - Stock Options In October 2001, the company granted stock options to employees. The stock options vested in October 2003. The Company has adopted only the disclosure provisions for FAS No. 123 "Accounting for Stock-Based Compensation". Therefore, the Company accounts for stock-based compensation under the Accounting Principles Board Opinion No. 25. SOLAR ENERGY LIMITED (A DEVELOPMENT STAGE COMPANY) NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited) NOTE 13 - Stock Options (continued) Information with respect to the Company's stock options at September 30, 2005 is as follows: Weighted Stock Exercise Average Options Price Exercise Outstanding at January 1, 2003 500,000 $ .33 $ .33 Granted - - - Exercised - - - Forfeited - - - Outstanding at December 31, 2003 500,000 $ .33 $ .33 Granted - - - Exercised - - - Forfeited - - - Outstanding at September 30, 2005 500,000 $ .33 $ .33 NOTE 14 - Subsequent Event Subsequent to September 30, 2005, the Company issued 40,000 shares at $0.20 per share for cash proceeds of $8,000. Refer to Note 10. ITEM 2. MANAGEMENT'S PLAN OF OPERATION The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company's fiscal year end is December 31. This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management's good faith expectations and beliefs, which are subject to inherent uncertainties that are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the affect of future developments on the Company will be those anticipated by management. The words "believes," "expects," "intends," "plans," "anticipates," "hopes," "likely," "will," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties was to whether any of the Company's projects will ever be commercialized; (iii) the ability of the Company to achieve sufficient revenues through the commercialization of its projects to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company's forward-looking statements, please refer to the Company's filings with the Securities and Exchange Commission including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Business The Company is a research and development company with no revenues and no immediate source or expectation of revenue generation. The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. All of the Company's projects were experimental in nature and virtually all of the capital raised to date has been allocated for research and the development activities with related administrative costs. The Company has recently resumed research and development operations. Planktos, Inc. Planktos' business is primarily concerned with the commercial opportunities attendant to the Kyoto Protocol. The Kyoto Protocol enables companies and governments to offset regulated greenhouse emission restrictions by investing in CO2 reduction programs in exchange for certified emission reduction (CER) credits. CER credits are traded much like commodities with a current value of approximately twenty-five dollars per CER (which represents one ton of CO2 or equivalent). The Kyoto Protocol became law effective February 16, 2005, the result of which will be a rapidly expanding multi-billion-dollar market for CER credits. Planktos' near-term commercial objective is to produce CER credits at a cost of less than one dollar per ton utilizing proprietary technology designed to stimulate plankton growth in the world's oceans as a means by which to sequester CO2. Specifically, Planktos expects to implement its program of sequestration by "iron fertilization" of the ocean. The process of stimulating plankton growth and the overall mission of Planktos can be viewed on its website at www.planktosinc.com. On August 17, 2005, the Company and Planktos executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation whereby Diatom committed to assist the Company in providing developmental funding for the "iron-fertilization" prove out program in exchange for exclusive marketing and intellectual property rights to Planktos' CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 within six months of which Diatom has agreed to provide up to 25%. The Company will be responsible for funding the remainder of the developmental funding. The agreement also provides for a royalty that entitles Planktos and the Company to 75% of net sales revenue generated by Diatom from the sale of CER credits until the Company recoups its costs. Thereafter, Planktos and the Company will be entitled to 25% of net sales revenue generated by Diatom from the sale of CER credits. Diatom has paid $250,000 under the agreement to date. Planktos is committed to the implementation of the iron-fertilization prove out program during the first six months of 2006. D2Fusion Inc. D2Fusion is a research and development company staffed by scientists and engineers working toward the delivery of proprietary solid-state fusion aimed at entry level heat and energy applications for homes and industry. Solid-state fusion is a technology more widely recognized under the name "cold-fusion." Unlike the reactions in "cold-fusion," D2Fusion technology uses much simpler and more reliable solid state processes more akin to high temperature super-conductor physics to produce and control radiation-free fusion reactions. In this simplest form of fusion two deuterium atoms that are contained and constrained under solid-state conditions fuse to form a single helium atom. Each new helium atom created is accompanied by an enormous energy release. To put this into a more common perspective under ideal conditions, one gram of hydrogen fuel holds the equivalent to billions of watts of energy. Russ George and Dr. Tom Passell (formerly of the Nuclear Power Division of the Electric Power Research Institute of Palo Alto), who head the Foster City, California based company, have been involved with solid-state fusion research since 1989 and George's successful experimental prototypes have been tested at Stanford Research Institute. The immediate intention of D2Fusion is to produce kilowatt scale thermal prototypes that will be further tested and refined by collaborating research groups in the Silicon Valley, Los Alamos, the US Navy and Frascati, Italy. D2Fusion's ultimate goal is to produce heat and electricity at a fraction of today's cost, with no emissions. The Company is well aware of the controversy surrounding "cold fusion" technology. However, the Company believes that there is sufficient global evidence that the risk/reward ratio merits investment. As D2Fusion's prototype technology is scaled to commercial size it could help solve much of the world's energy, water, and pollution problems. The science and news surrounding solid-state fusion and D2Fusion can be viewed its website at www.D2Fusion.com. Current operations are focused on the engineering and development of practical solid-state fusion thermal energy modules. The teams are lead by Dr. Thomas Claytor at the Los Alamos facility (also of Los Alamos National Laboratory) and Dr. Thomas Passell at the Foster City facility. Both locations are engaged in the design and testing of fusion energy devices derived from work sometimes referred to as LENR (Low Energy Nuclear Reactions) or CANR (Chemically Assisted Nuclear Reactions). These reactions utilize deuterium, a common isotope of hydrogen, which when loaded into solid-state materials produces heat and helium without significant energetic radiation such as neutrons, gammas, and x-rays. Certain reactions produced by members of the Los Alamos team have also shown the production of minute amounts of tritium. Hydro-Air Technologies, Inc. The Company is the owner of intellectual property rights related to the acquisition of Hydro-Air Technologies, Inc. ("HAT") from Dr. Melvin Prueitt. HAT has certain intellectual property rights that the Company had intended to develop for the purpose of generating commercially viable electrical power using the energy generated by the heat of evaporation of water. Unfortunately, these projects proved difficult to develop into working prototypes that caused the Company to abandon research and development specific to these technologies. However, preliminary work, experiments completed and test results generated from the projects did prove useful to derivative projects that the Company expects may become commercially viable at some future date. Renewable Energy Limited The Company is the owner of a 33% interest in Renewable Energy Limited ("RECO"). The primary asset of RECO is a project called SOLAREC (Solar Reduction of Carbon Dioxide.) This project, lead by Dr. Reed Jensen involves the task of recycling carbon dioxide (CO2) into fuel using focused ultraviolet and visible light from the sun. One of the goals of the SOLAREC project is to use solar energy and carbon dioxide (CO2) to produce a clean usable fuel (gasoline, diesel, etc.) with electricity and oxygen as the only by-products. RECO has also developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal. The Company believes that the SOLAREC project has the potential to significantly address today's global energy and pollution problems but as a minority interest holder is no longer involved in on a day-to-day basis. Results of Operations During the nine month period ended September 30, 2005, the Company was involved in identifying favorable business opportunities, negotiations, and performing due diligence pursuant to agreements with D2Fusion and Planktos. The Company is now focused on completing the specific post-closing covenants of the acquisition agreements and beginning operations with both companies. The Company does not expect to receive revenues within the next twelve months of operation as both D2Fusion and Planktos remain in the research and development stage with no significant revenues. Net Losses For the period from January 5, 1994 to September 30, 2005, the Company recorded a net loss of $7,824,514. The Company's net losses are attributable to general and administrative expenses, research and development expenses and acquisitions costs. The general and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. The research and development expenses include costs associated with the pursuit of numerous non-fossil fuel energy technologies including solar power, cold fusion nuclear power and the sequestration of CO2 in the marine environment. The acquisition costs include expenses associated with the acquisition of Planktos and D2Fusion. The Company did not generate any revenues from operations during this period. The Company expects to continue to operate at a loss through fiscal 2005 due to the nature of the Company's operations. Capital Expenditures The Company expended $62,298 on furniture and equipment for the period from January 5, 1994 to September 30, 2005. As of September 30, 2005, the furniture and equipment has been depreciated by $57,360 leaving a balance of $4,938. Liquidity and Capital Resources As of September 30, 2005, the Company had current assets totaling $510,363 and a working capital surplus of $121,380. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months. Management believes that the Company can realize the minimum anticipated needs of the Company's operations through at least the calendar year ending December 31, 2005 based upon the belief that sufficient funding can be obtained from public or private debt or equity placements or from major shareholders in the form of loans. However, there can be no assurances to that effect. Further, the Company has no revenues and has a substantial need for significant capital to build its business. Should the Company be unable to obtain needed funds, it may be forced to curtail or cease its activities. Cash flow provided from financing activities was $374,726 for the nine month period ended September 30, 2005 as compared to cash flow provided from financing activities of $136,000 for the nine month period ended September 30, 2004. Funds realized from financing activities in the current nine month period were primarily from the sale of common equity and a related party loan. Cash flow used in operating activities was $192,292 for the nine month period ended September 30, 2005 as compared to cash flow used in operating activities of $146,631 for the nine month period ended September 30, 2004. The decrease in cash flow over the comparative periods was due in large part to increase in prepaid expenses. Cash flow used in investing activities was $22,582 for the nine month period ended September 30, 2005 as compared to cash flow used in investing activities of $0 for the nine month period ended September 30, 2004. Cash flow used in investing activities can be attributed to the refund of a $25,000 deposit paid towards an option for mining rights that was cancelled by mutual consent. On December 3, 2004, the Company adopted the 2004 Benefit Plan of Solar Energy Limited (the "Plan") pursuant to which the Company may issue up to 1,250,000 shares of its common stock through stock issuances, or the grant of stock options to acquire the Company's common stock, to employees, consultants or advisors, who contribute to the success of the Company provided that bona fide services are rendered to the Company and that such services are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the Plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company's securities. The Plan was registered under Form S-8 with the Securities and Exchange Commission on December 13, 2004. To date the Company has issued 1,150,000 shares pursuant to the Plan to consultants for services. There have been no options granted under the Plan. The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees. Critical Accounting Policies In the notes to the audited consolidated financial statements for the year ended December 31, 2004 included in the Company's Form 10-KSB, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. ITEM 3. CONTROLS AND PROCEDURES The Company's president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures. a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure. The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2005 and 2004. (b) Changes in internal controls over financial reporting. During the quarter ended September 30, 2005 there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. PART II ITEM 1. LEGAL PROCEEDINGS None. ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES On October 27, 2005, the Company authorized the issuance of 200,000 shares of common stock valued at $0.35 per share to Anitha Vasireddi for cash consideration in the amount of $70,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company. Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the "issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year. The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country. On October 27, 2005 the Company authorized the issuance of 40,000 shares of common stock valued at $0.25 per share to Robert Fisher on with the exercise of warrants for cash consideration in the amount of $10,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash with the exercise of warrants; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company. The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country. On October 6, 2005, the Company authorized the issuance of 50,000 shares of common stock valued at $1.40 per share to Andrew Wallace for services rendered as the Company's chief executive officer, chief financial officer and a director pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for services as an officer and director of the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company. The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country. On October 6, 2005, the Company authorized the issuance of 35,000 shares of common stock valued at $1.40 per share to Nora Coccaro for services rendered as a director of the Company pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for services as a director of the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company. The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country. On October 6, 2005, the Company authorized the issuance of 20,000 shares of common stock valued at $1.40 per share to William Sherban for services rendered as a director of the Company pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for services as a director of the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company. The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country. On August 3, 2005, the Company authorized the issuance of 100,000 shares of common stock valued at $0.20 per share to Global Asset Products AG for cash consideration in the amount of $20,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company. The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country. On July 27, 2005, the Company authorized the issuance of 180,000 shares of common stock valued at $0.20 a share to Robert Fisher for cash consideration in the amount of $36,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company. The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country. ITEM 3. DEFAULTS UPON SENIOR SECURITIES None. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS None. ITEM 5. OTHER INFORMATION None. ITEM 6. EXHIBITS Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 27 of this Form 10-QSB, and are incorporated herein by this reference. SIGNATURES In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 21th day of November 2005. SOLAR ENERGY LIMITED /s/ Andrew Wallace Andrew Wallace Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999
3(ii)	*	By-Laws (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999)andnbsp;
10(i)	*

Debt Settlement Agreement dated August 27, 2003 between the Company and Bay Cove Capital Corporation (incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2004

10(ii)	*	Acquisition Agreement with Planktos, Inc., dated August 10, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005).
10(iii)	*	Acquisition Agreement with D2Fusion Inc., dated August 18, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005).
10(iv)	*	Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation, dated August 18, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005).
14	*	Code of Ethics Adopted March 30, 2004 (incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2004
31	Attached

Certification of the Chief Executive Officerandnbsp; and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) andnbsp;of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

* Incorporated by reference to prior filingsandnbsp;with the Securities and Exchange Commission.