Form 10KSB/A
period 2004-12-31
SOLAR ENERGY LTD
filed 2006-01-30
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 001-14791

SOLAR ENERGY LIMITED
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2837828 (IRS Employer Identification Number)

145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2
(Address of Principal Executive Office)          (Postal Code)

(604) 669-4771
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)	Name of each Exchange on Which Registered None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A  [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No     X

The registrant's total consolidated revenues for the year ended December 31, 2004, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $9,501,651 based on the average closing bid and asked prices for the common stock on January 24, 2006.

On January 25, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 13,921,275.

Explanatory Note

This Form 10-KSB/A has been amended to restate the registrant's audited financial information for the period ended December 31, 2004. The financial statements filed with the initial Form 10-KSB by the registrant included a prior reported gain on the sale of a subsidiary that should have been deferred as unrealized and a prior reported receivable that has since been adjusted to zero. The restated financial statements filed hereby reflect these corrections.

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

The Company’s principal place of business is located at 145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2 and its telephone number is (604) 669 4771. The Company’s registered statutory office is located at The Company Corporation 2711 Centerville Road, Wilmington, Delaware 19808.

The Company currently trades on the Over the Counter Bulletin Board under the symbol “SLRE.OB”.

Description of Business

Since 1997 the Company has focused on the development of cost-effective solutions for global issues related to water, energy and pollution. The primary thrust of that focus has been in connection with the development of new and renewable energy sources that can compete with traditional energy sources without threatening the environment. All of the Company’s operations to date have been concentrated on research and development activities involving the use of solar energy, water and increasing engine efficiencies. However, despite the Company’s efforts, it is yet to make available any commercial application of the technologies under development. Further, the Company has had difficulty obtaining the capital required to continue research and development or build full-scale working prototypes for its existing projects and thus has let licensing agreements lapse. Consequently, the Company has had to consider alternatives for capital raising that might fund future development of existing technologies and enable the Company to evaluate new technologies for acquisition that might be synergistic with its focus.

HAT (HARPS and ACES)

The Company first research and development efforts were based on the acquisition of Hydro-Air Technologies, Inc. (“HAT”) from its founders which included Dr. Melvin Prueitt, who was formerly associated with the Los Alamos Laboratories. HAT had certain intellectual property rights which the Company intended to develop for the purpose of generating commercially viable electrical power using the energy generated by the heat of the evaporation of water. The intellectual property rights were known as Hydro-Air Renewable Power System (“HARPS”) which includes two U.S. Patents, one granted on September 3, 1996 (number 5,551,238) and a second granted on July 28, 1998 (number 5,784,886), and Air Conditioner Energy System (“ACES”) which includes a U.S. Patent (and International filings) granted December 28, 1999 (number 6006538).

Unfortunately, the HARPS and ACES projects proved difficult to develop working prototypes causing further development to be abandoned. Nonetheless, the preliminary work and experiments done and the test results generated from both HARPS and ACES have proven useful to derivative projects that the Company expects are more likely to become commercially viable.

HAT (SOLAWATT)

HAT is also responsible for the development of the Company’s SOLAWATT (the production of electricity from solar energy) project. SOLAWATT is the name for the Company’s unique plastic-film solar collectors, which are placed directly on the ground. The Company’s patent application for SOLAWATT (filed under its original and former name SPAESS) is S.N. 09/396,653. Each day there is a significant amount of energy striking the earth from the sun which if harnessed could provide electric power for the planet. PV panels are an excellent way to gather some of this energy, but the problem is that they turn off when the sun goes down. The traditional solar panels and processes have proved to be expensive for the practical production of electric power compared to the economies of electricity made with fossil fuel. SOLAWATT will provide economically produced power from the sun 24 hours per day. The power output decreases at night, but the demand for electricity also decreases at night. On hot summer days when a large amount of electric power is needed to run air conditioners, SOLAWATT performs at its best. SOLAWATT panels, consisting of tough plastic films with appropriate optical properties could conceivably be formed by an automated process in a factory and placed on large rolls. Transported to the field, the panels, which might be several hundred meters in length, can simply be rolled out onto the ground. Channels for water and air are provided in the panels. Insulation on the bottom of the panels is not necessary, since the ground becomes part of the heat energy storage system. Further development of the SOLAWATT had been bound by funding constraints. In 2004 the license agreement was terminated by former director Dr. Melvin Prueitt for failure to pay royalties.

RECO (SOLAREC)

At present, the Company holds a 33% interest in Renewable Energy Limited (“RECO”). The primary asset of RECO is a project called SOLAREC (Solar Reduction of Carbon Dioxide.) This project involves the task of recycling carbon dioxide (CO2) into fuel using focused ultraviolet and visible light from the sun. One of the goals of the project is to produce automotive fuels using only solar energy and carbon dioxide from the atmosphere creating commercial electricity as a by-product. The stated aim is to make electricity at less than five cents per kilowatt and gasoline at less than $1.00 per gallon; while, at the same time, reducing carbon dioxide content in the atmosphere. SOLAREC will use only solar energy plus carbon dioxide (CO2) from the atmosphere to produce a clean usable fuel (gasoline, diesel, etc.) with electricity and oxygen as by products. RECO has also developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal. The Company continues to believe that SOLAREC has the potential to significantly address today’s global energy and pollution problems though research and development has been suspended due to funding considerations. In addition, former director Dr. Reed Jensen has terminated the licensing agreement because of the Company’s inability to cure default provisions related to the payment of royalties do to inadequate funding. However, the Company anticipates that RECO will enter into a new license agreement with Dr. Jensen for the development of the SOLAREC technology.

On April 27, 2004, subsequent to the termination of the SOLAREC license agreement between RECO and Dr. Jensen, the Company, through Renewable Energy Corporation (“REEL”), a majority owned subsidiary of the Company, entered into a Stock Purchase Agreement with Los Alamos Renewable Energy LLC (“LARE”), a limited liability company for which two of the Company’s former officers and directors (David Jones and Dr. Jensen) act as managing members. The Agreement entitled LARE to acquire a 66% interest in RECO by subscribing for new shares in RECO for cash and a promissory note in an aggregate amount of $250,000. The full purchase price has since been paid and REEL is now a minority (33%) interest holder in RECO.

MECH

MECH (Motor, Expander, Compressor, and Hydraulics), another of the Company’s projects developed through HAT is a patent-pending concept for an engine (or compressor). MECH’s mission is to design an internal combustion engine having one-third the size of a conventional engine with the same power and 33% greater efficiency. The MECH engine could have a wide variety of applications from vehicles and propeller driven aircraft, to lawn mowers and chain saws. Internal combustion engines have a theoretical efficiency of well over 50%, but the actual efficiency of present-day car engines is only half that number. A large part of the energy loss is due to the sliding friction of the pistons in the cylinders. The Company has filed a patent application and made a small working prototype of MECH, which substitutes rolling friction for sliding friction in an internal combustion engine. The MECH concept can be adapted to an internal combustion engine, gas expander, compressor and hydraulic pump or hydraulic motor. Although the Company believes that the MECH’s technology has been proven to have commercial possibilities, research and development has been postponed due to inadequate funding. In addition, the license agreement has been terminated by former director Dr. Melvin Prueitt because of the Company’s inability to cure default provisions related to the payment of royalties.

Sunspring (H2ONOW)

Sunspring, Inc., a wholly owned subsidiary of the Company, was formed in 2000 to advance the Company’s patent pending process known as “H2ONOW”. This project addresses what is arguably the globe’s most significant problem of producing clean, potable water that is also inexpensive enough for agricultural purposes. H2ONOW is intended to minimize the cost of energy using solar collectors attached to a transducer to collect and store the solar energy used to power a reverse osmosis system. The Company’s aim with H2ONOW is to produce water at a cost of less than 50 cents per 1000 gallons, or 13 cents per cubic meter. The H2ONOW technology uses solar energy along with seawater to produce potable water. Unfortunately, the development of the H2ONOW project had been in abeyance pending funding and then the license agreement was terminated by former director Dr. Melvin Prueitt for the Company’s inability to pay royalties.

Pending Agreements and Offers to Purchase

The Company is keenly aware of the potential of its technologies but remains frustrated by inadequate funding. Despite aggressive attempts to effectively fund further research and development through equity placements or joint ventures within the renewable energy and low cost potable water industries, the Company has been unable to acquire the requisite capital.

Thus, the Company is considering alternative means of funding its research and development and is seeking to identify a favorable business opportunity for the Company’s shareholders without limiting its search to any particular industry. Instead, the Company is evaluating each opportunity based on its merits. The decision to participate in a specific business opportunity is and will be made upon a Company analysis of the prospective business using objective criteria.

Tambogrande, Peru

This broadening of scope has led the Company to explore the mining industry as an option for business. The Company has entered into an agreement with Manhattan Minerals Corp. (“Manhattan”) to acquire certain mining and mineral related rights located in the vicinity of Tambogrande, Peru.

The Company intends to acquire two separately classified blocks of mineral claims known as the Tambogrande Property and the Lacones Property, in addition to the assignment of an option agreement to acquire up to seven concessions known as the Papayo Joint Venture (“Peru Properties”). The sale of assets is to include all existing claims, mineral exploration rights, exploration results, consulting work and reports concluded by Manhattan in connection with the Peru Properties. The Company is aware that Manhattan’s interest in the Tambogrande Property and the Papayo Joint Venture are in dispute. Under the Agreement the Company must pay Manhattan an aggregate of $600,000 by the closing date and assume any and all obligations or liabilities pertaining to the Peru Properties including $2,367,000 in convertible promissory notes. Manhattan is to retain a 2% net smelter royalty while the Company will have the right to extinguish the net smelter royalty for an aggregate amount of $2,000,000 in cash or Company shares.

The Agreement remains subject to certain conditions precedent to closing. The precedents include the Company’s satisfaction with documentation related to the Peruvian Properties, obtaining consents from Peruvian authorities to any transfer of title, the approval of the Toronto Stock Exchange to the transaction, and releases from the holders of the promissory note obligations to be assumed by the Company. The closing date for the Agreement will be determined to be coincident to the removal, satisfaction or waiver of the subject clauses.

The Company’s journey into mining was brought about with the appointment of Peter Tsaparas as director. He contributes to the Company considerable experience in managing mining exploration companies and his expertise will be useful in the Peruvian venture.

Planktos

Subsequent to year end, in a step more in line with its “green” image, the Company has reached an agreement to acquire Planktos, Inc. (“Planktos”) as a wholly owned subsidiary. Planktos is a research and development company staffed by scientists and businessmen dedicated to improving the world’s marine environment by focusing on the commercial opportunities attendant to the Kyoto Protocol. The Kyoto Protocol enables companies and governments to offset regulated greenhouse emission restrictions by investing in carbon dioxide (“CO2”) reduction programs in exchange for certified emission reduction (CRE) credits. CRE credits are traded much like commodities with a current value of approximately ten dollars ($10.00) per CRE (which represents one ton of CO2 or equivalent). The Kyoto Protocol became law effective February 16, 2005. The result of the Kyoto legislation will be a rapidly expanding multi billion dollar market for CRE credits. Planktos’ near term commercial objective is to produce CRE credits at a cost that is significantly lower than the current market value of CRE credits utilizing proprietary technology designed to stimulate plankton growth in the world’s oceans as a means by which to sequester CO2 from the environment.

CO2 is the main cause of global warming. While there is much Kyoto-like legislation being put forth to slow the increase of CO2 within the planet’s atmosphere, scientists are looking to new methods to combat global warming effectively. Planktos has developed one of these methods. The science behind Planktos is not complicated. Terrestrial forests are typically thought of as the main source of sequestering CO2, converting it into organic carbon and oxygen. Planktos is looking beyond the land into the world’s oceans as they hold most of the world’s total biomass, a high percentage of which sequesters CO2. An important source of oceanic biomass is phytoplankton. Phytoplankton require iron to flourish. However, due climate and vegetation changes, the ocean’s iron levels have decreased and since the 1970‘s and the ocean’s phytoplankton has been decreasing at an ever increasing rate. Infusing iron into the world’s oceans will increase the plankton count, creating veritable forests in the sea. These “forests” will take CO2 from the air, convert it into organic carbon, and sink the carbon into the deep ocean, by far the greatest repository of carbon on the planet. Planktos has developed this technology utilizing plankton in the battle against global warming.

The process of stimulating plankton growth and the overall mission of Planktos can be viewed at their website: www.planktos.com.

Description of Industry

Worldwide demand for energy is expected to increase over the next 20 years. The Energy Information Administration of the U.S. Department of Energy estimates that between 2000 and 2020 the United States will need to add approximately 355 gigawatts (one gigawatt is equal to one billion watts) of new electricity capacity to meet projected increased demand. This represents an increase of approximately 40% over present generation capacity. The overwhelming majority of electricity is currently produced using hydrocarbon sources (natural gas, coal, petroleum). However, the total resource base for these fuels is limited, and there is increasing concern about the effect on the ecosystem of fossil fuel extraction and emissions. Volatile prices and environmental and political concerns pertaining to fossil fuels have also increased interest in electricity created using alternative, renewable, clean energy sources. In contrast to hydrocarbon energy resources which, once used, cannot be quickly replaced, renewable energy that flows from natural sources (such as sunlight, wind, and water sources) quickly and continuously replaces itself.

Solar-electric systems are an increasingly attractive source of electricity. According to the Earth Policy Institute report, world-wide production of solar cells was up more than 32% from 2002. In addition, the Institute for Environment and Sustainability, a branch of the European Commission’s Joint Research Centre, reported that for 2001 worldwide photovoltaic cell/module production was a $2.5 billion business, reflecting an average annual growth rate of 30% in the previous five years.

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

Government Regulation

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

The Company is in full compliance with the Resource Conservation Recovery Act (“RCRA”), the key legislation dealing with hazardous waste generation, management and disposal. The Company currently produces a very limited amount of chemical waste from its laboratory operations and has engaged a hazardous waste management service, Perma-Fix of New Mexico, Inc., a Notifying Transport, Transfer Station, and Used Oil Marketer (EPA # NM0000182121) to manage the disposal of any hazardous waste. Nonetheless, under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances.

The Company believes that it is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, the Company believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on its ability to conduct business.

Competition

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

The Company believes that competition in the search for the efficient application of renewable energy sources is based principally on the ability to successfully manage certain practical considerations. Competition revolves around the price of the equipment required to harness the energy as compared with other renewable energy applications and traditional systems, the period required to recover any higher installation or equipment costs from energy savings that might result from operation, the reliability of the system, public acceptance of renewable energy applications and the reputation of the manufacturer. The Company anticipates that projects currently under development can, with future research and development, respond successfully to these considerations.

Further, the Company believes that it has certain distinctive competitive advantages over all or many of its competitors that have enabled it to progress to its current level of technology development. The advantages include the breadth of its approach to applying renewable resources being not limited to one technology, the academic, technical and professional proficiency of its chief project managers, environmental integrity and the willingness of project managers to consider joint venture relationships with third parties to maximize resources in research and development. All of these factors in combination with the dedication of the Company’s personnel have enabled it to remain competitive in the search for the efficient application of renewable energy sources despite critical short falls in research and development funding.

Employees

The Company currently has no full time employees. Instead the Company’s management relies on the services of consultants, attorneys, and accountants as necessary, to satisfy public disclosure requirements and to pursue the Company’s plan of operation.

Reports to Security Holders

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s maintains an office located at 145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2. The office facilities consist of approximately 1,107 square feet, for which the Company pays approximately $1,950 a month. The term of the Company’s lease is five years terminating at the end of April in 2009.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

The Company’s common stock is traded on OTC Electronic Bulletin Board under the symbol SLRE.OB.

The table below sets forth the high and low sales prices for the Company’s common stock for each quarter of 2004 and 2003. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                -------------- -------------------------- --------------------- --------------------
                Year           Quarter Ended              High                  Low
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2003           March 31                   $0.28                 $0.12
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               June 30                    $0.35                 $0.05
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $0.46                 $0.26
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               December 31                $0.40                 $0.20
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2004           March 31                   $0.33                 $0.18
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               June 30                    $0.51                 $0.20
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $0.47                 $0.23
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               December 31                $0.47                 $0.16
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of January 25, 2006, there were approximately 238 shareholders of record holding a total of 13,921,275 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

On March 3, 2005 the Company authorized the issuance of 25,000 shares of common stock to Robert Lee valued at $0.20 per share in a private placement, relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933 (“Securities Act”), as amended.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On April 13, 2005 the Company authorized the issuance of 40,000 shares of common stock to Robert Fisher valued at $0.20 per share for consulting services rendered, relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933 (“Securities Act”), as amended.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On May 6, 2005 the Company authorized the issuance of 400,000 shares of common stock to Brian Lovig valued at $0.25 per share for consulting services rendered, relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933 (“Securities Act”), as amended.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On May 12, 2005 the Company authorized the issuance of 250,000 shares of common stock to Supreme Gold valued at $0.20 per share in a private placement, relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933 (“Securities Act”), as amended.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis of our plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The Company’s fiscal year end is December 31.

Plan of Operations

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

Despite management’s efforts to secure funding for research and development, the Company was unable to cure default provisions related to the payment of royalties to maintain license agreements between its subsidiaries and the technology licensors in connection with four primary projects, specifically SOLAREC, SOLAWATT, H20NOW and MECHS. The effect of this failure being that the license agreements pertaining to SOLAREC, SOLAWATT, H20NOW and MECHS were terminated by their respective licensors, Dr. Reed Jensen (SOLAREC) a former director of the Company and Dr. Melvin Prueitt (SOLAWATT, H20NOW and MECHS) a former director of the Company.

On April 27, 2004, subsequent to the termination of the SOLAREC license agreement between Renewable Energy Limited (“RECO”) and Dr. Reed Jensen, the Company through Renewable Energy Corporation (“REEL”), a majority owned subsidiary of the Company, entered into a Stock Purchase Agreement with Los Alamos Renewable Energy LLC (“LARE”), a limited liability company for which two of the Company’s former officers and directors (David Jones and Dr. Reed Jensen) act as managing members. The Agreement entitled LARE to acquire a 66% interest in RECO by subscribing for new shares in RECO for cash and a promissory note in an aggregate amount of $250,000. The full purchase price has since been paid and REEL is now a minority (33%) interest holder in RECO. The Company anticipates that RECO will enter into a new license agreement with Dr. Reed Jensen for the development of the SOLAREC technology.

The Company remains the owner of intellectual property rights related to the acquisition of Hydro-Air Technologies, Inc. (“HAT”) from Dr. Melvin Prueitt. HAT has certain intellectual property rights which the Company had intended to develop for the purpose of generating commercially viable electrical power using the energy generated by the heat of evaporation of water. The intellectual property rights are known as Hydro-Air Renewable Power System ( HARPS ) which includes two U.S. Patents, one granted on September 3, 1996 (number 5,551,238) and a second granted on July 28, 1998 (number 5,784,886), and Air Conditioner Energy System ( ACES”) which includes a U.S. Patent (and International filings) granted December 28, 1999 (number 6006538). Unfortunately, the HARPS and ACES projects have historically proven difficult to develop to working prototypes which caused the abandonment of research and development specific to these technologies. However, preliminary work, experiments completed and test results generated from both HARPS and ACES did prove useful to derivative projects that the Company did expect to become commercially viable. Since the Company is now without the licensed technology associated with these derivative projects, it has decided to postpone further research and development efforts related to renewable energy sources.

Management is currently seeking to identify a favorable business opportunity for the Company’s shareholders. The Company does not plan to limit its search to any particular industry, but will evaluate each opportunity on its merits.

Though the Company has submitted and agreement of sale and purchase and an offer to purchase two distinct business operations, it has not yet fully engaged in either the agreement or the offer as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

The Company’s plan of operation is prone to significant risks and uncertainties, some of which can have an immediate impact on its efforts to continue research and development, deter future prospects for commercialization and hinder the acquisition of business opportunities. The primary risk to the Company’s plan of operation is its inability to secure adequate funding.

Results of Operations

In the Agreement of Purchase and Sale dated November 17, 2004, the Company took steps to acquire certain mining and mineral rights from Manhattan Minerals Corp. Thus far, the Company has paid a total of $50,000 toward the purchase price of the rights. The Company paid a refundable deposit of $5,000 upon the signing of the agreement and $45,000 upon removal of the due diligence conditions in the Agreement. The Agreement remains subject to conditions precedent to the Company’s acquiring said mining rights.

Subsequent to the fiscal year ended 2004, the Company made an Offer to Purchase dated February 4, 2005, to acquire Planktos, Inc. The Offer is subject to the Company’s acceptance of Planktos’ twelve-month business plan and the Company’s shareholders’ approval of the final closing documents for the Offer. The Company has not yet satisfied all the terms of the Offer to Purchase and the agreement to acquire Planktos remains pending.

Liquidity and Capital Resources

As of December 31, 2004, the Company had no significant assets. Management believes that the Company will require a substantial infusion of capital over the next twelve months in order to revive its research & development efforts and finance both its pending Agreement of Purchase and Sale and Offer to Purchase. Since the Company has no revenues, it has depended and continues to depend on support from its principal shareholders. However, the Company has no binding agreement whereby shareholders are committed to continue funding its operation and therefore cannot provide any assurance that future funding will be forthcoming. Should funding fail to materialize in the next twelve months the Company may not be able to continue as a going concern.

Should funds become available over the next twelve months, the Company will require a minimum of $600,000 to meet essential cash operations of the Agreement of Sale and Purchase and a minimum of $1,500,000 to fulfill the terms of the Offer to Purchase. A minimum amount of funding will be required for administrative expenses including compliance with continuous disclosure requirements. Funding in excess of administrative expenses will be used toward financing the acquisition of other business opportunities.

Further, there can be no assurance offered to the public by these disclosures, or otherwise, that the Company will be successful, or that it will ultimately succeed as a going concern. To the extent that existing resources and any future earnings prove insufficient to fund its activities, the Company will need to raise additional funds through debt or equity financing. The Company cannot provide any assurance that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. In addition, any equity financing would result in dilution to the Company shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities or other financial or operational matters. The Company’s inability to obtain adequate funds will adversely affect its operations and the ability to implement is plan of operation.

The Company adopted The 2004 Benefit Plan of Solar Energy Limited on December 3, 2004. Under the benefit plan, the Company could issue stock, or grant options to acquire the Company’s common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion could also issue stock or grant options to other individuals, including consultants or advisors, who rendered services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock could be issued, or options granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promoted or maintained a market for the Company’s stock. The Company had issued 600,000 shares of the maximum 1,250,000 permitted under the plan. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to engage any employees.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2004 and 2003 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to standards of the public company accounting oversight board (United States).

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

On December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As WWA Group does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-KSB/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-KSB/A, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the Company’s business prospects; (iii) the ability of the Company to achieve and maintain sufficient revenues to fund operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $3,903,320 as of December 31, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing of its project; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2004, are attached hereto as pages F-1 through F-20.

Solar Energy Limited

(a Development Stage Company)

Consolidated Financial Statements

December 31, 2004 and 2003

                                                     Contents

Report of Independent Registered Public Accounting Firm                                                F-2

Consolidated Balance Sheets                                                                            F-3

Consolidated Statements of Operations                                                                  F-4

Consolidated Statements of Stockholders' Equity                                                        F-5

Consolidated Statement of Cash Flows                                                                   F-9

Notes to the Consolidated Financial Statements                                                        F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNING FIRM

To the Board of Directors and Stockholders of

Solar Energy Limited

We have audited the accompanying consolidated balance sheets of Solar Energy Limited (a Development Stage Company) (a Nevada Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002 and from inception on January 5, 1994 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited (a Development Stage Company) as of December 31, 2004 and 2003 and the results of its operations and cash flow for the years ended December 31, 2004 and 2003 and 2002 and from inception on January 5, 1994 through December 31, 2004 in conformity with the standards of the Public Company Accounting Oversight Board (United States).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the consolidated financial statements, there were errors in reporting the Company’s sale of RECO and Sunspring to Sun Power, and errors in the recording of the sale of Sun Power shares held by the Company. These errors were discovered by management as a result of a regulatory review. Accordingly, the consolidated financial statements have been restated to correct the errors.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

May 9, 2005, except for Note 14, 1(c.)(e.),5 and 7 dated January 13, 2006.

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                            Consolidated Balance Sheets
                                                                                           December 31,
                                                                                    2004                2003
                                                                                 (Restated)          (Restated)
                                                      Assets
Current Assets
   Cash$                                                                                  32           $  14,033
   Prepaid Expenses                                                                      707              22,500

Total Current Assets                                                                     739              36,533

Property and Equipment                                                                 2,965               3,018

Other Assets
   Patent Costs                                                                            -              57,406
   Goodwill                                                                                -              14,118
   Deposits                                                                              300               4,837
   Investment in Mining and Mineral Rights                                            50,000                    -

Total Other Assets                                                                    50,300              76,361

Total Assets                                                                 $        54,004  $          115,912

Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                                                          $        75,258  $           74,170
   Accrued Liabilities                                                               173,909             288,058
   Notes Payable - Related Party (Note 8)                                             46,785               4,000

Total Current Liabilities                                                            295,952             366,228

Long-Term Liabilities
   Minority Interest                                                                       -              40,182

Stockholders' Equity
   Common Stock 50,000,000 Shares Authorized at
     $.001 Par Value 7,521,275 and 6,871,275 Shares
     Issued and Outstanding, Respectively                                                752                 687
   Additional Paid In Capital                                                      3,660,620           3,520,685
   Deficit Accumulated During the Development Stage                              (3,903,320)         (3,811,870)

Total Stockholders' Equity                                                         (241,948)           (290,498)

Total Liabilities and Stockholders' Equity                                     $      54,004  $          115,912

The accompanying notes are an integral part of these financial statements.

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                       Consolidated Statements of Operations

Cumulative Total
                                                  For the Years Ended December 31,                      Since
                                             2004               2003                2002              Inception
                                          (Restated)                                                 (Restated)

Revenues                              $               -          $        -          $        -          $         -

Operating Expenses
   General and Administrative                   167,908             176,943             119,122           1,896,232
   Research and Development                           -             208,059              57,726           2,238,132
Total Operating Expenses                        167,908             385,002             176,848           4,134,364

Operating Income (Loss)                       (167,908)           (385,002)           (176,848)         (4,134,364)

Other Income (Expenses)
   Minority Interest                              1,238              66,969                   -             123,856
   Other Income                                  10,000              70,000                   -              80,000
   Gain (Loss) on Investments                         -                   -                   -              17,200
   Loss on Sale of Assets                             -                   -                   -             (2,575)
   Interest Income (Expense)                    (1,725)            (33,871)            (36,197)            (54,382)
   Write Off of Patents                        (39,648)                   -                   -            (39,648)
   Write Off of Goodwill                       (14,118)                   -                   -            (14,118)
   Gain (Loss) on Sale of Subsidiary            120,711                   -                   -             120,711

Total Other Income (Expense)                     76,458             103,098            (36,197)             231,044

Net Income (Loss)                     $        (91,450)   $       (281,904)  $        (213,045)  $      (3,903,320)

Net Income (Loss) Per Share           $           (.02)   $           (.06)  $            (.06)  $           (1.81)

Weighted Average Shares
   Outstanding                                7,354,886           4,780,472           3,670,588           2,153,528

The accompanying notes are an integral part of these financial statement

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity

                                                                                                     Accumulated
                                                                                 Additional          During the
                                                    Common Stock                   Paid-In           Development
                                             Stock             Amount              Capital              Stage
Balance at Beginning of
   Development Stage
   January 5, 1994                                    -          $        -          $        -          $        -

1/5/94 Stock Issued for
   Organization Costs                           125,000                  13               2,487                   -

Net Loss for the Year Ended
   December 31, 1994                                  -                   -                   -               (500)

Balance, December 31, 1994                      125,000                  13               2,487               (500)

Net Loss for the Year Ended
   December 31, 1995                                  -                   -                   -               (500)

Balance, December 31, 1995                      125,000                  13               2,487             (1,000)

10/96 Shares Issued for Cash
   at $20.00 Per Share                            1,300                   1              25,999                   -

11/96 Shares Issued for Cash
   at $.90 Per Share                                831                   -                 763                   -

12/96 Shares Issued for Cash
   at $2.00 Per Share                               125                   -                 251                   -

Stock Split Rounding
   Adjustment                                       595                 (1)                   1                   -

Net Loss for the Year Ended
   December 31, 1996                                  -                   -                   -            (24,013)

Balance, December 31, 1996                      127,851                  13              29,501            (25,013)

Net Loss for the Year Ended
   December 31, 1997                                  -                   -                   -             (4,000)

Balance, December 31, 1997                      127,851                  13              29,501            (29,013)

The accompanying notes are an integral part of these financial statement

                                              Solar Energy Limited
                                           (a Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity

                                                                                                     Accumulated
                                                                                 Additional          During the
                                                    Common Stock                   Paid-In           Development
                                             Stock             Amount              Capital              Stage
1/98 Shares Issued for
   Acquisition of Hydro-Air
   Technologies, Inc.                            70,400                   7                 (7)                   -

6/98 Shares Issued for Cash
   at $1.00 Per Share                           780,000                  78             779,922                   -

7/98 Shares Issued for Cash
   at $10.00 Per Share                           12,500                   1             124,999                   -

11/98 Shares Issued for Cash
   at $.10 Per Share                            200,000                  20             199,980                   -

Net Loss for the Year Ended
   December 31, 1998                           -                  -                   -                   (939,446)

Balance, December 31, 1998                    1,190,391                 119           1,134,394           (968,459)

4/99 Shares Issued for Cash
   at $10.00 Per Share                           10,000                   1              99,999                   -

1/99 Shares Issued for
   Acquisition of Renewable
   Energy Corporation at
   $12.00 Per Share                              35,000                   4             419,996                   -

10/99 Shares Issued for Cash
   at $1.80 Per Share                            80,000                   8             143,990                   -

Net Loss for the Year Ended
   December 31, 1999                           -                  -                   -                   (957,086)

Balance, December 31, 1999                    1,315,391                 132           1,798,380         (1,925,545)

Net Loss for the Year Ended
   December 31, 2000                           -                  -                   -                   (925,899)

Balance, December 31, 2000                    1,315,391                 132           1,798,380         (2,851,444)

The accompanying notes are an integral part of these financial statement

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity

                                                                                                     Accumulated
                                                                                 Additional          During the
                                                    Common Stock                   Paid-In           Development
                                             Stock             Amount              Capital              Stage
7/01 Shares Issued for
   Rounding in Connection
   with 10:1 Exchange                            35,396                   4                 (4)           -

8/01 Shares Issued for Cash
   at Average of $.23 Per Share                 350,000                  35              81,215           -

10/01 Shares Issued for Cash
   at $.25 Per Share                             50,000                   5              12,495           -

10/01 Shares Issued to Settle
   Debt at $.33 Per Share                     1,507,739                 151             502,808           -

10/01 Shares Issued for
   Services at $.33 Per Share                   113,682                  11              37,504           -

11/01 Shares Issued for Cash
   at $.51 Per Share                            275,000                  27             141,223           -

Net Loss for the Year Ended
   December 31, 2001(Restated)                        -                   -                   -           (465,476)

Balance, December 31, 2001(Restated)          3,647,208                 365           2,573,621         (3,316,920)

8/02 Shares Issued for Cash
   at $.30 Per Share                             56,113                   6              16,994           -

Net Loss for the Year Ended
   December 31, 2002                                  -                   -                   -           (213,045)

Balance, December 31, 2002(Restated)          3,703,321                 370           2,590,615           (3,529,965)

1/03 Shares Issued for Cash
   at $.30 Per Share                             23,000                   2               6,898           -

2/03 Shares Issued for Cash
   at $.30 Per Share                             60,000                   6              17,994           -

The accompanying notes are an integral part of these financial statement

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity

                                                                                                     Accumulated
                                                                                 Additional          During the
                                                    Common Stock                   Paid-In           Development
                                             Stock             Amount              Capital              Stage
9/03 Shares Issued to Settle
   Debt at $.30 Per Share                     2,734,954                 274             820,213           -

10/03 Shares Issued for
   Services at $.20 Per Share                   200,000                  20              39,980           -

10/03 Shares Issued for Cash
   at $.30 Per Share                            150,000                  15              44,985           -

Net Loss for the Year Ended
   December 31, 2003                                  -                   -                   -           (281,905)

Balance, December 31, 2003(Restated)          6,871,275                 687           3,520,685          (3,811,870)

3/04 Shares Issued for Cash
   at $.20 Per Share                            450,000                  45              89,955           -

05/04 Shares Issued for Cash
   at $.25 Per Share                            200,000                  20              49,980           -

Net (Loss) for the Year
   Ended December 31, 2004
   (Restated)                                         -                   -                   -            (91,450)

Balance, December 31, 2004(Res)               7,521,275   $             752  $        3,660,620  $      (3,903,320)

The accompanying notes are an integral part of these financial statement

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                       Consolidated Statements of Cash Flows

                                                                                                           Cumulative Total
                                                           For the Years Ended December 31,                      Since
                                                     2004                2003                2002              Inception
                                                  (Restated)                                                  (Restated)
Cash Flow from Operating Activities
   Net Income (Loss)                           $        (91,450)  $        (281,904)  $        (213,045)  $             (3,903,320)
   Adjustments to Reconcile Net Loss
   to Net Cash Provided by Operations
   (Net of Acquisition/Sale)
     Amortization/Depreciation                            14,079              34,093              14,025                    197,005
     Bad Debt                                                  -                   -                   -                    225,000
     Stock Issued for Services                                 -              17,500              17,000                    252,015
     Stock Issued for R and D Expenses                         -                   -                   -                    439,900
     Loss on Sale of Assets                                    -                   -                   -                      2,575
     Gain on Investments                                       -                   -                   -                   (17,199)
     Gain on Sale of Subsidiary                        (120,711)                   -                   -                  (120,711)
     Write Off of Patents                                 39,648                   -                   -                     39,648
     Write Off of Goodwill                                14,118                   -                   -                     14,118
     Minority Interest                                   (1,238)            (66,968)                   -                  (123,856)
     Deposits                                              4,537                   -                   -                      4,537
   Increase (Decrease) in:
     Prepaid Expenses                                     21,793                 595               (195)                     21,793
     Accounts Receivable                                       -                   -              11,994                         39
     Accounts Payable                                   (26,874)             (9,475)            (22,298)                    123,456
     Accrued Expenses                                        479             115,481              77,184                    224,958

Net Cash Used in Operating Activities                  (145,619)           (190,678)           (115,334)                (2,620,042)

Cash Flows from Investment Activities
   Cash Acquired from Sale of Subsidiary                       -                   -                   -                    180,000
   Cash Acquired (Sold) from Subsidiary                    (177)                   -                   -                    247,512
   Cash Paid to Subsidiary                                     -                   -                   -                  (107,568)
   Cash Paid to RECO and Sunspring                             -                   -             (2,076)                    (2,076)
   Cash Paid for Patent Costs                                  -             (3,368)            (10,399)                  (106,318)
   Cash Paid for Property and Equipment                        -               (883)             (1,539)                   (59,880)
   Cash Paid for Deposits                                      -                   -                   -                    (4,837)
   Cash Received on Sale of Assets                             -                   -                   -                     23,000
   Cash Paid for Notes Receivable                              -                   -                   -                  (275,000)
   Cash Paid for Mining and Mineral Rights              (50,000)                   -                   -                   (50,000)

Net Cash Provided by Investing Activities               (50,177)             (4,251)            (14,013)                  (175,167)

The accompanying notes are an integral part of these financial statement

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                       Consolidated Statements of Cash Flows

                                                                                                           Cumulative Total
                                                           For the Years Ended December 31,                      Since
                                                     2004                2003                2002              Inception
                                                  (Restated)

Cash Flows from Financing Activities
   Issued Stock for Cash                       $         140,000  $           69,900  $                -          $       1,640,913
   Cash Received for Notes Payable                        87,285                   -             136,122                    498,407
   Cash Received from Advances by
     Shareholders                                              -             117,046                   -                  2,044,099
   Cash Paid on Debt Financing                          (45,490)             (8,500)                   -                (1,388,178)

Cash Provided by Financing Activities                    181,795             178,446             136,122                  2,795,241

Net Increase (Decrease) in Cash                         (14,001)            (16,483)               6,775                         32

Cash, Beginning of Year                                   14,033              30,516              23,741                          -

Cash, End of Year                              $              32  $           14,033  $           30,516  $                      32

Supplemental Cash Flow Information
   Cash Paid For:
     Interest                                  $               -          $        -          $        -          $          17,195
     Taxes                                                     -                   -                   -                          -

The accompanying notes are an integral part of these financial statement

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

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

December 31, 2004 and 2003

NOTE 1 — Summary of Significant Accounting Policies (continued)

On June 30, 2000, the Company sold 100% of its interest in RECO to Jade Electronic, Inc., who changed their name to Renewable Energy Limited (REEL) for 63% of the outstanding stock of REEL and cash of $180,000. At the point of sale REEL had no assets and no liabilities, thus RECO became its only assets, liabilities and operations at June 30, 2000. Because the Company essentially sold 37% of its interest in RECO for cash of $180,000, the Company recorded minority of interest of $162,800 and a gain of $17,200. This acquisition was recorded by Jade as a reverse acquisition with RECO being the accounting acquirer, therefore no goodwill was recorded in the acquisition and REEL recorded the assets and liabilities of RECO at predecessor cost. The Company has consolidated its books with REEL as of December 31, 2000.

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

On November 26, 2001, the Company exchanged all of its common stock in its 63% owned subsidiary, Renewable Energy Corporation (RECO), for 2,0000, shares of restricted common stock and 8,000,000 shares of preferred stock of Sun Power Corporation (Sun). During the period November 26, 2001 to November 26, 2002, both Sun and the Company had the right to cancel this agreement. If either canceled, the 8,000,000 preferred shares would be returned to SunPower and Sunspring would be returned to the Company. The restricted common stock and preferred stock of Sun were recorded at a basis of $0.

On December 30, 2002, the Company was returned all of its stock in its 63% owned subsidiary, Renewable Energy Corporation (RECO), and gave back 8,000,000 shares of preferred stock of Sun Power Corporation. In addition, on December 30, 2002, the Company was returned all of its stock in its 100% owned subsidiary, Sunspring, Inc., and gave back 8,000,000 shares of preferred stock to Sun Power Corporation. The Company kept the 2,000,000 shares of restricted common stock of Sun Power and recorded a basis of $0.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 — Summary of Significant Accounting Policies (continued)

On April 27, 2004, the Company entered into a stock purchase agreement for Renewable Energy Corp. (RECO) with Los Alamos Renewable Energy, LLC, (LARE) a limited liability company for which two of the Company’s former Officers and Directors act as managing members. Pursuant to the Agreement, an additional 99,900 shares of common stock of RECO were issued to the Company and an additional 200,000 shares of RECO were issued to LARE. In effect, the Company now has a 21% interest in RECO and will use the equity method of accounting instead of the consolidation method. The Company has also forgiven debt due from RECO. At December 31, 2004, a gain of $56,138 has been recognized due to the recapture of prior year losses.

The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

b. Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting.

c.     Earnings (Loss) Per Share(Restated)

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share are not presented because it is anti-dilutive.

                                                                        Income (loss)          Shares             Per-Share
                                                                          (Numerator)        (Denominator)           Amount
For the year ended December 31, 2004
Basic EPS
Income (loss) to common stockholders                              $         (91,450)           7,354,886  $           (.01)

For the year ended December 31, 2003
Basic EPS
Income (loss) to common stockholders                              $        (281,904)           4,780,472  $           (.06)

For the year ended December 31, 2002
Basic EPS
Income (loss) to common stockholders                              $        (213,045)           3,670,588  $           (.06)

From inception January 5, 1994 to
December 31, 2004                                                 $      (3,903,320)           2,153,528  $          (1.81)

d. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 — Summary of Significant Accounting Policies (continued)

e.     Provision for Income Taxes(Restated)

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $3,900,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation accounts are as follows at December 31, 2004 and 2003.

                                                                         2004                2003
   Deferred tax asset:
     NOL carrryforward                                            $        1,326,000       $  1,296,000
     Valuation allowance                                                 (1,326,000)         (1,296,000)
       Total                                                      $                -          $        -

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

g. Principles of Consolidation

The December 31, 2004 and 2003 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc., Sunspring Inc., and Renewable Energy Ltd. All intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 2 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing of its project; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 3 — Development Stage Company

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE 4 — Stockholders’ Equity Transactions

During 2004, the Company issued 650,000 shares of common stock for cash of $140,000.

In August 2002, the Company issued 56,113 shares of common stock for services at $ .30 per share. During 2003, the following shares of common stock were issued:

                         Month                          Shares                    Per Sh.              Exchange
                     January, 2003                      23,000         $             .30                Cash
                    February, 2003                      60,000         $             .30                Cash
                    September, 2003                  2,734,954         $             .30                Debt
                     October, 2003                     150,000         $             .30                Cash
                     October, 2003                     200,000         $             .20               Service

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

December 31, 2004 and 2003

NOTE 4 — Stockholders’ Equity Transactions (continued)

During May 1999, the Company issued 100,000 shares of its common stock for cash of $100,000.

During November 1999, the Company issued 800,000 shares of its common stock for cash of $144,000.

NOTE 5 — Property & Equipment (Restated)

Property and equipment consists of the following at December 31, 2004 and 2003:

                                                                         2004                2003
                                                                                          (Restated)
         Office Equipment and Furniture                           $           28,695  $           34,794
         Tools                                                                 2,264               2,264
                                                                              30,959              37,058
         Accumulated Depreciation                                           (27,994)            (34,040)
         Net Property and Equipment                               $            2,965  $            3,018

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 is $2,052, $9,501 and $3,996, respectively.

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

NOTE 7 – Goodwill (Restated)

The Company recorded Goodwill in connection with the acquisition of Hydro, due to the negative equity position of Hydro. A total of $83,346 was recorded upon acquisition and was being amortized over a 5 year period, until the adoption by the company on January 1, 2002 of SFAS 142 (See Note 12). The Company is now required to perform an impairment test on goodwill and other intangible assets annually. The realization of this asset is contingent upon Hydro’s ability to generate revenues from the HARPS process. Goodwill is $0, and $14,118 at December 31, 2004 and 2003, respectively.

NOTE 8 — Notes Payable — Related Party

Bay Cove Investments, Ltd., a shareholder, loaned the Company $86,785 and $117,046 during 2004 and 2003, respectively. The loans bear interest at 6% per annum and are due upon demand. In October of 2003, $820,486 was converted to common stock at $.30 per share. The balance of the loans at December 31, 2004 and 2003 is $46,785 and $4,000 respectively.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 9 – Mining & Mineral Rights

On November 17, 2004, the Company entered into an agreement with Manhattan Minerals Corp. (Manhattan) to purchase certain mining and mineral rights located in the vicinity of Tambogrande, Peru. These mining and mineral rights consist of the following:

Tambogrande property which is comprised of 8,000 ha that surrounds and includes the city of Tambogrande. This property is currently under arbitration.

Lancones property (including the Perla concession compromising of approximately 1,900 ha) compromising of approximately 33,000 ha that surrounds the Tambogrande property. This property is in good standing other than certain work assessments are in arrears.

Option Agreement with Empressa Minerande Centro del Peru, S.A. to acquire up to 100% of seven concessions aggregating approximately 3,200 ha known as the Papayo Joint Venture. This option agreement may not be in effect and is in dispute.

Pursuant to the purchase agreement, the Company must pay cash of $600,000 of which $50,000 has been paid as of December 31, 2004. The balance of $550,000 is due upon closing. In addition to cash, the Company must assume the liabilities and obligations pertaining to the properties, including the $2,367,000 convertible redeemable notes issued by Manhattan and secured by the Lancone and Papayo properties.

Manhattan will retain a 2% net smelter royalty (NSR) with respect to the Peruvian properties. The Company will retain a right of first refusal to purchase the NSR and will have the option to buy down the NSR for $100,000 for each 1/10 of 1% acquired (aggregating $2,000,000 for the full 2% NSR) in cash or shares of the Company.

NOTE 10 — Commitments

The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

NOTE 11 — Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments approximate the carrying values of such amounts.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 12 – Stock Options

In October 2001, the company granted stock options to employees. The stock options vested in October 2003.

The Company has adopted only the disclosure provisions for FAS No. 123 “Accounting for Stock-Based Compensation”. Therefore, the Company accounts for stock-based compensation under the Accounting Principles Board Opinion No. 25.

Information with respect to the Company’s stock options at December 31, 2004 is as follows:

                                                                                              Weighted
                                                          Stock             Exercise             Average
                                                         Options              Price             Exercise
Outstanding at January 1, 2003                           500,000  $              .33  $             .33
     Granted                                                -                     -                   -
     Exercised                                              -                     -                   -
     Forfeited                                              -                     -                   -
Outstanding at December 31, 2003                         500,000  $              .33  $             .33
     Granted                                                -                     -                   -
     Exercised                                              -                     -                   -
     Forfeited                                              -                     -                   -
Outstanding at December 31, 2004                         500,000  $              .33  $             .33

NOTE 13 – Subsequent Event

On February 4, 2005, the Company entered into an agreement to acquire Planktos, Inc., (Planktos) a private California company. Pursuant to the agreement, the Company will acquire 100% of the common stock of Planktos for a purchase price of $1,500,000. The $1,500,000 is deemed paid by the Company upon issuance of a $1,500,000 convertible debenture with the following terms: 5 year term, bears interest at 5% and convertible into the Company shares at 10% below market. It is the intent of the Company to take Planktos public within six months of the closing date. The Company further commits to raising an additional $1,000,000 for Planktos prior to the completion of taking Planktos public. If Planktos is not public within six months, the shareholders of Planktos have the right to redeem their shares of Planktos by canceling the $1,500,000 debenture payable by the Company.

NOTE 14 – Restatement of Financial Statements

The financial statements for the year ended December 31, 2004 and 2003 have been restated. The sale of the Sun Power shares was originally reported as a gain of 186, 667 with a receivable of $176,667 remaining at December 31, 2004. During 2005, management determined that there was not a closing for the sale of these shares. Therefore, the other receivable balance has been adjusted to zero and the offset adjustment was a decrease to the gain on sale of investments of $176,667.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 14 – Restatement of Financial Statements (Continued)

During a regulatory review, it was discovered that the gain reported on the sale of RECO and Sunspring to Sun Power in 2001, should have been deferred as unrealized due to the mutual cancellation provision in the agreement. The gain of $64,573 was therefore deferred in 2001, and in 2002 when RECO and Sunspring were returned to the Company, the goodwill and fixed assets recorded from this transaction were removed and offset against other comprehensive income (a contra equity account). The restatement affected these financial statements in 2003 by a reduction of fixed assets of $10,448, a reduction of goodwill of $54,125, and a reduction of retained earnings of $64,573. On the statement of operations, the inception column has a decrease in the gain/(loss) on Investment of $64,573 and an increase in gain/(loss) on sale of subsidiary in the same amount. The statement of operations for 2004 has been restated by increasing the gain/(loss) on sale of subsidiary by $64,573. The statement of stockholder’s equity reflects an increased loss in 2001 of $64,573 and decreased loss in 2004 in the same amount. The statement of cashflow has similar changes as the statement of operations. A summary of the changes in each period presented in these financial statements are as follows:

                                         Original file       Restate Filing        Original file      Restate Filing
                                            12/31/03            12/31/03             12/31/04            12/31/04
                                         ---------------     ----------------     ----------------    ----------------
                                         ---------------     ----------------     ----------------    ----------------
Cash                                 $           14,033  $            14,033  $                32  $               32
Prepaid Expenses                                 22,500               22,500                  707                 707
Other Receivables                                     -                    -              176,667                   -
Property and Equipment                           13,466                3,018                2,965               2,965
Patent Cost                                      57,406               57,406             -                          -
Goodwill                                         68,243               14,118             -                          -
Deposits                                          4,837                4,837                  300                 300
Investment in Mining Rights                           -                    -               50,000              50,000
                                         ---------------     ----------------     ----------------    ----------------
                                         ---------------     ----------------     ----------------    ----------------
     Total Assets                    $          180,485  $           115,912  $           230,671  $           54,004
                                         ---------------     ----------------     ----------------    ----------------
                                         ---------------     ----------------     ----------------    ----------------

Accounts Payable                     $           74,170  $            74,170   $           75,258  $           75,258
Accrued Liabilities                             288,058              288,058              173,909             173,909
Notes Payable                                     4,000                4,000               46,785              46,785
Minority Interest                                40,182               40,182             -                          -
Common Stock                                        687                  687                  752                 752
Paid In Capital                               3,520,685            3,520,685            3,660,620           3,660,620
Accumulated Deficit                         (3,747,297)          (3,811,870)          (3,726,653)         (3,903,320)
                                         ---------------     ----------------     ----------------    ----------------
                                         ---------------     ----------------     ----------------    ----------------
     Total Liabilities and
     Stockholders' Equity             $         180,485   $          115,912   $          230,671  $           54,004
                                         ---------------     ----------------     ----------------    ----------------

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 14 – Restatement of Financial Statements (Continued)

                          File            Filing           File            Filing            File          Filing
                        12/31/04         12/31/04        12/31/03         12/31/03         12/31/02         12/31/02
                      -------------    -------------    ------------     ------------     ------------     -----------
                      -------------    -------------    ------------     ------------     ------------     -----------
Revenue            $             -        $       -        $       -       $        -       $        -       $       -
Operating
   Expenses                167,908          167,908          385,002          385,002          176,848         176,848
                      -------------    -------------    ------------     ------------     ------------     -----------
                      -------------    -------------    ------------     ------------     ------------     -----------
Operating
   (Loss)                (167,908)        (167,908)        (385,002)        (385,002)        (176,848)       (176,848)
Minority
   Interest                  1,238            1,238           66,969           66,969                -               -
Other Income                     -           10,000                -           70,000                -               -
Gain (Loss) on
   Investment              186,667                -           70,000                -                -               -

                                                          Interest Income
   (Expense)               (1,725)          (1,725)         (33,891)         (33,891)         (36,197)        (36,197)
Write Off of
   Patents                (39,648)         (39,648)                -                -                -               -
Write off of
   Goodwill               (14,118)         (14,118)                -                -                -               -
Gain (Loss) on
   Sale of
   Subsidiary               56,138          120,711                -                -                -               -
                      -------------    -------------    ------------     ------------     ------------     -----------
                      -------------    -------------    ------------     ------------     ------------     -----------
Net Income         $        20,644  $      (91,450)  $     (281,904)   $    (281,904)   $    (213,045)   $   (213,045)
                      -------------    -------------    ------------     ------------     ------------     -----------
                      -------------    -------------    ------------     ------------     ------------     -----------
EPS                $           .00  $         (.01)  $         (.06)   $        (.06)   $        (.06)   $       (.06)
                      -------------    -------------    ------------     ------------     ------------     -----------

Effect of Restatement on Quarterly 10-Qs in 2004:

                        Q1 2004          Q1 2004          Q2 2004          Q2 2004          Q3 2004        Q3 2004
                        Original         Restated        Original         Restated         Original         Restated
                      -------------    -------------    ------------     ------------     ------------     -----------
                      -------------    -------------    ------------     ------------     ------------     -----------
Revenues           $             -  $             -  $             -   $            -   $            -   $           -
Operating
   Expenses                 64,746           64,746         (51,595)         (51,959)          (2,473)         (2,473)
Other Expenses               1,265            1,265           85,926          150,499                3               3
                      -------------    -------------    ------------     ------------     ------------     -----------
                      -------------    -------------    ------------     ------------     ------------     -----------
Net Income
   (Loss)          $      (63,481)  $      (63,481)  $        34,331   $       98,904   $      (2,470)   $     (2,470)
                      -------------    -------------    ------------     ------------     ------------     -----------
                      -------------    -------------    ------------     ------------     ------------     -----------
EPS                $         (.01)  $         (.01)  $           .00   $          .01   $        (.00)   $       (.00)
                      -------------    -------------    ------------     ------------     ------------     -----------

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

The audit reports of Chisholm on the Company’s financial statements for the fiscal years ending December 31, 2003 and December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal years ending December 31, 2003 and December 31, 2002 including the subsequent interim periods since engagement through February 10, 2004, the date of dismissal, the Company had no disagreements with Chisholm with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Chisholm to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal years ending December 31, 2003 and December 31, 2002 including the subsequent interim periods since engagement through February 10, 2004, the date of Chisholm’s dismissal, and prior to the appointment of Bierwolf, the Company (or anyone on its behalf) did not consult with Bierwolf regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Bierwolf in respect to these matters during the time periods detailed herein.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, he evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2004. Based on this original evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

However, subsequent to the filing of the Company’s annual report our chief executive officer and chief financial officer concluded that certain financial information previously disclosed by the Company was inaccurate and warranted a restatement. The determination to restate the Company’s financial statements was reached in connection with the Company’s Form 10-KSB filing for the period ended December 31, 2004 and Form 10-QSB filings for the periods ended March 31, 2005 and June 30, 2005. Our principal executive officer and chief financial officer determined that a restatement was warranted due to a prior reported gain on the sale of a subsidiary that should have been deferred as unrealized due to a mutual cancellation provision made part of that transaction and a prior reported receivable that has since been adjusted to zero. Accordingly, the principal executive officer and chief financial officer determined that its disclosure controls and procedures for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005 were ineffective and not adequately designed.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the periods ended December 31, 2004 and 2003.

(b) Changes in Internal Controls

During the period ended December 31, 2004, there was no change in internal control over financial reporting that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

However, subsequent to the filing of the Company’s annual report our principal executive officer and chief financial officer concluded that changes will be made to internal controls over financial reporting which may materially affect our financial reporting. Our principal executive officer and chief financial officer will make certain proposals to the Company’s board of directors to implement changes to safeguard against future errors in financial disclosure. The proposals include a segregation of the duties of principal executive officer and chief financial officer, and the formation of an audit committee. Our principal executive officer and chief financial officer believes that the segregation of a chief executive officer’s duties from that of a chief financial officer and the formation of an audit committee would cause the Company to better evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures on a constant basis with the intention of discovering any potential misstatements prior to erroneous disclosure.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         Andrew Wallace              56                 chief executive officer, chief financial officer and director

         Nora Coccaro                48                 director

         William Sherban             73                 director

Andrew Wallace was appointed to the Company’s board of directors in February of 2004, and has served as the Company’s CFO since September 13, 2005 and the Company’s CEO since October 6, 2005. Mr. Wallace will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Mr. Wallace attended the University of British Columbia Faculty of Business Administration and Commerce and has extensive business experience in real estate development. Mr. Wallace acted as a principal of RV Resort Management Consultants, Inc. and was instrumental in the development of the Spokane R V Resort between 2001 and 2003. Between 1998 and 2001, Mr. Wallace was a founding partner of Ontera R V Resorts, Inc., a development that re-positioned RV Resorts throughout California. Prior to joining Ontera R V Resorts, Mr. Wallace was a director of financing for Westone Properties, Inc., and was responsible for raising capital to fund real estate development projects in British Columbia.

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

William Sherban was appointed to the Company’s board of directors October 6, 2005. Mr. Sherban will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Mr. Sherban was formally a partner at Thompson, Osen and Sherban, an insurance brokerage firm based in Vancouver, Canada during which time he was tribunalized with Lloyds of London. Over the last five years Mr. Sherban has been self-employed, engaged primarily as an investor in development stage companies.

The appointment of Mr. Sherban to the Company’s board of directors was not based on any prior understanding or arrangement. The Company has not entered into any related transactions with Mr. Sherban except to authorize the issuance of twenty five thousand restricted common shares of the Company’s stock to Mr. Sherban in consideration for his services as a director.

Compensation of Directors

The Company’s directors were not compensated for their service as directors of the Company for the period ended December 31, 2004. Directors were not reimbursed for out-of-pocket costs incurred in attending meetings.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of an individuals or entities who during the period ended December 31, 2004 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB/A. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2004, 2003, and 2002. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

                                            SUMMARY COMPENSATION TABLE

---------------------------- --------------------------------------- ------------------------------------------------------
                                      Annual Compensation                           Long Term Compensation
---------------------------- --------------------------------------- ------------------------------------------------------
-------------------------------------------------------------------- -------------------------- ---------------------------
                                                                              Awards                     Payouts
-------------------------------------------------------------------- -------------------------- ---------------------------
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
                                                                     Restricted    Securities
Name and Principal                                   Other Annual       Stock      Underlying   LTIP          All Other
Position                 Year    Salary     Bonus    Compensation     Award(s)      Options      payouts    Compensation
                                   ($)       ($)          ($)            ($)        SARs(#)        ($)           ($)
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
Andrew Wallace            2004      -         -            -              -            -            -             -
chief executive           2003      -         -            -              -            -            -             -
officer, financial        2002      -         -            -              -            -            -             -
officer and director*
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
Peter Tsaparas chief      2004      -         -            -              -            -            -             -
executive officer,        2003      -         -            -              -            -            -             -
financial officer and     2002      -         -            -              -            -            -             -
director**
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
Nora Coccaro, Chief       2004      -         -            -              -            -            -             -
Executive Officer,        2003      -         -            -              -            -            -             -
Chief Financial           2002      -         -            -              -            -            -             -
Officer and director
***
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
Anthony Tucker,           2004      -         -            -              -            -            -             -
Chief Executive           2003      -         -            -              -            -            -             -
Officer, Chief            2002      -         -            -              -            -            -             -
Financial Officer and
director****
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------
David Jones               2004      -         -            -              -            -            -             -
Chief Executive           2003      -         -            -              -            -            -             -
Officer, Chief            2002      -         -            -              -            -            -             -
Financial Officer and
director*****
----------------------- ------- ---------- -------- ---------------- ------------ ------------- ---------- ----------------

** Peter Tsaparas was served as CEO and CFO from November of 2004 until September of 2005.

 *** Nora Coccaro was appointed CEO and CFO in August of 2004 and resigned in November of 2004

 **** Anthony Tucker was appointed as CEO and CFO in February of 2004 and resigned in August of 2004.

***** David Jones resigned as an officer and director in February of 2004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the ownership of the Company’s common stock as of January 25, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of January 25, 2006, there were 13,921,275 shares of common stock issued and outstanding.

-------------------------------------------------------------------------------------------------------------------
  Title of Class               Name and Address                 Nature of      Number of Shares     % of Class
                                                                Ownership
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common               Andrew Wallace, director               Legal             50,000          less than 1
                         145-925 West Georgia Street,
                         Vancouver, British Columbia
                                   V6C 3L2
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                           William Sherban director
                         145-925 West Georgia Street,
      Common             Vancouver, British Columbia              Legal             20,000          less than 1
                                   V6C 3L2
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                            Nora Coccaro, director
                       1177 - 1818 West Hastings Street
      Common             Vancouver, British Columbia              Legal             35,000          less than 1
                                Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                              Green Journal Ltd.
                       1177 - 1818 West Hastings Street
      Common             Vancouver, British Columbia              Legal            900,000             6.5
                                Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common                Baycove Capital Corp.                 Legal           1,814,954            13.0
                            7371 Brandywine Place
                  Vancouver, British Columbia Canada V5S 3Z7
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                 Russ George
                          1181 Chess Drive, Suite H
      Common               Foster City, California                Legal           3,500,000            25.0
                                    944404
-------------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------------
   All executive officers and directors as a group (3)                                  0            less than 1
   -------------------------------------------------------------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 1, 2005 the Company entered into a consulting agreement with Nelson Skalbania, a shareholder affiliated with the Company. The terms of the consulting agreement provide for compensation in the amount of 500,000 shares of common stock to be issued to Mr. Skalbania within 90 days of the execution of the agreement. The common stock has not yet been issued.

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

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB/A, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Bierwolf & Nilson, LLC provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2004. Chisholm & Associates provided audit services to the Company in connection with the Company’ annual report for the fiscal year ended 2003. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for the 2004 audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $10,000. The aggregate fees billed by Chisholm & Associates for the 2003 audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was approximately $10,000.

Audit Related Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2004 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above. Chisholm & Associates billed to the Company no fees in 2003 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Chisholm, Bierwolf & Nilson billed to the Company fees of $0 in 2004 for professional services rendered in connection with the preparation of the Company’s tax returns for the period. Chisholm & Associates billed to the Company fees of $0 in 2003 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

All Other Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2004 for other professional services rendered or any other services not disclosed above. Chisholm & Associates billed to the Company no fees in 2003 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Chisholm, Bierwolf & Nilson and Chisholm & Associates as detailed above, were pre-approved by the Company’s board of directors. Chisholm, Bierwolf & Nilson and Chisholm & Associates performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of January, 2006.

Solar Energy Limited

/s/ Andrew Wallace

 By: Andrew Wallace Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                     Title                                Date

/s/ Nora Coccaro                                          Director                          January 25, 2006

Nora Coccaro

/s/ Andrew Wallace                                       Director                          January 25, 2006

 Andrew Wallace

 /s/ William Sherban                                      Director                           January 25, 2006

William Sherban

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999)
3(ii)	*	By-laws (incorporated herein by reference to the Company's Form 10-SB filed with the Commission on January 28, 1999)
10(i)	*

Debt Settlement Agreement dated August 27, 2003 between the Company and Bay Cove Capital Corporation (incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2004)

10(ii)	*

Stock Purchase Agreement dated April 27, 2004 between Renewable Energy Limited, Los Alamos Renewable Energy , LLC, Renewable Energy Corporation and the Company (incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 24, 2004).

10(iii)	*	Acquisition Agreement with Planktos, Inc., dated August 10, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005)
10(iv)	*	Acquisition Agreement with D2Fusion Inc., dated August 18, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005)
14	*	Code of Ethics adopted March 30, 2004 (incorporated herein by reference to Form 10-KSB dated April 1, 2004)
23	Attached

Chisholm, Bierwolf and Nilson, LLC.'s consent to the incorporation by reference on Form S-8 filed with the Commission on December 13, 2004 of their report dated May 9, 2005, except for Note 14, 1(c.)(e.), 5 and 7, dated January 13, 2006 with respect to the Company's audited financial statements for the year ended December 31, 2004.

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