Form 10QSB/A
period 2005-03-31
SOLAR ENERGY LTD
filed 2006-01-30
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of January 25, 2006  was 13,921,275.

Explanatory Note

This Form 10-QSB/A has been amended to restate the registrant’s un-audited financial information for the period ended March 31, 2005. The financial statements filed with the initial Form 10-QSB by the registrant included a prior reported gain on the sale of a subsidiary that should have been deferred as unrealized and a prior reported receivable that has since been adjusted to zero. The restated financial statements filed hereby reflect these corrections.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Solar Energy Limited, a Delaware corporation and its subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                               SOLAR ENERGY LIMITED
                                           (A DEVELOPMENT STAGE COMPANY)

                                            CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,        December 31,
                                                                                        2005               2004
--------------------------------------------------------------------------------- ------------------ -----------------
                                                                                     (Unaudited)        (Restated)
                                                                                     (Restated)

                                                       ASSETS

CURRENT ASSETS
   Cash                                                                                   $  1,383              $ 32

   Prepaid expenses                                                                            707              707
   Other receivable                                                                         15,000                -
--------------------------------------------------------------------------------- ------------------ -----------------

                                                                                            17,090              739
--------------------------------------------------------------------------------- ------------------ -----------------
--------------------------------------------------------------------------------- ------------------ -----------------

FURNITURE AND EQUIPMENT, net of depreciation                                                 2,817            2,965
--------------------------------------------------------------------------------- ------------------ -----------------

OTHER ASSETS
   Deposits
                                                                                               300              300
   Investment in Mining and Mineral Rights                                                  50,000           50,000
--------------------------------------------------------------------------------- ------------------ -----------------
--------------------------------------------------------------------------------- ------------------ -----------------

                                                                                            50,300           50,300
--------------------------------------------------------------------------------- ------------------ -----------------
--------------------------------------------------------------------------------- ------------------ -----------------

                                                                                          $  70,207        $ 54,004

================================================================================= ================== =================

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                                    $    86,326           $ 75,258

    Accrued liabilities                                                                    173,909            173,909
   Notes payable - related party (Note 8)                                                   67,487             46,785
--------------------------------------------------------------------------------- ------------------ -----------------

                                                                                           327,722            295,952
--------------------------------------------------------------------------------- ------------------ -----------------
--------------------------------------------------------------------------------- ------------------ -----------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 5)
      Common stock, $0.0001 par value, 50,000,000 shares authorized
           8,146,275 (2004 - 7,521,275) shares issued and outstanding                          815                752
   Additional paid-in capital                                                            3,791,557          3,660,620
   Deficit accumulated during the development stage                                     (4,049,887)       (3,903,320)
--------------------------------------------------------------------------------- ------------------ -----------------
--------------------------------------------------------------------------------- ------------------ -----------------

                                                                                          (257,515)         (241,948)
--------------------------------------------------------------------------------- ------------------ -----------------

                                                                                  $         70,207          $ 54,004

================================================================================= ================== =================
              The accompanying notes are an integral part of these consolidated financial statements

                                               SOLAR ENERGY LIMITED
                                           (A DEVELOPMENT STAGE COMPANY)

                                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                             Three Months Ended March 31,         January 5, 1994
                                                                                                  (inception) to
                                                                                                     March 31,
                                                               2005                2004                2005
-------------------------------------------------------- ------------------ ------------------- --------------------
                                                                                                    (Restated)
SALES                                                           $       -          $        -             $       -
COST OF SALES                                                           -                   -                     -
-------------------------------------------------------- ------------------ ------------------- --------------------

GROSS PROFIT                                                            -                   -                     -
-------------------------------------------------------- ------------------ ------------------- --------------------

OPERATING EXPENSES
   General and administrative                                     146,591              42,012             2,042,823
   Research and development                                             -              22,734             2,238,132
-------------------------------------------------------- ------------------ ------------------- --------------------
-------------------------------------------------------- ------------------ ------------------- --------------------

TOTAL OPERATING EXPENSES                                          146,591              64,746             4,280,955
-------------------------------------------------------- ------------------ ------------------- --------------------

OPERATING LOSS                                                    146,591              64,746             4,280,955
-------------------------------------------------------- ------------------ ------------------- --------------------
-------------------------------------------------------- ------------------ ------------------- --------------------

OTHER INCOME (EXPENSE)
   Minority interest                                                    -               1,859               123,856
   Gain (loss) on investments                                           -                   -               161,773
   Loss on sale of assets                                               -                   -               (2,575)
   Write off patents                                                    -                   -              (39,648)
   Write off goodwill                                                   -                   -              (14,118)
   Interest income (expense)                                           24               (594)              (54,358)
   Gain (loss) on sale of subsidiary                                    -                  -                 56,138
-------------------------------------------------------- ------------------ ------------------- --------------------
-------------------------------------------------------- ------------------ ------------------- --------------------

TOTAL OTHER INCOME (EXPENSE)                                           24               1,265               231,068
-------------------------------------------------------- ------------------ ------------------- --------------------
-------------------------------------------------------- ------------------ ------------------- --------------------

NET INCOME (LOSS)                                        $      (146,567)   $        (63,481)     $       (4,049,887)

======================================================== ================== =================== ====================

NET INCOME (LOSS) PER SHARE                                            $    (0.02)             $ (0.01)

====================================================================== ================= ==================

WEIGHTED AVERAGE COMMON SHARES                                           7,940,442           7,021,275
====================================================================== ================= ==================

              The accompanying notes are an integral part of these consolidated financial statements

                                               SOLAR ENERGY LIMITED
                                           (A DEVELOPMENT STAGE COMPANY)
                                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                                   Three Months      Three Months      January 5, 1994
                                                                Ended March 31,   Ended March 31,       (inception) to
                                                                           2005              2004       March 31, 2005
-------------------------------------------------------------- ----------------- ----------------- --------------------
                                                                                                              (Note 1)
                                                                                                            (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                           $ (146,567)    $      63,481)         $(4,049,887)

  Adjustments to reconcile net loss to net cash from
    operating activities:
  - depreciation                                                            148             7,450              197,153
  - bad debt                                                                  -                 -              225,000
  - stock issued for services                                           126,000                 -              378,015
  - stock issued for r and d expenses                                         -                 -              439,900
  - loss on sale of assets                                                    -                 -                2,575
  - gain on investments                                                       -                 -            (161,773)
  - gain on sale of subsidiary                                                -                 -             (56,137)
  - write off patents                                                         -                 -               39,648
  - write off goodwill                                                        -                 -               14,118
  - minority interest                                                         -           (1,859)            (123,856)
  - deposits                                                                  -                 -                4,537
  - prepaid expenses                                                          -          (10,750)               21,793
  - accounts receivable                                                       -                 -                   39
  - accounts payable                                                     11,068             (725)              134,524
  - accrued expenses                                                        702             (462)              225,660
-------------------------------------------------------------- ----------------- ----------------- --------------------

NET CASH USED IN OPERATING ACTIVITIES                                   (8,649)          (69,827)          (2,708,691)
-------------------------------------------------------------- ----------------- ----------------- --------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Cash received on sale of investment                                         -                 -               10,000
  Cash acquired from sale of subsidiary                                       -                 -              180,000
  Cash acquired (sold) from sale of subsidiary                                -                 -              247,512
  Cash paid to subsidiary                                                     -                 -            (107,568)
  Cash paid to RECO and Sunspring                                             -                 -              (2,076)
  Cash paid for patent costs                                                  -                 -            (106,318)
  Cash paid for property and equipment                                        -                 -             (59,880)
  Cash for deposits                                                           -                 -              (4,837)
  Cash received on sale of assets                                             -                 -               23,000
  Cash received on forfeited deposit                                          -                 -               50,000
  Cash for notes receivable                                            (15,000)                 -            (290,000)
  Cash paid for mining and mineral rights                                     -                 -             (50,000)
-------------------------------------------------------------- ----------------- ----------------- --------------------

NET CASH USED IN INVESTING ACTIVITIES                                  (15,000)                 -            (110,167)
-------------------------------------------------------------- ----------------- ----------------- --------------------

              The accompanying notes are an integral part of these consolidated financial statements

                                               SOLAR ENERGY LIMITED
                                           (A DEVELOPMENT STAGE COMPANY)
                                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                   Three Months       Three Months    January 5, 1994
                                                                Ended March 31,    Ended March 31,     (inception) to
                                                                           2005               2004     March 31, 2005
-------------------------------------------------------------- ----------------- ------------------ ------------------
                                                                                                             (Note 1)
                                                                                                           (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issued stock for cash                                                   5,000             90,000          1,645,913
  Cash received for notes payable                                        20,000                  -            518,407
  Cash received from advances by shareholders                                 -                  -          2,044,099
  Cash paid on debt financing                                                 -            (4,000)        (1,338,178)
-------------------------------------------------------------- ----------------- ------------------ ------------------

NET CASH FLOWS FROM FINANCING
   ACTIVITIES                                                            25,000             86,000          2,820,241
-------------------------------------------------------------- ----------------- ------------------ ------------------

INCREASE IN CASH                                                          1,351             16,173              1,383

CASH, BEGINNING OF PERIOD                                                    32             14,033                  -
-------------------------------------------------------------- ----------------- ------------------ ------------------

CASH, END OF PERIOD                                                   $   1,383  $          30,206            $ 1,383

============================================================== ================= ================== ==================

   Non-cash transactions:  Refer to Notes 3 and 8.

   SUPPLEMENTARY DISCLOSURE:
   Interest paid                                                           $   -       $    -            $   17,195
                                                            ========================================================
Income taxes paid                                                          $   -       $    -            $        -
                                                            ========================================================

              The accompanying notes are an integral part of these consolidated financial statements

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2005

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

March 31, 2005

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

On December 30, 2002, the Company was returned all of its stock in its 63% owned subsidiary, Renewable Energy Corporation (RECO), and gave back 8,000,000 shares of preferred stock of Sun Power Corporation. In addition, on December 30, 2002, the Company was returned all of its stock in its 100% owned subsidiary, Sunspring, Inc., and gave back 8,000,000 shares of preferred stock to Sun Power Corporation. The Company kept the 2,000,000 shares of restricted common stock of Sun Power and recorded a basis of $0. On October 18, 2004, the Company entered into an agreement to sell all of the shares of Sun Power for $186,667. In December 2004, the company wrote off the remaining receivable in the amount of $176,667 as uncollectible.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2005

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies (continued)

On April 27, 2004, the Company entered into a stock purchase agreement for Renewable Energy Corp. (RECO) with Los Alamos Renewable Energy, LLC, (LARE) a limited liability company for which two of the Company’s former Officers and Directors act as managing members. Pursuant to the Agreement, an additional 99,900 shares of common stock of RECO were issued to the Company and an additional 200,000 shares of RECO were issued to LARE. In effect, the Company now has a 33% interest in RECO and will use the equity method of accounting instead of the consolidation method. The Company has also forgiven debt due from RECO. At March 31, 2005, a gain of $56,138 has been recognized due to the recapture of prior year losses.

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

f. Principles of Consolidation

The March 31, 2005 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc., Sunspring Inc., and Renewable Energy Ltd. All intercompany accounts and transactions have been eliminated in the consolidation.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2005

(Unaudited)

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

NOTE 4 — Stockholders’ Equity Transactions

During the three months ending March 31, 2005, the Company issued 600,000 shares of common stock for services at $ .21 per share and 25,000 shares of common stock for cash of $5,000.

During 2004, the Company issued 650,000 shares of common stock for cash of $140,000.

During 2003, the following shares of common stock were issued:

                         Month                    Shares                    Per Share            Exchange
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

March 31, 2005

(Unaudited)

NOTE 4 — Stockholders’ Equity Transactions (continued)

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

NOTE 5 — Property & Equipment

Property and equipment consists of the following at March 31, 2005 and December 31, 2004:

                                                                              March 31           December 31
                                                                                2005                2004

         Office Equipment and Furniture                           $           28,695  $           28,695
         Tools                                                                 2,264               2,264
                                                                              30,959              30,959
         Accumulated Depreciation                                           (28,142)            (27,994)
         Net Property and Equipment                               $            2,817  $            2,965

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2005

(Unaudited)

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

NOTE 7 — Goodwill

The Company recorded Goodwill in connection with the acquisition of Hydro, due to the negative equity position of Hydro. A total of $83,346 was recorded upon acquisition and was being amortized over a 5 year period, until the adoption by the company on January 1, 2002 of SFAS 142 (See Note 12). The Company is now required to perform an impairment test on goodwill and other intangible assets annually. The realization of this asset is contingent upon Hydra’s ability to generate revenues from the HARPS process. In April 2004, the Company sold 42% of its interest in RECO and no longer uses the consolidation method of accounting. Therefore, goodwill is $0 at December 31, 2004.

NOTE 8 — Notes Payable — Related Party

Bay Cove Investments, Ltd., a shareholder, loaned the Company $20,000 and $86,785 during the three months ending March 31, 2005 and 2004, respectively. The loans bear interest at 6% per annum and are due upon demand. The balance of the loans at March 31, 2005 is $67,487 which includes $702 of accrued interest owing.

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2005

(Unaudited)

NOTE 9 – Mining & Mineral Rights (continued)

Pursuant to the purchase agreement, the Company must pay cash of $600,000 of which $50,000 has been paid as of March 31, 2005. In addition to cash, the Company must assume the liabilities and obligations pertaining to the properties, including the $2,367,000 convertible redeemable notes issued by Manhattan and secured by the Lancone and Papayo properties.

Manhattan will retain a 2% net smelter royalty (NSR) with respect to the Peruvian properties. The Company will retain a right of first refusal to purchase the NSR and will have the option to buy down the NSR for $100,000 for each 1/10 of 1% acquired (aggregating $2,000,000 for the full 2% NSR) in cash or shares of the Company. Refer to note 13.

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2005

(Unaudited)

NOTE 12 – Stock Options (continued)

Information with respect to the Company’s stock options at March 31, 2005 is as follows:

                                                                                           Weighted
                                                     Stock             Exercise             Average
                                                    Options              Price             Exercise
Outstanding at January 1, 2003                      500,000  $           .33  $              .33
     Granted                                           -                   -                   -
     Exercised                                         -                   -                   -
     Forfeited                                         -                   -                   -
Outstanding at December 31, 2003                    500,000  $           .33  $              .33
     Granted                                           -                   -                   -
     Exercised                                         -                   -                   -
     Forfeited                                         -                   -                   -
Outstanding at March 31, 2005                       500,000  $           .33  $              .33

NOTE 13 – Subsequent Event

Subsequent to March 31, 2005, the Company terminated the agreement with Manhattan Minerals Corp. (See note 9), the $50,000 invested will be refunded back to the Company.

In addition, the Company issued 400,000 commons shares for the exercise of stock options granted to a consultant at $0.25 per share.

NOTE 14 – Restated Financial Statements

During a regulatory review it was discovered that the receivable outstanding at December 31, 2004 for the sale of the Sun Power shares was uncollectible, and has been written off in 2004, thus adjusting the retained earnings and notes receivable in these (March 31, 2005) financials in the amount of $176,667.

The quarterly information for 2004 was also restated due to a restatement made on the December 31, 2004 audit as follows:

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

March 31, 2005

(Unaudited)

NOTE 14 – Restated Financial Statements (continued)

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2005

(Unaudited)

NOTE 14 – Restatement of Financial Statements (Continued)

                        Original         Restated        Original         Restated         Original        Restated
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

Effect of Restatement on Quarterly 10-QSB's in 2004:

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

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

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

On April 27, 2004, the Company through Renewable Energy Corporation (“REEL”), a majority owned subsidiary of the Company, entered into a Stock Purchase Agreement (“Agreement”) with Los Alamos Renewable Energy LLC (“LARE”), a limited liability company for which two of the Company’s former officers and directors (David Jones and Dr. Reed Jensen) act as managing members. The Agreement entitled LARE to acquire a 66% interest in RECO by subscribing for new shares in RECO for cash and a promissory note in an aggregate amount of $250,000. The full purchase price has since been paid and REEL is now a minority (33%) interest holder in RECO. The Company anticipates that RECO will enter into a new license agreement with Dr. Reed Jensen for the development of the SOLAREC technology.

Since the Company is now without the licensed technology associated with these derivative projects, it has decided to postpone further research and development efforts related to renewable energy sources.

Management has submitted an offer to purchase two distinct business operations, one of which was rescinded subsequent to the current period and the other of which the Company is yet to be fully engaged as of the date of this filing.

The Company’s plan of operation is prone to significant risks and uncertainties, some of which can have an immediate impact on its efforts to continue research and development, deter future prospects for commercialization and hinder the acquisition of business opportunities. The primary risk to the Company’s plan of operation is its inability to secure adequate funding.

Results of Operations

On November 17, 2004, the Company entered into an Agreement of Purchase and Sale in order to acquire certain mining and mineral rights from Manhattan Minerals Corp. The Company paid a refundable fee of $50,000 toward the final purchase price for said rights. The Agreement was subject to certain conditions precedent to the Company’s acquiring said mining rights. The Company has been released from the terms of the Agreement and anticipates a refund of the $50,000 refundable fee.

On February 4, 2005, the Company made an Offer to Purchase to acquire Planktos, Inc. The Offer is subject to the Company’s acceptance of Planktos’ twelve-month business plan and the Company’s shareholders’ approval of definitive closing documents. Planktos is a research and development company staffed by scientists and businessmen dedicated to improving the world’s marine environment by focusing on the commercial opportunities attendant to the Kyoto Protocol. The Company has not yet satisfied all the terms of the Offer to Purchase and the Offer to acquire Planktos remains pending.

Liquidity and Capital Resources

As of March 31, 2005, the Company had no significant assets and a working capital deficit of $310,632. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months. Management believes that the Company can realize the minimum anticipated needs of the Company’s operations through at least the calendar year ending December 31, 2005 based upon the belief that sufficient funding can be obtained from public or private debt or equity placements or from major shareholders in the form of loans. However, there can be no assurances to that effect. Further, the Company has no revenues and has a substantial need for significant capital to build its business. Should the Company be unable to obtain needed funds, it may be forced to curtail or cease its activities.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’ Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB/A, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

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

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, he evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2005. Based on this original evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2005 and 2004.

(b) Changes in Internal Controls

During the period ended March 31, 2005, there was no change in internal control over financial reporting that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II

ITEM 2. CHANGES IN SECURITIES

On March 5, 2005, the Company authorized the issuance of 25,000 shares of restricted common stock valued at $0.20 a share to Robert Lee in exchange for cash consideration the amount of $5,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 24 of this Form 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 25th day of January 2006.

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