Form 10QSB/A
period 2005-06-30
SOLAR ENERGY LTD
filed 2006-01-30
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

Explanatory Note

This Form 10-QSB/A has been amended to restate the registrant's un-audited financial information for the period ended June 30, 2005. The financial statements filed with the initial Form 10-QSB by the registrant included a prior reported gain on the sale of a subsidiary that should have been deferred as unrealized and a prior reported receivable that has since been adjusted to zero. The restated financial statements filed hereby reflect these corrections.

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

                                               SOLAR ENERGY LIMITED
                                           (A DEVELOPMENT STAGE COMPANY)

                                        INTERIM CONSOLIDATED BALANCE SHEETS

                                                                                June 30,        December 31, 2004
                                                                                  2005
-------------------------------------------------------------------------- -------------------- -------------------
                                                                               (Unaudited)          (Restated)
                                                                               (Restated)
                                                      ASSETS

CURRENT ASSETS
   Cash                                                                          $    166,199          $      32
   Prepaid expenses                                                                    33,049                707
   Other receivables                                                                  154,900                  -
-------------------------------------------------------------------------- -------------------- -------------------

                                                                                       354,148                739
-------------------------------------------------------------------------- -------------------- -------------------
-------------------------------------------------------------------------- -------------------- -------------------

FURNITURE AND EQUIPMENT, net of depreciation                                            2,669              2,965
-------------------------------------------------------------------------- -------------------- -------------------

OTHER ASSETS
   Deposits
                                                                                       25,300                300
   Investment in Mining and Mineral Rights                                                  -             50,000
-------------------------------------------------------------------------- -------------------- -------------------
-------------------------------------------------------------------------- -------------------- -------------------

                                                                                       25,300             50,300
-------------------------------------------------------------------------- -------------------- -------------------
-------------------------------------------------------------------------- -------------------- -------------------

                                                                                  $   382,117         $   54,004
========================================================================== ==================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                               $    83,942        $    75,258
    Accrued liabilities                                                               175,608            173,909
   Notes payable - related party (Note 8)                                             206,470             46,785
-------------------------------------------------------------------------- -------------------- -------------------

                                                                                      466,020            295,952
-------------------------------------------------------------------------- -------------------- -------------------
-------------------------------------------------------------------------- -------------------- -------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 5)
      Common stock, $0.0001 par value, 50,000,000 shares authorized
           9,296,275 (2004 - 7,521,275) shares issued and outstanding                     930                752
   Shares to be issued                                                                 44,000                  -
   Additional paid-in capital                                                       4,048,942          3,660,620
   Deficit accumulated during the development stage                                (4,177,775)         (3,903,320)
-------------------------------------------------------------------------- -------------------- -------------------
-------------------------------------------------------------------------- -------------------- -------------------

                                                                                      (83,903)           (241,948)
-------------------------------------------------------------------------- -------------------- -------------------

                                                                                  $   382,117         $   54,004
========================================================================== ==================== ===================

              The accompanying notes are an integral part of these consolidated financial statements

                                               SOLAR ENERGY LIMITED
                                           (A DEVLOPMENT STAGE COMPANY)

                                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                Three Months     Three Months     Six Months      Six Months     January 5, 1994
                                               Ended June 30,     Ended June      Ended June    Ended June 30,    (inception) to
                                                    2005           30, 2004        30, 2005          2004         June 30, 2005
---------------------------------------------- ---------------- --------------- --------------- ---------------- -----------------
                                                 (Restated)       (Restated)      (Restated)       (Restated)       (Restated)
SALES                                               $       -          $   -           $   -          $   -              $   -
COST OF SALES                                               -              -               -              -                  -
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------

GROSS PROFIT                                                -              -               -              -                  -
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------

OPERATING EXPENSES
   General and administrative                         127,964         33,656         274,555         75,668          2,170,787
   Research and development                                 -         17,939               -         40,673          2,238,132
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------

TOTAL OPERATING EXPENSES                              127,964         51,595         274,555        116,341          4,408,919
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------

OPERATING LOSS                                        127,964         51,595         274,555        116,341          4,408,919
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------

OTHER INCOME (EXPENSE)
   Minority interest                                        -              -               -          1,850            123,856
   Gain (loss) on investments                               -        150,499               -        150,499            161,773
   Loss on sale of assets                                   -              -               -              -            (2,575)
   Write off patents                                        -              -               -              -           (39,648)
   Write off goodwill                                       -              -               -              -           (14,118)
   Interest income (expense)                               76              -             100          (593)           (54,282)
   Gain (loss) on sale of subsidiary                        -              -               -              -             56,138
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------

TOTAL OTHER INCOME (EXPENSE)                               76        150,499             100        151,756            231,144
---------------------------------------------- ---------------- --------------- ---------------- --------------- -----------------

NET INCOME (LOSS)                                 $ (127,888)      $  98,904      $ (274,455)      $ 35,415      $ (4,177,775)
============================================== ================ =============== ================ =============== =================

  BASIC NET LOSS PER SHARE                           $ (0.00)       $ (0.01)        $ (0.00)       $ (0.00)
  =============================================== =============== =============== =============== ===============

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                    8,719,351      7,521,275       8,332,049      7,521,275
  =============================================== =============== =============== =============== ===============

              The accompanying notes are an integral part of these consolidated financial statements

                                               SOLAR ENERGY LIMITED
                                           (A DEVELOPMENT STAGE COMPANY)

                                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                         Six Months   Six Months Ended    January 5, 1994
                                                                     Ended June 30,                        (inception) to
                                                                               2005      June 30, 2004      June 30, 2005
------------------------------------------------------------------- ---------------- ------------------ ------------------
                                                                                                                 (Note 1)
                                                                         (restated)         (restated)         (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                               $ (274,455)     $       35,415       $(4,177,775)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                296              9,730            197,301
  - bad debt                                                                      -                  -            225,000
  - stock issued for services                                               143,500                  -            395,515
  - stock issued for r and d expenses                                             -                  -            439,900
  - loss on sale of assets                                                        -                  -              2,575
  - gain on investments                                                           -                  -          (161,773)
  - gain on sale of subsidiary                                                    -          (150,499)           (56,137)
  - write off patents                                                             -                  -             39,648
  - write off goodwill                                                            -                  -             14,118
  - minority interest                                                             -           (40,182)          (123,856)
  - deposits                                                                      -                  -              4,537
  - prepaid expenses                                                       (32,342)             23,058           (10,549)
  - accounts receivable                                                           -                  -                 39
  - accounts payable                                                          8,684           (15,430)            132,140
  - accrued expenses                                                          1,699            (7,253)            226,657
------------------------------------------------------------------- ---------------- ------------------ ------------------

NET CASH USED IN OPERATING ACTIVITIES                                     (132,618)          (145,161)        (2,832,660)
------------------------------------------------------------------- ---------------- ------------------ ------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Cash received on sale of investment                                             -                  -             10,000
  Cash acquired from sale of subsidiary                                           -                  -            180,000
  Cash acquired (sold) from sale of subsidiary                                    -                  -            247,512
  Cash paid to subsidiary                                                         -                  -          (107,568)
  Cash paid to RECO and Sunspring                                                 -                  -            (2,076)
  Cash paid for patent costs                                                      -                  -          (106,318)
  Cash paid for property and equipment                                            -                  -           (59,880)
  Cash for deposits                                                               -                  -            (4,837)
  Cash received on sale of assets                                                 -                  -             23,000
  Cash received on forfeited deposit                                              -                  -             50,000
  Cash for other receivable                                               (174,900)                  -          (429,900)
  Cash received for recission of /(paid for) mining agreement                25,000                  -           (25,000)
------------------------------------------------------------------- ---------------- ------------------ ------------------

NET CASH USED IN INVESTING ACTIVITIES                                     (149,900)                  -          (245,067)
------------------------------------------------------------------- ---------------- ------------------ ------------------

          The accompanying notes are an integral part of these interim consolidated financial statements

                                               SOLAR ENERGY LIMITED
                                           (A DEVELOPMENT STAGE COMPANY)

                                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                     Six Months        Six Months    January 5, 1994
                                                                 Ended June 30,    Ended June 30,     (inception) to
                                                                           2005              2004      June 30, 2005
-------------------------------------------------------------- ----------------- ----------------- ------------------
                                                                                                            (Note 1)
                                                                     (restated)                           (restated)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issued stock for cash                                                 245,000           140,000          1,885,913
  Cash received for subscription proceeds                                44,000                 -             44,000
  Cash received for notes payable                                       159,685                 -            658,092
  Cash received from advances by shareholders                                 -                 -          2,044,099
  Cash paid on debt financing                                                 -           (4,000)        (1,388,178)
-------------------------------------------------------------- ----------------- ----------------- ------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                448,685           136,000          3,243,926
-------------------------------------------------------------- ----------------- ----------------- ------------------

INCREASE IN CASH                                                        166,167           (9,161)            166,199

CASH, BEGINNING OF PERIOD                                                    32            14,033                  -
-------------------------------------------------------------- ----------------- ----------------- ------------------

CASH, END OF PERIOD                                                 $   166,199         $   4,872        $   166,199
============================================================== ================= ================= ==================

   Non-cash transactions:  Refer to Notes 3 and 8.

SUPPLEMENTARY DISCLOSURE:

Interest paid                                                             $    -  $            -      $        17,195
                                                             ========================================================
Income taxes paid                                                         $    -  $            -      $             -
                                                            ========================================================

          The accompanying notes are an integral part of these interim consolidated financial statements

SOLAR ENERGY LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

JUNE 30, 2005

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

On December 30, 2002, the Company was returned all of its stock in its 63% owned subsidiary, Renewable Energy Corporation (RECO), and gave back 8,000,000 shares of preferred stock of Sun Power Corporation. In addition, on December 30, 2002, the Company was returned all of its stock in its 100% owned subsidiary, Sunspring, Inc., and gave back 8,000,000 shares of preferred stock to Sun Power Corporation. The Company kept the 2,000,000 shares of restricted common stock of Sun Power and recorded a basis of $0. On October 18, 2004, the Company entered into an agreement to sell all of the shares of Sun Power for $186,667. In December 2004, the Company wrote of the in the amount of $176,667 as uncollectible.

SOLAR ENERGY LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies (continued)

On April 27, 2004, the Company entered into a stock purchase agreement for Renewable Energy Corp. (RECO) with Los Alamos Renewable Energy, LLC, (LARE) a limited liability company for which two of the Company’s former Officers and Directors act as managing members. Pursuant to the Agreement, an additional 99,900 shares of common stock of RECO were issued to the Company and an additional 200,000 shares of RECO were issued to LARE. In effect, the Company now has a 33% interest in RECO and will use the equity method of accounting instead of the consolidation method. The Company has also forgiven debt due from RECO. At June 30, 2005, a gain of $56,138 has been recognized due to the recapture of prior year losses.

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

f. Principles of Consolidation

The June 30, 2005 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc., Sunspring Inc., and Renewable Energy Ltd. All intercompany accounts and transactions have been eliminated in the consolidation.

SOLAR ENERGY LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

NOTE 4 — Stockholders’ Equity Transactions

During the six months ending June 30, 2005, the Company issued 600,000 shares of common stock for services at $ .21 per share, 50,000 shares of common stock for services at $ .35 and 1,125,000 shares of common stock for cash of $245,000.

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

JUNE 30, 2005

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

NOTE 5 — Property & Equipment

Property and equipment consists of the following at June 30, 2005 and December 31, 2004:

                                                                             June 30           December 31
                                                                               2005                2004

         Office Equipment and Furniture                           $           28,695  $           28,695
         Tools                                                                 2,264               2,264
                                                                              30,959              30,959
         Accumulated Depreciation                                            (28,290)            (27,994)
         Net Property and Equipment                               $            2,669  $            2,965

SOLAR ENERGY LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

NOTE 8 — Notes Payable — Related Party

Bay Cove Investments, Ltd., a shareholder, loaned the Company $159,685 during the six months ending June 30, 2005. The loans bear interest at 6% per annum and are due upon demand. The balance of the loans at June 30, 2005 are $209,852 which includes $3,382 of accrued interest owing.

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

JUNE 30, 2005

(Unaudited)

NOTE 9 – Mining & Mineral Rights (continued)

Pursuant to the purchase agreement, the Company must pay cash of $600,000 of which $50,000 has been paid as of June 30, 2005. In addition to cash, the Company must assume the liabilities and obligations pertaining to the properties, including the $2,367,000 convertible redeemable notes issued by Manhattan and secured by the Lancone and Papayo properties.

Manhattan will retain a 2% net smelter royalty (NSR) with respect to the Peruvian properties. The Company will retain a right of first refusal to purchase the NSR and will have the option to buy down the NSR for $100,000 for each 1/10 of 1% acquired (aggregating $2,000,000 for the full 2% NSR) in cash or shares of the Company. The Company and Manhattan, by mutual consent, terminated the agreement in May 2005, with the $50,000 paid pursuant to the purchase agreement refunding back to the company. As of June 30, 2005, $25,000 has been repaid and $25,000 remains owing and has been reclassified to Deposits.

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

SOLAR ENERGY LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

NOTE 12 – Stock Options (continued)

Information with respect to the Company’s stock options at June 30, 2005 is as follows:

                                                                                           Weighted
                                                     Stock             Exercise             Average
                                                    Options              Price             Exercise
Outstanding at January 1, 2003                      500,000  $           .33  $              .33
     Granted                                           -                   -                   -
     Exercised                                         -                   -                   -
     Forfeited                                         -                   -                   -
Outstanding at December 31, 2003                    500,000  $           .33  $              .33
     Granted                                           -                   -                   -
     Exercised                                         -                   -                   -
     Forfeited                                         -                   -                   -
Outstanding at June 30, 2005                        500,000  $           .33  $              .33

NOTE 13 – Subsequent Event

Subsequent to June 30, 2005, the Company issued 180,000 commons shares for the exercise of stock options granted to a consultant at $ .20 per share.

NOTE 14 – Restated Financial Statements

During a regulatory review it was discovered that the cash flow statement for the six months ended June 30, 2005 contained a non-cash flow entry relative to the deposits that should have been shown as an investing activity relative to the mining & mineral rights. The error has been corrected, the net cash was unchanged. Also during this review it was discovered that the receivable outstanding at December 31, 2004 for the sale of the Sun Power shares was uncollectible, and has been written off in 2004, thus adjusting the retained earnings and notes receivable in these financials in the amount of $176,667.

SOLAR ENERGY LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

The quarterly information for 2004 was also restated due to a restatement made on the December 31, 2004 audit as follows:

During a regulatory review, it was discovered that the gain reported on the sale of RECO and Sunspring to Sun Power in 2001, should have been deferred as unrealized due to the mutual cancellation provision in the agreement. The gain of $64,573 was therefore deferred in 2001, and in 2002 when RECO and Sunspring were returned to the Company, the goodwill and fixed assets recorded from this transaction were removed and offset against other comprehensive income (a contra equity account). On the statement of operations, the inception column has a decrease in the gain/(loss) on Investment of $64,573 and an increase in gain/(loss) on sale of subsidiary in the same amount. The statement of operations for 2004 has been restated by increasing the gain/(loss) on sale of subsidiary by $64,573. The statement of stockholder’s equity reflects an increased loss in 2001 of $64,573 and decreased loss in 2004 in the same amount. The statement of cashflow has similar changes as the statement of operations. A summary of the changes in each period presented in these financial statements are as follows:

------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
                                         Original file       Restate Filing        Original file      Restate Filing
                                            12/31/03            12/31/03             12/31/04            12/31/04
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Cash                                 $           14,033  $            14,033  $                32  $               32
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Prepaid Expenses                                 22,500               22,500                  707                 707
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Other Receivables                                     -                    -              176,667                   -
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Property and Equipment                           13,466                3,018                2,965               2,965
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Patent Cost                                      57,406               57,406                    -                   -
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Goodwill                                         68,243               14,118                    -                   -
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Deposits                                          4,837                4,837                  300                 300
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Investment in Mining Rights                           -                    -               50,000              50,000
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
     Total Assets                    $          180,485  $           115,912  $           230,671  $           54,004
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------

------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Accounts Payable                     $           74,170  $            74,170   $           75,258  $           75,258
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Accrued Liabilities                             288,058              288,058              173,909             173,909
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Notes Payable                                     4,000                4,000               46,785              46,785
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Minority Interest                                40,182               40,182                    -                   -
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Common Stock                                        687                  687                  752                 752
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Paid In Capital                               3,520,685            3,520,685            3,660,620           3,660,620
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
Accumulated Deficit                         (3,747,297)          (3,811,870)          (3,726,653)         (3,903,320)
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------
     Total Liabilities and
     Stockholders' Equity             $         180,485   $          115,912   $          230,671  $           54,004
------------------------------------ --- --------------- --- ---------------- --- ---------------- -- ----------------

SOLAR ENERGY LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

NOTE 14 – Restatement of Financial Statements (Continued)

------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
                        Original         Restated        Original         Restated         Original        Restated
                          File            Filing           File            Filing            File          Filing
                        12/31/04         12/31/04        12/31/03         12/31/03         12/31/02         12/31/02
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Revenue            $             -        $       -        $       -       $        -       $        -       $       -
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Operating
   Expenses                167,908          167,908          385,002          385,002          176,848         176,848
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Operating
   (Loss)                (167,908)        (167,908)        (385,002)        (385,002)        (176,848)       (176,848)
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Minority
   Interest                  1,238            1,238           66,969           66,969                -               -
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Other Income                     -           10,000                -           70,000                -               -
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Gain (Loss) on
   Investment              186,667                -           70,000                -                -               -

------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Interest Income
   (Expense)               (1,725)          (1,725)         (33,891)         (33,891)         (36,197)        (36,197)
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Write Off of
   Patents                (39,648)         (39,648)                -                -                -               -
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Write off of
   Goodwill               (14,118)         (14,118)                -                -                -               -
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Gain (Loss) on
   Sale of
   Subsidiary               56,138          120,711                -                -                -               -
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Net Income         $        20,644  $      (91,450)  $     (281,904)   $    (281,904)   $    (213,045)   $   (213,045)
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
EPS                $           .00  $         (.01)  $         (.06)   $        (.06)   $        (.06)   $       (.06)
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------

Effect of Restatement on Quarterly 10-Qs in 2004:

------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
                        Q1 2004          Q1 2004          Q2 2004          Q2 2004          Q3 2004        Q3 2004
                        Original         Restated        Original         Restated         Original         Restated
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Revenues           $             -  $             -  $             -   $            -   $            -   $           -
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Operating
   Expenses                 64,746           64,746         (51,595)         (51,959)          (2,473)         (2,473)
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Other Expenses               1,265            1,265           85,926          150,499                3               3
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
Net Income
   (Loss)          $      (63,481)  $      (63,481)  $        34,331   $       98,904   $      (2,470)   $     (2,470)
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------
EPS                $         (.01)  $         (.01)  $           .00   $          .01   $        (.00)   $       (.00)
------------------ -- ------------- -- ------------- -- ------------ --- ------------ --- ------------ --- -----------

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB/A. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004.

Business

The Company is a research and development company involved in a variety of projects with no revenues from operations and no immediate source or expectation of revenue generation. The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Virtually all of the capital raised to date has been allocated for research and the development activities and for administrative costs. All projects under development by the Company are experimental in nature and are recorded as research and development expenses with related general and administrative expenses.

Hydro-Air Technologies, Inc.

The Company is the owner of intellectual property rights related to the acquisition of Hydro-Air Technologies, Inc. (“HAT”) from Dr. Melvin Prueitt. HAT has certain intellectual property rights which the Company had intended to develop for the purpose of generating commercially viable electrical power using the energy generated by the heat of evaporation of water. Unfortunately, these projects proved difficult to develop into working prototypes which caused the Company to abandon research and development specific to these technologies. However, preliminary work, experiments completed and test results generated from the projects did prove useful to derivative projects that the Company expect to become commercially viable.

Renewable Energy Limited

The Company is the owner of a 33% interest in Renewable Energy Limited (“RECO”). The primary asset of RECO is a project called SOLAREC (Solar Reduction of Carbon Dioxide.) This project, lead by Dr. Reed Jensen, involves the task of recycling carbon dioxide (CO2) into fuel using focused ultraviolet and visible light from the sun. One of the goals of the SOLAREC project is to use solar energy and carbon dioxide (CO2) to produce a clean usable fuel (gasoline, diesel, etc.) with electricity and oxygen as the only by-products. RECO has also developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal. The Company believes that the SOLAREC project has the potential to significantly address today’s global energy and pollution problems.

Planktos, Inc.

On August 10, 2005, the Company acquired Planktos, Inc. (“Planktos”), as a wholly owned subsidiary in exchange for a five (5) year convertible debenture in the amount of one million five hundred thousand dollars ($1,500,000) and an agreement to advance up to $1,500,000 in the form of loans over the next twelve (12) months to capitalize Planktos’ initial business plan. The stock purchase agreement further commits the Company to assist Planktos in the process of becoming a public company within the next six (6) months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos’ common stock.

Planktos’ business is primarily concerned with the commercial opportunities attendant to the Kyoto Protocol. The Kyoto Protocol enables companies and governments to offset regulated greenhouse emission restrictions by investing in CO2 reduction programs in exchange for certified emission reduction (CER) credits. CER credits are traded much like commodities with a current value of approximately twenty five dollars per CER (which represents one ton of CO2 or equivalent). The Kyoto Protocol became law effective February 16, 2005, the result of which will be a rapidly expanding multi-billion-dollar market for CER credits.

Planktos’ near term commercial objective is to produce CER credits at a cost of less than one dollar ($1.00) per tonne utilizing proprietary technology designed to stimulate plankton growth in the world’s oceans as a means by which to sequester CO2. Specifically, Planktos expects to implement its program of “iron fertilization” of the ocean to sequester tonnes of CO2.

Should the Company fail to arrange the required financing within 12 months of the agreement, the Planktos shareholder has the right to redeem the shares of Planktos in exchange for canceling any amounts due to the Planktos shareholder pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the Planktos shares.

D2Fusion Inc.

On August 18, 2005, the Company acquired D2Fusion Inc. (“D2Fusion”), as a wholly owned subsidiary in exchange for a five (5) year convertible debenture in the amount of two million dollars ($2,000,000) and an agreement to advance up to two million two hundred thousand ($2,200,000) in the form of loans over the next twelve (12) months to capitalize D2Fusion’ initial business plan. The stock purchase agreement further commits the Company to assist D2Fusion to have direct access to public markets within the next six (6) months for the purpose of raising additional funds in excess of those committed by the Company.

D2Fusion is a research and development company staffed by scientists and engineers working toward the delivery of proprietary solid-state fusion aimed at entry level heat and energy applications for homes and industry. Solid-state fusion is a technology more widely recognized under the name “cold-fusion.” Unlike the reactions in “cold-fusion,” D2Fusion technology uses much simpler and more reliable solid state processes more akin to high temperature super-conductor physics to produce and control radiation-free fusion reactions. In this simplest form of fusion two deterium atoms which are contained and constrained under solid state conditions fuse to form a single helium atom. Each new helium atom created is accompanied by an enormous energy release. Under ideal conditions, one gram of hydrogen fuel is equivalent to billions of watts of energy. Russ George and Dr. Tom Passell, who head the Palo Alto based company, have been involved with solid state fusion research since 1989. Successful experimental prototypes have been tested at Stanford Research Institute. The immediate intention of D2Fusion is to produce kilowatt scale thermal prototypes which will be further tested and refined by collaborating research groups in the Silicon Valley, Los Alamos, the US Navy, and Frascati, Italy. D2Fusion’s ultimate goal is to produce heat and electricity at a fraction of today’s cost with no emissions. The Company is well aware of the controversy surrounding “cold fusion” technology. However, the Company believes that there is sufficient global evidence that the risk/reward ratio merits investment. Should D2Fusion’s prototype technology be scaled to commercial size it will help solve much of the world’s energy, water, and pollution problems.

Should the Company fail to arrange the required financing within 12 months of the agreement, the D2Fusion shareholder has the right to redeem the shares of D2Fusion in exchange for canceling any amounts due to the D2Fusion shareholder pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the D2Fusion shares.

Results of Operations

During the six month period ended June 30, 2005, the Company was involved in identifying favorable business opportunities, capital raising, negotiations with respect to both D2Fusion and Planktos and funding of both D2Fusion and Planktos in anticipation of acquiring these companies. The Company is now focused on completing the specific post-closing covenants of both acquisition agreements.

The Company does not expect to receive revenues within the next twelve months of operation as both D2Fusion and Planktos remain in the research and development stage with no significant revenues. Further, the Company has suspended research and development related to Hydro-Air Technologies, Inc. and has no near term expectation of revenue from the operations of Renewable Energy Limited.

Net Losses

For the period from January 5, 1994 to June 30, 2005, the Company recorded accumulated net losses of $4,177,775. The Company’s operating losses are attributable to general and administrative expenses and to research and development expenses. The general and administrative expenses include incorporation costs, accounting expenses, professional fees consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. The research and development expenses to date have included the pursuit of numerous non-fossil fuel energy technologies including solar power. The Company did not generate any revenues from operations during this period.

The Company expects to continue to operate at a loss through fiscal 2005 due to the nature of research and development activities.

Capital Expenditures

The Company has spent nothing on capital expenditures for the period from January 5, 1994 (inception) to June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2005, the Company had current assets totaling $354,148 and a working capital deficiency of $111,872. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months to satisfy conditions attendant to the acquisition of Planktos and D2Fusion, in addition to general operating expenses. Management believes that the Company can realize these minimum funding needs through at least the calendar year ending December 31, 2005 based upon the belief that sufficient funding can be obtained from public or private debt or equity placements. However, there can be no assurances to that effect. Further, the Company has no revenues and has a substantial need for significant capital to build its businesses. Should the Company be unable to obtain needed funds, it may be forced to curtail or cease its activities.

Cash flow provided from financing activities was $448,685 for the six month period ended June 30, 2005 as compared to cash flow provided from financing activities of $136,000 for the six month period ended June 30, 2004. Funds realized from financing activities in the current six month period were primarily from the sale of common equity and subscription proceeds in the amount of $289,000 and a loan from Bay Cove Investments, Ltd., a shareholder, in the amount of $159,685.

Cash flow used in operating activities was $132,618 for the six month period ended June 30, 2005 as compared to cash flow used in operating activities of $145,161 for the six month period ended June 30, 2004. Cash flow was used in operating activities was due in large part to an increase in net losses over the comparative six month periods from an increase in general and administrative expenses.

Cash flow used in investing activities was $149,900 for the six month period ended June 30, 2005 as compared to cash flow used in investing activities of $0 for the six month period ended June 30, 2004. Cash flow used in investing activities can be attributed to monies advanced to Planktos and D2Fusion of $174,900 and cash flow provided by investing activities can be attributed to $25,000 that has been refunded to the Company in connection with the termination of certain mining and mineral rights to develop properties located in Peru.

On December 3, 2004, the Company adopted the 2004 Benefit Plan of Solar Energy Limited (the “Plan”) pursuant to which the Company may issue up to 1,250,000 shares of its common stock through stock issuances, or the grant of stock options to acquire the Company’s common stock, to employees, consultants or advisors, who contribute to the success of the Company provided that bona fide services are rendered to the Company and that such services are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the Company’s benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan was registered under Form S-8 with the Securities and Exchange Commission on December 13, 2004. As of June 30, 2005 the Company had issued 700,000 shares pursuant to the Plan to consultants for legal and general consulting services. On July 6, 2005, the Company issued 50,000 shares to a consultant for services valued at $17,500.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, he evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2005. Based on this original evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

However, subsequent to the filing of the Company’s annual report our chief executive officer and chief financial officer concluded that certain financial information previously disclosed by the Company was inaccurate and warranted a restatement. The determination to restate the Company’s financial statements was reached in connection with comments made by the U.S. Securities and Exchange Commission pertaining to the Company’s Form 10-KSB filing for the period ended December 31, 2004 and Forms 10-QSB filings for the periods ended March 31, 2005 and June 30, 2005. Our principal executive officer and chief financial officer determined that a restatement was warranted due to a prior reported gain on the sale of a subsidiary that should have been deferred as unrealized due to a mutual cancellation provision made part of that transaction and a prior reported receivable that has since been adjusted to zero. Accordingly, the principal executive officer and chief financial officer determined that its disclosure controls and procedures for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005 were ineffective and not adequately designed.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the periods ended June 30, 2005 and 2004.

(b) Changes in Internal Controls

During the period ended June 30, 2005, there was no change in internal control over financial reporting that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On July 27, 2005, the Company authorized the issuance of 180,000 shares of common stock valued at $0.20 a share to Robert Fisher for cash consideration in the amount of $36,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 27, 2005, the Company authorized the issuance of 200,000 shares of common stock valued at $0.20 per share to Global Asset Products AG for cash consideration in the amount of $40,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 27, 2005, the Company authorized the issuance of 250,000 shares of common stock valued at $0.20 per share to Supreme Gold Holding Limited for cash consideration in the amount of $50,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 27, 2005, the Company authorized the issuance of 250,000 shares of common stock valued at $0.20 per share to Netone Enterprise Limited for cash consideration in the amount of $50,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 6, 2005, the Company authorized the issuance of 400,000 shares of common stock valued at $0.25 per share to Brian Lovig for cash consideration in the amount of $100,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 28 of this Form 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 25th day of January, 2006.

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

10(iii)	*	Acquisition Agreement with Planktos, Inc., dated August 10, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005)
10(iv)	*	Acquisition Agreement with D2Fusion Inc., dated August 18, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005)
14	*	Code of Ethics adopted March 30, 2004 (incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2004)
23	*

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