Form 10KSB/A
period 2004-12-31
SOLAR ENERGY LTD
filed 2006-04-17
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-2

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

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A-2 or any amendment to this Form 10-KSB/A-2  [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No     X

The registrant's total consolidated revenues for the year ended December 31, 2004, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $7,474,866 based on the average closing bid and asked prices for the common stock on April 14, 2006.

On April 14, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 15,731,275.

Explanatory Note

This Form 10-KSB/A-2 has been amended to restate the registrant's audited financial information for the period ended December 31, 2004. The financial statements filed with the initial Form 10-KSB by the registrant included a prior reported gain on the sale of a subsidiary that should have been deferred as unrealized and a prior reported receivable that has since been adjusted to zero. The restated financial statements filed hereby reflect these corrections.

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
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of April 14, 2006, there were approximately 238 shareholders of record holding a total of 15,731,275 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-KSB/A-2 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-KSB/A-2, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited (a Development Stage Company) as of December 31, 2004 and 2003 and the results of its operations and cash flow for the years ended December 31, 2004 and 2003 and 2002 and from inception on January 5, 1994 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

May 9, 2005, except for Note 14, 1(c.)(e.),5 and 7 dated April 12, 2006.

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

e.     Provision for Income Taxes (Restated)

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

NOTE 7 – Goodwill (Restated)

The Company recorded Goodwill in connection with the acquisition of Hydro, due to the negative equity position of Hydro. A total of $83,346 was recorded upon acquisition and was being amortized over a 5 year period, until the adoption by the company on January 1, 2002 of SFAS 142 (See Note 12). The Company is now required to perform an impairment test on goodwill and other intangible assets annually. The realization of this asset is contingent upon Hydro’s ability to generate revenues from the HARPS process. Goodwill is $0 and $14,118 at December 31, 2004 and 2003, respectively.

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

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 14 – Restatement of Financial Statements (Continued)

During 2005, it was discovered that the gain reported on the sale of RECO and Sunspring to Sun Power in 2001, should have been deferred as unrealized due to the mutual cancellation provision in the agreement. The gain of $64,573 was therefore deferred in 2001, and in 2002 when RECO and Sunspring were returned to the Company, the goodwill and fixed assets recorded from this transaction were removed and recorded as an unrealized liability which was reversed upon the receission of the sale agreements. The restatement affected these financial statements in 2003 by a reduction of fixed assets of $10,448, a reduction of goodwill of $54,125, and a reduction of retained earnings of $64,573. On the statement of operations, the inception column has a decrease in the gain/(loss) on Investment of $64,573 and an increase in gain/(loss) on sale of subsidiary in the same amount. The statement of operations for 2004 has been restated by increasing the gain/(loss) on sale of subsidiary by $64,573. The statement of stockholder’s equity reflects an increased loss in 2001 of $64,573 and decreased loss in 2004 in the same amount. The statement of cashflow has similar changes as the statement of operations. A summary of the changes in each period presented in these financial statements are as follows:

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

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro currently also serves as an officer and director of Sona Development Corp. an OTC: BB quoted company without a current business, from January 2000 to present, as an officer and director of Healthbridge, Inc. an OTC: BB quoted company involved in manufacturing and marketing medical waste sterilization and disposal technologies, from April 1999 to present and as an officer (October 2003 to present) and a director October 2003 to November 2003) of ASP Ventures Corp. an OTC: BB quoted company without current operations, from October 2003 to present. Ms. Coccaro has also served as an officer and director of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology, from February 2000 to January 2004, as a director of Americana Gold & Diamond Holdings, Inc. an OTC: BB quoted company without current operations, from 1998 until May 1999 and as an officer and director of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil from 1997 until 1999. Between September 1998 until December of 2005, Ms. Coccaro also acted as the Consul of Uruguay to Western Canada.

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB/A-2. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

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

***** David Jones resigned as an officer and director in February of 2004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the ownership of the Company’s common stock as of April 14, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 14, 2006, there were 15,731,275 shares of common stock issued and outstanding.

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
                       1177 - 1818 West Hastings Street
      Common             Vancouver, British Columbia              Legal             35,000          less than 1
                                Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                              Green Journal Ltd.
                       1177 - 1818 West Hastings Street
      Common             Vancouver, British Columbia              Legal            900,000             5.7
                                Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common                Baycove Capital Corp.                 Legal           1,814,954            11.5
                            7371 Brandywine Place
                  Vancouver, British Columbia Canada V5S 3Z7
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common                Central Shipping Investment Inc.      Legal           1,410,000             8.9
                            145-925 West Georgia Street,
                  Vancouver, British Columbia Canada V6C 3L2
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                 Russ George
                          1181 Chess Drive, Suite H
      Common               Foster City, California                Legal           3,500,000            22.3
                                    944404
-------------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------------
   All executive officers and directors as a group (3)                                  105            less than 1
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

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB/A-2, which is incorporated herein by reference.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2006.

Solar Energy Limited

/s/ Andrew Wallace

 By: Andrew Wallace Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                     Title                                Date

/s/ Nora Coccaro                                          Director                          April 14, 2006

Nora Coccaro

/s/ Andrew Wallace                                       Director                          April 14, 2006

 Andrew Wallace

 /s/ William Sherban                                      Director                           April 14, 2006

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

Chisholm, Bierwolf and Nilson, LLC.'s consent to the incorporation by reference on Form S-8 filed with the Commission on December 13, 2004 of their report dated May 9, 2005, except for Note 14, 1(c.)(e.), 5 and 7, dated April 12, 2006 with respect to the Company's audited financial statements for the year ended December 31, 2004.

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