Form 10KSB
period 2005-12-31
SOLAR ENERGY LTD
filed 2006-04-17
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

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

Yes                   No     X

The registrant's total consolidated revenues for the year ended December 31, 2005, were $0.

The aggregate market value of the registrant's common stock,  (the only class of voting stock), held by non-affiliates was approximately $7,474,866 based on the average closing bid and asked prices for the common stock on April 14, 2006.

On April 14, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 15,731,275.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

As used herein the terms “Company,” “we,” “our,” and “us” refer to Solar Energy Limited, a Delaware corporation and our subsidiaries and predecessors, unless the context indicates otherwise. The Company is a research and development corporation engaged in the development of cost effective solutions to global issues concerning the application of renewable sources of energy that are safe for the environment.

The Company was incorporated under the laws of the State of Delaware as Taurus Enterprises, Inc., on January 5, 1994, and re-incorporated in Nevada on August 20, 1996, as Salvage World, Inc. On December 17, 1997, the Company effected a Plan of Reorganization and Merger of Salvage World, Inc., into Solar Energy Limited, a private Delaware Corporation, the effect of which merger changed our name and moved our place of incorporation from Nevada to Delaware. The reorganization also involved the acquisition of Hydro-Air Technologies, Inc., initially as a wholly-owned subsidiary.

Our principal place of business is located at 145-925 West Georgia Street, Vancouver, British Columbia, Canada, V6C 3L2, and our telephone number is (604) 669-4771. Our registered statutory office is located at The Company Corporation, 2711 Centerville Road, Wilmington, Delaware, 19808.

The Company’s shares are quoted on the Over the Counter Bulletin Board under the symbol SLRE.

Description of Business

Since 1997 the Company has focused on the development of cost-effective solutions for global issues related to water, energy and pollution. The primary thrust of that focus has been in connection with the development of new and renewable energy sources that can compete with traditional energy sources without threatening the environment. Most of the Company’s operations to date have been concentrated on research and development activities involving the use of solar energy, water, and increasing engine efficiencies. However, despite the Company’s efforts, we failed to make available any commercial application of our past technologies and thus have let several licensing agreements lapse. Consequently, the Company has had to consider new technologies for acquisition that are synergistic with our focus.

Planktos, Inc.

On August 10, 2005, the Company acquired Planktos, Inc., (“Planktos”) from Russ George as a wholly owned subsidiary for a purchase price of one million five hundred thousand dollars ($1,500,000) in the form of a convertible debenture. The convertible debenture had a 5 year term, bore interest at 5% and was convertible into Company’s shares at 10% below market at any time after twelve (12) months and prior to the expiration of the debenture. The acquisition also committed the Company to assist Planktos in the process of becoming a public company either by reverse acquisition into an existing public entity or through offering assistance with an initial public offering of Planktos’ common stock and to advance up to $1,500,000 in the form of loans over twelve months. On November 17, 2005, the Company and Russ George agreed to amend the terms of the convertible debenture in order to permit Mr. George to convert the $1,500,000 purchase price into shares of our common stock at any time prior to the expiration of the term of the debenture. Mr. George elected to convert the debenture into shares of the Company’s common stock at $1.00 a share on November 21, 2005. The conversion obviated the conditional terms of recession contained in the original agreement and concluded any remaining mandatory conditions of the agreement.

Planktos’ business, based in Foster City, California, is primarily concerned with the commercial opportunities attendant to the Kyoto Protocol. The Kyoto Protocol enables companies and governments to offset regulated greenhouse emission restrictions by investing in carbon dioxide (CO2) reduction programs in exchange for certified emission reduction (“CER”) credits. European nations began trading CER credits as of January 2005. CER credits are traded much like commodities with an average value of approximately twenty-five dollars per CER (which represents one ton of CO2 or equivalent). The Kyoto Protocol became law effective February 16, 2005, the result of which should be a rapidly expanding multi-billion-dollar market for CER credits.

Planktos’ near-term commercial objective is to produce CER credits at a cost of less than one dollar per ton utilizing proprietary technology designed to stimulate plankton growth in the world’s oceans as a means by which to sequester (isolate from the atmosphere) CO2. Specifically, Planktos expects to implement its program of sequestration by “iron fertilization” of the ocean, to micro-fertilize the oceans with natural iron dust, a vital micronutrient for ocean plant growth and photosynthesis which is now scarce in marine waters. Planktos obtains this iron from natural iron ore deposits. The iron is identical to that used in nature to sustain the oceans throughout history. The fertilization process triggers vast plankton blooms which absorb the carbon in CO2, 30-40% of which sinks deep enough to be verified as sequestered for hundreds or thousands of years.

Planktos has cultivated working partnerships with top government labs and ocean science institutions to assist with measurement and verification procedures and optimize project design. Bankable, tradable investment grade CER credits for corporate buyers and fund managers will be verified and certified with satellite & aerial mapping, underwater analysis methods, and bloom measuring sensors on Planktos’ proprietary autonomous ocean rovers.

On August 17, 2005, the Company and Planktos executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation (“Diatom”), whereby Diatom committed to assist the Company in providing developmental funding for Planktos’ “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Diatom agreed to provide up to 25% of the program while the Company is responsible for funding the remainder of the developmental funding. The agreement with Diatom also provides for a royalty that entitles Planktos and the Company to 75% of future net sales revenue generated by Diatom from the sale of CER credits until the Company recoups its costs. Thereafter, Planktos and the Company will be entitled to 25% of net sales revenue generated by Diatom from the sale of CER credits. Diatom has advanced $250,000 pursuant to this agreement to date.

Planktos is committed to the implementation of the iron-fertilization prove out program during 2006. The process of stimulating plankton growth and the overall mission of Planktos can be viewed on its website: www.planktosinc.com.

Planktos continues to explore other business opportunities afforded it by the Kyoto Accords and the production of inexpensive CER credits. Subsequent to the year end, Planktos announced a partnership with Klimafa, Inc., (“Klimafa”), a Hungarian based eco-restoration firm dedicated to afforestation and reforestation projects in Central and Eastern Europe. Within the partnership, Plantos and Klimafa are conducting studies to develop an ecologically sound indigenous species mix and planting model of flora to maximize wildlife habitat and biodiversity. The Kyoto Protocol recognizes a variety of mechanisms to reduce atmospheric CO2 and other greenhouse gases, and has approved carbon sequestration from new forests. The development of forests ultimately produces valuable CER credits

Klimafa is currently involved in several government-assisted carbon forest projects in Hungary that intend to restore native mixed growth forests in national parks and then afforest vast tracts of retired agricultural lands.

The science and news surrounding eco-restoration can be viewed on Kilmafa’s website: www.klimafa.com.

D2Fusion Inc.

On August 18, 2005, the Company acquired D2Fusion Inc., (“D2Fusion”) from Russ George as a wholly owned subsidiary for a purchase price of two million dollars ($2,000,000) in the form of a convertible debenture. The convertible debenture had a 5 year term, bore interest at 5% and was convertible into Company’s shares at 10% below market at any time after twelve (12) months and prior to the expiration of the debenture. The acquisition also committed the Company to arrange financing of not less than $2,200,000 and to introduce D2Fusion to the public capital markets for the purpose of raising additional capital in excess of the Company’s financing obligations. On November 17, 2005, the Company and Russ George agreed to amend the terms of the convertible debenture in order to permit Mr. George to convert the $2,000,000 purchase price into shares of our common stock at any time prior to the expiration of the term of the debenture. Mr. George elected to convert the debenture into shares of the Company’s common stock at $1.00 a share on November 21, 2005. The conversion obviated the conditional terms of recession contained in the original agreement and concluded any remaining mandatory conditions of the agreement.

D2Fusion, based in Foster City, California, and Los Alamos, New Mexico, is a research and development company staffed by scientists and engineers working toward the delivery of proprietary solid-state fusion aimed at entry level heat and energy applications for homes and industry. Solid-state fusion is a technology more widely recognized under the name “cold-fusion.” Unlike the reactions in “cold-fusion,” D2Fusion technology uses much simpler and more reliable solid state processes more akin to high temperature super-conductor physics to produce and control radiation-free fusion reactions. In this simplest form of fusion two deuterium atoms that are contained and constrained under solid-state conditions fuse to form a single helium atom. Each new helium atom created is accompanied by an enormous energy release. To put this into a more common perspective, under ideal conditions one gram of hydrogen fuel holds the equivalent to billions of watts of energy.

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

The science and news surrounding solid-state fusion and D2Fusion can be viewed on its website: www.D2Fusion.com.

Current operations are focused on the engineering and development of practical solid-state fusion thermal energy modules. The teams are lead by Dr. Thomas Claytor (of the Los Alamos National Laboratory) at the Los Alamos facility and Dr. Passell at the Foster City facility. Both locations are engaged in the design and testing of solid state fusion energy devices derived from work sometimes referred to as LENR (Low Energy Nuclear Reactions) or CANR (Chemically Assisted Nuclear Reactions).

Other Operations

The Company is the owner of intellectual property rights related to the acquisition of Hydro-Air Technologies, Inc., (“HAT”), from Dr. Melvin Prueitt. HAT has certain intellectual property rights that the Company had intended to develop for the purpose of generating commercially viable electrical power using the energy generated by the heat of evaporation of water. Unfortunately, these projects proved difficult to develop into working prototypes that caused the Company to abandon research and development specific to these technologies. However, preliminary work, experiments completed and test results generated from the projects did prove useful to derivative projects that the Company expects may become commercially viable at some future date.

The Company is the owner of a 21% interest in Renewable Energy Limited (“RECO”). The primary asset of RECO is a project called SOLAREC (Solar Reduction of Carbon Dioxide.) This project, lead by Dr. Reed Jensen involves the task of recycling carbon dioxide into fuel using focused ultraviolet and visible light from the sun. One of the goals of the SOLAREC project is to use solar energy and CO2 to produce a clean usable fuel (gasoline, diesel, etc.) with electricity and oxygen as the only by-products. RECO has also developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal. The Company believes that the SOLAREC project has the potential to significantly address today’s global energy and pollution problems but as a minority interest holder is no longer involved in on a day-to-day basis.

Governmental and Environmental Regulation

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

D2Fusion’s solid-state fusion reactions do not produce the radiation and radioactive waste products commonly associated with other forms of nuclear energy. Since solid state fusion produces neither neutrons nor penetrating gamma rays, there is no nuclear hazard whatever associated with this energy source, and consequently there are no dangerous waste products, waste management concerns, and no regulation from environmental laws. The only byproduct from these reactions is a tiny amount of ordinary helium.

The Company is aware that there is some speculation surrounding the possible negative impact of Planktos’s type of iron-fertilization on the world’s oceans and the possible side effects of giant plankton blooms. For example, it’s known that plankton have a complex effect on cloud formation from the release of dimethyl sulfide (DMS) which are converted to sulfate aerosols in the atmosphere providing cloud condensation nuclei. However, the effect of small scale plankton blooms on overall DMS production is unknown and there are no laws specifically regulating iron-fertilization.

The Company believes that it is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, the Company believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on its ability to conduct business.

Competition

Efforts to develop alternative energy sources that can compete with traditional energy sources without threatening the environment, and the competition amid these efforts, are fragmented and very competitive. The same can be said of the competition between a diverse array ventures devoted to the sequestration of CO2. Although we do not compete directly with any other interests involved in the sequestration of carbon dioxide from the oceans through iron-fertilization or the provision of unlimited energy from the realization of cold fusion technology, the Company does compete indirectly with a number of companies, both private and public, that are active in the search for cost-effective applications of new energy sources, and the means to sequester CO2. Many of these indirect competitors are substantially larger and better funded than us with significantly longer histories of research and development. Therefore, the Company can offer no assurance that we will be successful in competing for commercial solutions with existing and emerging research and development businesses focused on similar applications.

The Company believes that competition in the search for the efficient application of alternative energy sources or the sequestration of CO2 is based principally on the ability to successfully manage certain practical considerations. Competition revolves around:

o        the development of such technologies;
o        the price of the equipment required to harness the energy or capture the CO2 as compared to other alternative applications and traditional systems;
o        the period required to recover any capital cost or equipment costs from energy savings or CO2 sequestration that might result from operations;
o        the reliability of the systems;
o        public acceptance of alternative energy applications and sequestered CO2; and
o        the reputation of the manufacturer or producer.

The Company anticipates that both Planktos and D2Fusion with further research and development will respond successfully to these considerations.

Further, the Company believes that we have certain distinctive competitive advantages over all or many of our competitors that has enabled us to progress to our current level of technology development. The advantages include:

o        the breadth of our approach to applying both renewable resources and the sequestration of CO2;
o        the academic, technical and professional proficiency of our chief project managers;
o        environmental integrity; and
o        the willingness of project managers to consider joint venture relationships with third parties to maximize resources in research and development.

All of these factors in combination with the dedication of the Company’s personnel have enabled us to remain competitive in the search for the efficient application of renewable energy sources and the sequestration of CO2 despite critical short falls in research and development funding.

Marketability

The European CO2 market began trading CER credits like commodities in January of 2005. Within the first six months of activity, “CO2 equivalent” trading had exceeded 80 million tons. An equivalent open market is now developing in Asia, and recent trading in the U.S. and Australia has been substantial through direct transactions rather than intermediary exchanges.

European carbon tax legislation charges corporations $50 per ton for emissions in excess of their Kyoto Treaty obligations, which charge will rise to over $100 per ton in 2008. The European price per ton of sequestered CO2 has risen as high as $37, with an average price of $25. CER credits are expected to trade between $50 and $70 per ton with an increase in corporate charges.

The total size of the market is conservatively predicted to reach $5 billion this year. Annual sales by 2010 are commonly projected to be near $100 billion per year. On Aug 7, 2005, London’s Sunday Times envisioned a volume of $55 billion per year for Europe alone. Current growth rates and conservative analyses project a $600 billion international carbon market by 2010.

The market of solid state fusion is as obvious as the world’s need for energy. If and when D2Fusion completes a practicable technology, fusion modules will be designed for integration into a wide range of commercial products and technologies. For example, the first low-tech heat producing modules will be suited for a wide variety of domestic and industrial heating uses ranging from hot water and room heaters to industrial process heat. As more highly developed, multi-kilowatt devices gradually permeate society, we expect an enormous demand for our technology which will be capable of producing energy at a fraction of current costs with no harmful environmental effects.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

Other than those patents associated with our ownership of HAT, we currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

D2Fusion intends to patent a wide variety of devices, materials, and methods that are intrinsic components of the technology used to develop its solid-state fusion modules. Since 1989, hundreds of researchers have filed a large number of mostly broad speculative and theoretical patents in the field in the U.S. and other patent venues. Very few patents have been allowed in the field and there is a consensus among many patent experts that the field has, and will continue to have, a very confusing patent landscape. In light of this, D2Fusion has chosen a patent strategy that focuses on filing for narrowly defined working devices that can receive patent protection based on demonstration of working utility.

Research and Development

The amount spent during each of the last two fiscal years on research and development activities were $22,103 in 2005 and $0 in 2004. We expect the amount spent on research and development activities will increase in future periods as both our Planktos and D2Fusion subsidiaries progress the development of their respective technologies.

Employees

The Company currently has 9 full time employees and 5 full time consultants. The Company also relies on the services of outside consultants, attorneys, and accountants as necessary, to satisfy public disclosure requirements and to pursue the Company’s plan of operation.

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $9,538,518 at December 31, 2005. During fiscal 2005, we recorded a net loss of $5,635,198. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

Our subsidiaries will not likely be profitable in the next twelve months and may never be profitable.

Planktos is in the process of its iron-fertilization prove-out program and D2Fusion remains in the research and development stage with no significant revenues and will not likely be profitable within the next twelve months. While both operations have very high potential profit, it cannot be assured that iron-fertilization will live up to our expectations or whether our research into solid state fusion will ever be successful. Therefore, the possibility of future profits by our subsidiaries is purely speculative.

We will need additional financing to fund our subsidiaries

We will need additional capital to fund Planktos for its iron-fertilization prove-out program and D2Fusion’s research and development. In our efforts to raise capital or obtain additional financing, we may be obligated to issue additional shares of common stock or warrants or other rights to acquire common stock on terms that will result in dilution to existing shareholders or place restrictions on operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our subsidiaries would be significantly limited.

We are dependent upon key people, who would be difficult to replace.

Our continued operations will be largely dependent upon the efforts of our executive officer and our directors as well as Russ George and our other engineers. Our future success also will depend in large part upon the Company’s ability to identify, attract and retain other highly qualified managerial and engineering personnel. Competition for these individuals is intense. The loss of the services of our managers and engineers, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet our key objectives.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s maintains an office located at 145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2. The facility consists of approximately 1,100 square feet, for which the Company pays approximately $1,950 a month. The term of the Company’s lease is five years terminating at the end of April in 2009.

The Company also maintains office and research and development space for both Planktos and D2Fusion at 1151 Triton Drive, Suite C, Foster City, California. The facility consists of approximately 5,000 square feet, for which the Company pays $5,000 a month. The term of the Company’s lease on this space terminates at the end of December in 2007.

The Company also maintains office and research and development space for D2Fusion at 112 C Longview Drive, Los Alamos, New Mexico, 87544. The facility consists of approximately 2,000 square feet, for which the Company pays $2,000 a month. The term of the Company’s lease is on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

The Company’s common stock is traded on the Over the Counter Bulletin Board under the symbol SLRE.

The table below sets forth the high and low sales prices for the Company’s common stock for each quarter of 2005 and 2004. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                -------------- -------------------------- --------------------- --------------------
                Year           Quarter Ended              High                  Low
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2005           December 31                $1.55                 $0.46
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $1.01                 $0.35
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               June 30                    $0.75                 $0.23
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               March 31                   $0.51                 $0.10
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2004           December 31                $0.47                 $0.16
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $0.47                 $0.23
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               June 30                    $0.51                 $0.20
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               March 31                   $0.33                 $0.18
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

Recent Sales of Unregistered Securities

On March 1, 2006, the Company authorized the issuance of 80,000 shares of common stock valued at $0.25 per share to Robert Fisher upon the exercise of warrants in the amount of $20,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock upon the exercise of warrants; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the warrants; and (5) the negotiations that lead to the issuance of the warrants took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts for the warrants in the United States, by offering the warrants only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the warrants were offered and stock was issued was a non-U.S. offeree with an address in a foreign country.

On February 23, 2006, the Company authorized the issuance of 20,000 shares of common stock valued at $0.40 per share to Gustav Boehm on the exercise of stock options for consulting services in the amount of $8,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for consulting services; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the shares; (5) the shares were not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock options took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by offering the options only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On February 20, 2006, the Company authorized the issuance of 705,000 shares of common stock valued at $0.20 per share to Central Shipping Investment, Inc., for cash consideration in the amount of $141,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On December 5, 2005, the Company authorized the issuance of 705,000 shares of common stock valued at $0.20 per share to Central Shipping Investment, Inc., for cash consideration in the amount of $141,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On November 21, 2005, the Company authorized the issuance of 3,500,000 shares of common stock valued at $1.00 per share to Russ George in exchange for his election to convert certain convertible debentures issued for the acquisition of Planktos, Inc. and D2Fusion, Inc. in the aggregate amount of $3,500,000 pursuant to the exemptions from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for certain convertible debentures; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2005.

Plan of Operation

During the year ended December 31, 2005, the Company was involved in identifying favorable business opportunities, negotiations, and performing due diligence pursuant to agreements with D2Fusion and Planktos. The Company is now focused on the operation of both companies.

Planktos

Planktos is currently working with U.S. and European marine research teams to plan and launch significant ocean iron fertilization projects during 2006. Initial efforts will be modest in scope and research-intensive, but are still designed to verifiably sequester carbon between hundreds of thousands and millions of tonnage per voyage.

Planktos is approaching this work with a unique array of qualifications:

o        Years of experience in the basic science of the field;
o        Collaborative arrangements and working relationships with internationally recognized marine science project partners required for certification;
o        Sustainable resource maximization plan designs;
o        Expertise in resource value computation and certification procedures;
o        Market access for resource commodification and trade; and
o        Experience in structuring all preceding factors into viable binding business plans.

Planktos expects the cost of the prove-out program to be $1,290,000, of which Diatom has agreed to provide up to 25%. Diatom has paid $250,000 to date.

We continue to fund the research and development of Planktos’ “iron-fertilization” prove-out program as funding is available.

D2Fusion

D2Fusion is currently working with eminent U.S. and international research teams to continue product development projects. Using the know-how as well as collaborative expertise from the U.S. government’s top nuclear science labs, D2Fusion is prepared to build, demonstrate, and test small (kilowatt-scale) thermal module prototypes. D2Fusion intends to achieve the following:

o        Pilot project to compellingly demonstrate the commercial promise of D2Fusion technology, producing prototype kilowatt-scale thermal modules for use in many applications;

o        Coordinate design, assembly, and testing of these prototype modules with leading national laboratory scientific and engineering teams to demonstrate these devices deliver safe clean solid-state fusion energy in a commercially useful form. This will both legitimate and publicize the field as well as generating important intellectual properties;
o        Design of a licensing and development plan obtain the highest possible return on our products and technologies;
o        Grow the business to develop and deliver new products and processes.

We continue to fund the research and development of D2Fusion’s cold fusion technology as funding is available.

Our current assets are insufficient to conduct our plan of operation over the next twelve (12) months. No assurances can be given that funding is available or would be available us on acceptable terms. Our inability to obtain funding would have a material adverse affect on our plan of operation.

The Company does not expect to receive revenues within the next twelve months of operation as both D2Fusion and Planktos remain in early developmental stages with no revenues.

Results of Operations

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

The Company did not generate any revenues from operations during this period.

Net Losses

For the period from inception until December 31, 2005, the Company incurred a net loss of $9,538,518. The Company’s net losses are primarily attributable to general and administrative expenses and most recently acquisition costs associated with the purchase of Planktos and D2Fusion, which costs include an impairment of good will and an expense attributed to outstanding warrants. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. We did not generate any revenues during this period.

The Company expects to continue to incur losses through the year ended 2006.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2005, the Company had current assets totaling $362,403 and a working capital surplus of $41,660. Management believes that the Company will require a substantial infusion of capital over the next twelve months in order to fund the research & development efforts of both Planktos and D2Fusion. Since the Company has no revenues and a substantial need for significant capital, operations will continue to rely upon our ability to raise capital from private debt or equity placements. We have recently executed term sheets for Company financing to fund Planktos and D2Fusion based upon certain conditions which are yet to be satisfied. However, the Company has no binding agreements to provide the required funding and therefore cannot provide any assurance that future funding will be forthcoming. Should sufficient funding fail to materialize in the next twelve months the Company will have to abandon ongoing research and development efforts and may be forced to curtail or cease its activities.

Should funds become available over the next twelve months, the Company will require a minimum of $2,000,000 to fund the ongoing development of cold fusion technology and $1,500,000 to fund the “iron fertilization” prove-out program. Additional funding will also be required for administrative expenses including compliance with continuous disclosure requirements.

Further, there can be no assurance offered to the public by these disclosures, or otherwise, that the Company will be successful, or that we will ultimately succeed as a going concern. To the extent that existing resources and any future earnings prove insufficient to fund its activities, the Company will need to raise additional funds through debt or equity financing. The Company cannot provide any assurance that such additional financing will be available or that, if available, it can be obtained on terms favorable to us and our shareholders. In addition, any equity financing would result in dilution to the Company shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities or other financial or operational matters. The Company’s inability to obtain adequate funds will adversely affect its operations and the ability to implement is plan of operation.

During 2005, the Company issued 2,650,000 shares of common stock for cash of $605,000, 1,255,000 shares of common stock for prepaid expenses and services of $585,400 and 3,500,000 shares of common stock for the acquisitions of Planktos and D2 Fusion.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Management’s Plan of Operation” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

-        our anticipated financial performance;
-        the sufficiency of existing capital resources;
-        our ability to fund cash requirements for future operations;
-        uncertainties related to the development of our technologies;
-        the volatility of the stock market; and
-        general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No.20, “Accounting Changes,” and supersedes FASB Statement No.3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS 153 – Exchanges of Non-Monetary Assets – An amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB also issued SFAS No.151, “Inventory Costs, an amendment of ARB No.43, Chapter 4” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $9,538,518 as of December 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing of its projects; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2005, are attached hereto as pages F-1 through F-22.

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                         Consolidated Financial Statements
                                            December 31, 2005 and 2004

                                                     Contents

Report of Independent Registered Public Accounting Firm                                                F-2

Consolidated Balance Sheets                                                                            F-3

Consolidated Statements of Operations                                                                  F-4

Consolidated Statements of Stockholders' Equity                                                        F-5

Consolidated Statement of Cash Flows                                                                  F-11

Notes to the Consolidated Financial Statements                                                        F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

Solar Energy Limited

We have audited the accompanying consolidated balance sheets of Solar Energy Limited (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the period January 5, 1994 (Inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited at December 31, 2005 and 2004, and the results of its operations and cash flows for the periods then ended and the period January 5, 1994 (Inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Solar Energy Limited will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Solar Energy Limited has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson, LLC.

Chisholm, Bierwolf & Nilson, LLCBountiful,
Utah

April 17, 2006

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                            Consolidated Balance Sheets
                                                                                                        December 31,
                                                                                                  2005                   2004

                                                      Assets
              Current Assets
                 Cash                                                                        $           188,129 $               32
                 Prepaid Expenses                                                                        174,274                707

              Total Current Assets                                                                       362,403                739

              Property and Equipment (Note 3)                                                            13,575               2,965

              Other Assets
                 Deposits                                                                                 30,120                300
                 Investment in Mining and Mineral Rights                                                       -             50,000

               Total Other Assets                                                                         30,120             50,300

              Total Assets                                                                   $           406,098 $           54,004

                                        Liabilities and Stockholders' Equity
               Current Liabilities
                  Accounts Payable                                                           $            75,580   $         75,258
                  Accrued Liabilities                                                                    179,677            173,909
                  Notes Payable - Related Party (Note 5)                                                  65,486             46,785
                   Deferred Revenue (Notes 1 and 7)                                                      250,000                  -

                                                                                                         570,743            295,952

               Derivatives (Note 9)                                                                      963,500                  -

               Stockholders' Equity
                  Common Stock 50,000,000 Shares Authorized at
                     $.001 Par Value 14,926,275 and 7,521,275 Shares
                     Issued and Outstanding, Respectively                                                  1,493                752
                     Subscription proceeds                                                                20,000                  -
               Additional Paid In Capital                                                              8,388,880          3,660,620
                     Deficit Accumulated During the Development Stage                                (9,538,518)        (3,903,320)

               Total Stockholders' Equity                                                            (1,128,145)          (241,948)

               Total Liabilities and Stockholders' Equity                                      $         406,098   $         54,004

The accompanying notes are an integral part of these financial statements.

                                                             Solar Energy Limited
                                                         (a Development Stage Company)
                                                     Consolidated Statements of Operations

                                                                     Year Ended               Year Ended            Cumulative Total
                                                                     December 31              December 31                 Since
                                                                        2005                     2004                   Inception
                                                                 --------------------     --------------------     --------------------

         Revenues                                            $                      -           $            -           $            -
                                                                 --------------------     --------------------     --------------------
                                                                 --------------------     --------------------     --------------------

         Operating Expenses
             General and Administrative                                    1,222,947                  167,908                3,119,179
             Research and Development                                                                -                          2,260,235
                                                                              22,103
                                                                 --------------------     --------------------     --------------------
                                                                 --------------------     --------------------     --------------------
         Total Operating Expenses                                           1,245,050                  167,908                5,349,454
                                                                 --------------------     --------------------     --------------------
                                                                 --------------------     --------------------     --------------------

         Operating Income (Loss)                                          (1,245,050)                (167,908)              (5,379,414)
                                                                 --------------------     --------------------     --------------------
                                                                 --------------------     --------------------     --------------------

         Other Income (Expenses)
              Minority Interest                                                     -                    1,238                  123,856
              Other Income                                                     80,000                   10,000                  160,000
              Gain (Loss) on Investments                                            -                        -                   17,200
              Loss on Sale of Assets                                                -                        -                  (2,575)
              Interest Income (Expense)                                       (6,648)                  (1,725)                 (61,030)
              Financing costs                                               (963,500)               -                         (963,500)
              Impairment of Patents                                                 -                 (39,648)                 (39,648)
              Impairment of Goodwill                                      (3,500,000)                 (14,118)              (3,514,118)
              Gain (Loss) on Sale of Subsidiary                                     -                  120,711                  120,711
                                                                 --------------------     --------------------     --------------------
                                                                 --------------------     --------------------     --------------------

         Total Other Income (Expense)                                     (4,390,148)                   76,458              (4,159,104)
                                                                 --------------------     --------------------     --------------------
                                                                 --------------------     --------------------     --------------------

         Net Income (Loss) before taxes                                   (5,635,198)                 (91,450)              (9,538,518)
                                                                 --------------------     --------------------     --------------------
                                                                 --------------------     --------------------     --------------------

         Income Taxes                                                               -                        -                        -
                                                                 --------------------     --------------------     --------------------
                                                                 --------------------     --------------------     --------------------

         Net Income (Loss)                                    $           (5,635,198)   $             (91,450)              (9,538,518)
                                                                 --------------------     --------------------     --------------------
                                                                 --------------------     --------------------     --------------------

         Net Income (Loss) Per Share                          $                 (.59)   $                (.02)
                                                                 --------------------     --------------------
                                                                 --------------------     --------------------

         Weighted Average Shares
             Outstanding                                                    9,558,001                7,354,886
                                                                 --------------------     --------------------

The accompanying notes are an integral part of these financial statements.

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity

                                                         Common stock         Additional                      Deficit
                                                                                                            Accumulated
                                                                                               Share          during
                                                                                Paid in    Subscriptions    Development
                                                     Shares        Amount       Capital       Received         Stage
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance at Beginning of Development Stage                                           $
            January 5, 1994                                  -       $    -       $     -             -        $     -

       1/5/94 Stock issued for Organization Costs      125,000           13         2,487             -              -

       Net Loss for the Year Ended
            December 31, 1994                                -            -             -             -           (500)
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 1994                      125,000           13         2,487             -           (500)

       Net Loss for the Year Ended
            December 31, 1995                                -            -             -             -           (500)
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 1995                      125,000           13         2,487             -         (1,000)

       10/96 Shares Issued for Cash at $20.00
       Per Share                                         1,300            1        25,999             -              -

       11/96 Shares Issued for Cash at $0.90 Per
       Share                                               831            -           763             -              -

       12/96 Shares Issued for Cash at $2.00 Per
       Share                                               125            -           251             -              -

       Stock Split Rounding Adjustment                     595          (1)             1             -              -

       Net Loss for the Year Ended
            December 31, 1996                                -            -             -             -        (24,013)
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 1996                      127,851           13        29,501             -        (25,013)

       Net Loss for the Year Ended
            December 31, 1997                                -            -             -             -         (4,000)
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 1997                      127,851           13        29,501             -        (29,013)

The accompanying notes are an integral part of these financial statements.

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                              Additional       Share          during
                                                         Common stock           Paid in    Subscriptions    Development
                                                     Shares        Amount       Capital       Received         Stage
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       1/98 Shares Issued for Acquisition of
       Hydro-Air Technologies, Inc.                     70,400            7           (7)             -              -

       6/98 Shares Issued for Cash at $1.00 Per
       Share                                           780,000           78       779,922             -              -

       7/98 Shares Issued for Cash at $10.00 Per
       Share                                            12,500            1       124,999             -              -

       11/98 Shares Issued for Cash at $1.00 Per
       Share                                           200,000           20       199,980             -              -

       Net Loss for the Year Ended
            December 31, 1998                                -            -             -             -       (939,446)
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 1998                    1,190,391          119     1,134,394             -       (968,459)

       1/99 Shares Issued for Cash at $10.00 Per
       Share                                            10,000            1        99,999             -              -

       1/99 Shares Issued for Acquisition of
       Renewable Energy Corporation at $12.00
       Per Share                                        35,000            4       419,996             -              -

       10/99 Shares Issued for Cash at $1.80 Per
       Share                                            80,000            8       143,990             -              -

       Net Loss for the Year Ended
            December 31, 1999                                -            -             -             -       (957,086)
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 1999                    1,315,391          132     1,798,380             -     (1,925,545)

       Net Loss for the Year Ended
            December 31, 2000                                -            -             -             -       (925,899)
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 2000                    1,315,391          132     1,798,380             -     (2,851,444)

The accompanying notes are an integral part of these financial statements.

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                              Additional       Share          during
                                                         Common stock           Paid in    Subscriptions    Development
                                                     Shares        Amount       Capital       Received         Stage
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       7/01 Shares Issued for Rounding in
       Connection with 10:1 Exchange                    35,396            4           (4)             -              -

       8/01 Shares Issued for Cash at $0.23 Per
       Share                                           350,000           35        81,215             -              -

       10/01 Shares Issued for Cash at $0.25 Per
       Share                                            50,000            5        12,495             -              -

       10/01 Shares Issued to Settle Debt at
       $0.33 Per Share                               1,507,739          151       502,808             -              -

       10/01 Shares Issued for Services at $0.33
       Per Share                                       113,682           11        37,504             -              -

       11/01 Shares Issued for Cash at $0.51 Per
       Share                                           275,000           27       141,223             -              -

       Net Loss for the Year Ended
            December 31, 2001                                -            -             -             -       (465,476)
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 2001                    3,647,208          365     2,573,621             -     (3,316,920)

       8/02 Shares Issued for Cash at $0.30 Per
       Share                                            56,113            6        16,994             -              -

       Net Loss for the Year Ended
            December 31, 2002                                -            -             -             -       (213,045)
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 2002                    3,703,321          370     2,590,615             -     (3,529,965)

       1/03 Shares Issued For Cash at $0.30 Per
       Share                                            23,000            2         6,898             -              -

       2/03 Shares Issued For Cash at $0.30 Per
       Share                                            60,000            6        17,994             -              -

The accompanying notes are an integral part of these financial statements.

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                              Additional       Share          during
                                                         Common stock           Paid in    Subscriptions    Development
                                                     Shares        Amount       Capital       Received         Stage
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       9/03 Shares Issued to Settle Debt at
       $0.30 Per Share                               2,734,954          274       820,213             -              -

       10/03 Shares Issued for Services at $0.20
       Per Share                                       200,000           20        39,980             -              -

       10/03 Shares Issued for Cash at $0.30 Per
       Share                                           150,000           15        44,985             -              -

       Net Loss for the Year Ended
            December 31, 2003                                -            -             -             -       (281,905)
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 2003                    6,871,275          687     3,520,685             -     (3,811,870)

       3/04 Shares Issued to For Cash at $0.20
       Per Share                                       450,000           45        89,955             -              -

       5/04 Shares Issued for Cash at $0.25 Per
       Share                                           200,000           20        49,980             -              -

       Net Loss for the Year Ended
            December 31, 2004                                -            -             -             -        (91,450)
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 2004                    7,521,275          752     3,660,620             -     (3,903,320)

       1/05 Shares Issued For Services at $0.21
       Per Share                                       600,000           60       125,940             -              -

       3/05 Shares Issued For Cash at $0.20 Per
       Share                                            25,000            3         4,997             -              -

       5/05 Shares Issued For Cash at $0.20 Per
       Share                                           700,000           70       139,930             -              -

       6/05 Shares Issued For Cash at $0.25 Per
       Share                                           400,000           40        99,960             -              -

       6/05 Shares Issued For Cash at $0.35 Per
       Share                                            50,000            5        61,996             -              -

The accompanying notes are an integral part of these financial statements.

                                                 Solar Energy Limited
                                           (a Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                             Additional Paid      Share           during
                                                         Common stock               in        Subscriptions     Development
                                                     Shares        Amount        Capital         Received          Stage
       ------------------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------------------

       7/05 Shares Issued For Cash at $0.20 Per
       Share                                           180,000           18           35,982             -                -

       8/05 Shares Issued For Services at $0.20
       Per Share                                       100,000           10           19,990             -                -

       8/05 Shares Issued For Services at $0.58
       Per Share                                       500,000           50          289,950             -                -

       10/05 Shares Issued For Services at $1.20
       Per Share                                       105,000           10          125,990             -                -

       10/05 Shares Issued For Cash at $0.20 Per
       Share                                            40,000            4            7,996             -                -

       10/05 Shares Issued For Cash at $0.35 Per
       Share                                           200,000           20           69,980             -                -

       10/05 Subscriptions received                         -           -               -         20,000                  -

       11/05 Shares Issued For Acquisitions of
       Planktos, Inc. at $1.00 Per Share             1,500,000          150        1,499,850             -                -

       11/05 Shares Issued For Acquisitions of
       D2Fusion, Inc. at $1.00 Per Share             2,000,000          200        1,999,800             -                -

       12/05 Shares Issued For Cash at $0.20 Per
       Share                                           705,000           71          140,929             -                -

       12/05 Shares Issued For Cash at $0.35 Per
       Share                                           300,000           30          104,970             -                -

       Net loss, year ended December 31, 2005                -            -                -             -       (5,635,198)
       ------------------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------------------

       Balance, December 31, 2005                   14,926,275     $  1,493     $  8,388,880      $  20,000     $ (9,538,518)
       ========================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                                             Solar Energy Limited
                                                         (a Development Stage Company)
                                                     Consolidated Statements of Cash Flows

                                                                     Year Ended               Year Ended            Cumulative Total
                                                                    December 31               December 31                 Since
                                                                        2005                     2004                   Inception
                                                                ---------------------     --------------------     --------------------

         Cash Flow from Operating Activities
           Net Income (Loss)                                $            (5,635,198)  $              (91,450)  $           (9,538,518)
           Adjustments to Reconcile Net Loss
           to Net Cash Provided by Operations
           (Net of Acquisition/Sale)
             Amortization/Depreciation                                         3,801                   14,079                  200,806
             Bad Debt                                                              -                        -                  225,000
             Stock Issued for Services                                       454,836                        -                  706,851
             Stock Issued for RandD Expenses                                       -                        -                  439,900
             Loss on Sale of Assets                                                -                        -                    2,575
             Gain on Investments                                                   -                        -                 (17,199)
             Gain on Sale of Subsidiary                                            -                (120,711)                (120,711)
             Impairment of Patents                                                 -                   39,648                   39,648
             Warrants Issued for Financing Costs                             963,500                        -                  963,500
             Impairment of Goodwill                                        3,500,000                   14,118                3,514,118
             Minority Interest                                                     -                  (1,238)                (123,856)
           Increase (Decrease) in:
             Deposits                                                       (29,820)                    4,537                 (25,283)
             Prepaid Expenses                                                (4,402)      21,793                                17,391
             Accounts Receivable                                                   -                        -                       39
             Accounts Payable                                                    322                 (26,874)                  123,778
             Accrued Expenses                                                  5,768                      479      230,726
             Deferred Revenue                                                250,000                      479                  250,000
                                                                ---------------------     --------------------     --------------------

         Net Cash Used in Operating Activities                             (491,193)                (145,619)              (3,111,235)
                                                                ---------------------     --------------------     --------------------
                                                                ---------------------     --------------------     --------------------

         Cash Flows from Investment Activities
           Cash Acquired from Sale of Subsidiary                                   -                        -                  180,000
           Cash Acquired (Sold) from Subsidiary                                    -                    (177)                  247,512
           Cash Paid to Subsidiary                                                 -                        -                (107,568)
           Cash Paid to RECO and Sunspring                                         -                        -                  (2,076)
           Cash Paid for Patent Costs                                              -                        -                (106,318)
           Cash Paid for Property and Equipment                             (14,411)                        -                 (74,291)
           Cash Paid for Deposits                                                  -                        -                  (4,837)
           Cash Received on Sale of Assets                                         -                        -                   23,000
           Cash Paid for Notes Receivable                                          -                        -                (295,000)
           Cash Paid for Mining and Mineral Rights                            50,000                 (50,000)                        -
                                                                ---------------------     --------------------     --------------------
                                                                ---------------------     --------------------     --------------------

         Net Cash Provided by Investing Activities                            35,589                 (50,000)                (139,578)
                                                                ---------------------     --------------------     --------------------

The accompanying notes are an integral part of these financial statements.

                                                             Solar Energy Limited
                                                         (a Development Stage Company)
                                                     Consolidated Statements of Cash Flows

                                                                    Year Ended             Year Ended           Cumulative Total Since
                                                                    December 31            December 31                Inception
                                                                       2005                   2004

         Cash Flows from Financing Activities
           Issued Stock for Cash                            $              605,000  $             140,000  $                 2,245,913
           Cash Received for Notes Payable                                  18,701                 87,285                      517,108

           Subscription proceeds                                            20,000                      -                       20,000
           Cash Received from Advances by
             Shareholders                                                        -                      -                    2,044,099
           Cash Paid on Debt Financing                                           -               (45,490)                  (1,388,178)
                                                                 ------------------     ------------------      -----------------------
                                                                 ------------------     ------------------      -----------------------

         Cash Provided by Financing Activities                             643,701                181,795                    3,438,942
                                                                 ------------------     ------------------      -----------------------
                                                                 ------------------     ------------------      -----------------------

         Net Increase (Decrease) in Cash                                   188,097               (14,001)                      188,129

         Cash, Beginning of Year                                                32                 14,033                            -
                                                                 ------------------     ------------------      -----------------------
                                                                 ------------------     ------------------      -----------------------

         Cash, End of Year                                                 188,129                     32                      188,129
                                                                 ------------------     ------------------      -----------------------
                                                                 ------------------     ------------------      -----------------------

         Supplemental Cash Flow Information
           Cash Paid For:
              Interest                                        $                  -   $                  -    $                  17,195
              Taxes                                                              -                      -

The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

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

On December 17, 1997 the Company merged with Solar Energy Limited (Solar) a Delaware corporation organized on July 24, 1997 and changed the name to Solar Energy Limited. The surviving corporation is a Delaware corporation and the authorized shares were changed to 50,000,000 par value $.0001. The Company’s headquarters are located in Foster City, California.

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

In January 1999 the Company issued 35,000 shares of stock for the acquisition of 100% of Renewable Energy Corporation (RECO) a New Mexico corporation organized November 30, 1998. RECO owns various rights to patented intellectual property associated with the solar recycling of CO2 to fuel. RECO’s headquarters are located in Los Alamos, New Mexico. The Company valued the acquisition at $440,000 consisting of cash paid of $20,000 and stock valued at $420,000. The Company acquired RECO assets of $49,500 and assumed liabilities of $49,400. The acquisition was recorded using the purchase method of a business combination. The statement of operations of RECO has been included in the consolidated statements of operation for the year ended December 31, 1999. RECO had no operations in 1998 therefore no proforma information is presented. The Company recorded $439,900 of Research & Development expenses in connection with this acquisition.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

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

On August 10, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of Planktos, Inc. for the purchase price of $1,500,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The interest was payable only in the event that Planktos, Inc. realized net income from operations. The debenture was convertible into the Company’s shares at 10% below market at any time after 12 months and prior to the expiration of the debenture. The agreement commited the Company to assist Planktos in the process of becoming a public company within the next six (6) months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos’ common stock and to advance up to $1,500,000 in the form of loans over the next twelve months. In the event that the Company failed to arrange the required financing within twelve months of the agreement, Russ George had the right to redeem the shares of Planktos in exchange for canceling any amounts due to him pursuant to the debenture and the Company had the right to redeem the debenture in exchange for returning the Planktos shares to Mr. George. On November 21, 2005, Mr. George converted the debenture for 1,500,000 of the Company’s restricted common shares.

On August 17, 2005, Solar Energy Limited and its wholly owned subsidiary, Planktos, Inc. executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation whereby Diatom committed to assist Solar in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. Solar will be responsible for funding the remainder of the developmental funding. The agreement also provides for a royalty agreement which will entitle Planktos and Solar to 75% of net sales revenue generated by Diatom from the sale of carbon emission reduction credits (CER) created from the sequestration process until Solar Energy Limited and Planktos, Inc. have recouped their costs. Thereafter, Solar Energy Limited and Planktos, Inc. will be entitled to 25% of net sales revenue generated by Diatom from the sale of CERs. Diatom Corporation has paid $250,000 in cash for the exclusive marketing and intellectual property rights.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 — Summary of Significant Accounting Policies (continued)

On August 18, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of D2Fusion, Inc. for the purchase price of $2,000,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The interest was payable only in the event that D2Fusion, Inc. realized net income from operations. The debenture was convertible into the Company’s shares at 10% below market, not to exceed one dollar ($1.00), through the remaining term of the debenture. The agreement commited the Company to arrange financing of not less than $2,200,000 and, within six (6) months of the agreement, cause D2Fusion to have direct access to the public capital markets for the purpose of raising additional capital in excess of the Company’s financing obligations. In the event that the Company failed to arrange the required financing within twelve months of the agreement, Russ George had the right to redeem the shares of D2Fusion in exchange for canceling any amounts due to him pursuant to the debenture and the Company had the right to redeem the debenture in exchange for returning the D2Fusion shares to Mr. George. On November 21, 2005, Mr. George converted the debenture for 2,000,000 of the Company’s restricted common shares.

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

                                                           Income (loss)             Shares           Per-Share
                                                            (Numerator)        (Denominator)           Amount
For the year ended December 31, 2005
Basic EPS
Income (loss) to common stockholders                 $      (5,635,198)             9,558,001   $        (.59)

For the year ended December 31, 2004
Basic EPS
Income (loss) to common stockholders                 $         (91,450)             7,354,886   $        (.02)

d. Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments approximate the carrying values of such amounts.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 — Summary of Significant Accounting Policies (continued)

e. Cash and Cash Equivalents

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

g. Principles of Consolidation

The December 31, 2005 and 2004 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc., Sunspring Inc., Renewable Energy Ltd., Planktos, Inc. and D2 Fusion, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

h. Fixed Assets

Property and equipment are stated at cost. Depreciation is computed on a declining balance basis at 20% per year.

i. Concentrations

        Financial instruments that potentially subject Solar Energy Limited (the Company) to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 — Summary of Significant Accounting Policies (continued)

j. Provision for Income Taxes

Net Operating Income (Loss)
Net loss per Financial Statements                                     (5,635,198)                            (91,450)
    Add:
Financing expense                                                         963,500                                   -
Impairment of goodwill                                                  3,500,000                                   -
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

Net Operating Loss for the year - NOL                                 (1,171,698)                            (91,450)
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

Net Operating Losses Carryforward
Prior year Cumulative Total                                             3,903,320                           3,811,870
Current Year NOL                                                        1,171,698                              91,450
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

Net Operating Losses Carryforward Cumulative                            5,075,018                           3,903,320
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

Effective Tax Rate
                 Federal statutory tax rate                                35.00%                              34.00%
                 State taxes                                                0.00%                               0.00%
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

                                                                           35.00%                              34.00%
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

Deferred Tax Asset
                 Net Operating Income (Loss)                            1,776,256                           1,327,129
                 Valuation allowance                                  (1,776,256)                         (1,327,129)
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

                 Net tax asset                                                  0                                   0
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

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

NOTE 3 — Property & Equipment

Property and equipment consists of the following at December 31, 2005 and 2004:

                                                                         2005                2004

         Office Equipment and Furniture                           $           43,106  $           28,695
         Tools                                                                 2,264               2,264
                                                                              45,370              30,959
         Accumulated Depreciation                                           (31,795)            (27,994)
         Net Property and Equipment                               $           13,575  $            2,965

Depreciation expense for the years ended December 31, 2005, and 2004 is $3,801 and $14,079

NOTE 4 - Stockholders' Equity Transactions

During 2005, the Company issued 2,650,000 shares of common stock for cash of $605,000, 1,255,000 shares of common stock for prepaid expenses and services of $585,400 and 3,500,000 shares of common stock for the acquisitions of Planktos, Inc. and D2 Fusion, Inc. During 2004, the Company issued 650,000 shares of common stock for cash of $140,000. During 2003, the following shares of common stock were issued:

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

December 31, 2005 and 2004

NOTE 4 — Stockholders’ Equity Transactions (continued)

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

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 5 — Notes Payable — Related Party

Bay Cove Investments, Ltd., a shareholder, loaned the Company $18,701 and $86,785 during 2005 and 2004, respectively. The loans bear interest at 6% per annum and are due upon demand. The balance of the loans at December 31, 2005 and 2004 is $65,486 and $46,785 respectively. Russ George is the President of the wholly owned subsidiaries Planktos, Inc. and D2Fusion, Inc.

NOTE 6 – Mining & Mineral Rights

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

Pursuant to the purchase agreement, the Company was required to pay cash of $600,000 of which $50,000 was paid as of December 31, 2004. In November 2005, both parties agreed to cancel the agreement and return the deposit. As of December 31, 2005, $25,000 was still owing to the Company.

NOTE 7 — Commitments

The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

On August 17, 2005, Solar Energy Limited and its wholly owned subsidiary, Planktos, Inc. executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation whereby Diatom committed to assist Solar in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. Solar will be responsible for funding the remainder of the developmental funding.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 8 – Stock Options

In October 2001, the company granted stock options to employees. The stock options vested in October 2003.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended September 30, 2003.

Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option-pricing model.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

Information with respect to the Company’s stock options at December 31, 2005 is as follows:

                                                                                           Weighted
                                                     Stock             Exercise             Average
                                                    Options              Price             Exercise
Outstanding at January 1, 2004                      500,000  $              .33  $              .33
     Granted                                           -                      -                   -
     Exercised                                         -                      -                   -
     Forfeited                                         -                      -                   -
Outstanding at December 31, 2004                    500,000  $              .33  $              .33
     Granted                                           -                      -                   -
     Exercised                                         -                      -                   -
     Forfeited                                         -                      -                   -
Outstanding at December 31, 2005                    500,000  $              .33  $              .33

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

Note 9 — Warrants

A summary of the Company’s warrants at December 31, 2005 and the changes for 2004 are as follows:

                                                               Weighted          Weighted
                                                                Average           Average
                                                Warrants        Exercise         Remaining
                                              Outstanding        Price              Life
                                               ---------------  ---------------   -----------------
                                               ---------------  ---------------   -----------------

        Balance, December 31, 2004                        -               -
        Issued                                    2,185,000            0.28
        Exercised / Cancelled /                           -               -
        Expired
                                               ---------------  ---------------
                                               ---------------  ---------------

        Balance December 31, 2005                 2,185,000           $0.28         1.71 years
                                               ===============  ===============   =================

The Company has recorded a financing expense of $963,500 which represents the fair value of the warrants using the Black-Sholes pricing model. The exercise price of the warrants at the time of grant were below the market price of the Company’s common shares.

Note 10 – Subsequent Events

On February 23, 2006, Planktos, Inc., a wholly owned subsidiary of Solar Energy Limted, announced the formation of a joint venture with Klimafa, Inc., a carbon forestry firm, that is in the process of working with Hungary’s government to turn large tracts of degraded land and retired pasturage into protected mixed growth woodlands. Planktos, Inc. will earn up to an 80% equity interest in Klimafa in return for arranging financing for the venture, primarily through the pre-sale of carbon credits, and for advancing initial working capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 10, 2004, the Company dismissed Chisholm & Associates (“Chisholm”) the principal accountants previously engaged to audit the Company’s financial statements and retained Chisholm, Bierwolf & Nilson, LLC (“Bierwolf”) as the principal auditors to replace Chisholm. The Company’s board of directors approved the change of accountants from Chisholm to Bierwolf.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
          Name                                   Age          Position

         Andrew Wallace              56          chief executive officer, chief financial officer, and director

         Nora Coccaro                48          director

         William Sherban             73          director

Andrew Wallace was appointed to the Company’s board of directors in February of 2004, and has served as the Company’s CFO since September 13, 2005 and the Company’s CEO since October 6, 2005. Mr. Wallace will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Mr. Wallace attended the University of British Columbia Faculty of Business Administration and Commerce and has extensive business experience in real estate development. Mr. Wallace acted as a principal of RV Resort Management Consultants, Inc. and was instrumental in the development of the Spokane RV Resort between 2001 and 2003. Between 1998 and 2001, Mr. Wallace was a founding partner of Ontera RV Resorts, Inc., a development that re-positioned RV Resorts throughout California. Prior to joining Ontera RV Resorts, Mr. Wallace was a director of financing for Westone Properties, Inc., and was responsible for raising capital to fund real estate development projects in British Columbia.

The appointment of Mr. Wallace to the Company’s board of directors was not based on any prior understanding or arrangement.

Nora Coccaro was appointed to the Company’s board of directors in February of 2004. Ms. Coccaro will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro serves as (a) an officer and director (December 2005 to present) of Newtech Resources, Inc., an OTC:BB quoted company without operations, (b) an officer and director (January 2000 to present) of Sona Development Corp. an OTC: BB quoted company involved without a current business, (c) an officer and director (April 1999 to present) of Healthbridge, Inc., an OTC: BB quoted company previously involved in manufacturing and marketing of medical waste sterilization and disposal technologies, and (d) an officer (October 2003 to present) and a director (October 2003 to November 2003) of ASP Ventures Corp., an OTC: BB quoted company without current operations. Ms. Coccaro has also served as (a) an officer and director (February 2000 to January 2004) of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology, (b) a director (1998 until May 1999) of Americana Gold & Diamond Holdings, Inc., an OTC: BB quoted company without current operations, and (c) an officer and director (1997 until 1999) of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil. Between September 1998 and December 2005, Ms. Coccaro has also acted as the Consul of Uruguay to Western Canada.

The appointment of Ms. Coccaro to the Company’s board of directors was not based on any prior understanding or arrangement.

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

Compensation of Directors

The Company’s directors were compensated for their service as directors of the Company for the period ended December 31, 2005 in shares of our common stock. Directors were not reimbursed for out-of-pocket costs incurred in attending meetings.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is of the following individuals or entities who during the period ended December 31, 2005 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

o        Andrew Wallace, a director and executive officer, failed to file on Form 3, 4 or 5;

o        William Sherban, a director, failed to file on Form 3, 4 or 5; and

o        Nora Coccaro, a director, failed to file on Form 4 or 5.

o        Russ George, a significant shareholder, failed to file on Form 3 or 5.

o        Baycove Capital Corp., a significant shareholder, failed to file on Form 4 or 5.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated, by reference, a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

ITEM 10. EXECUTIVE COMPENSATION.

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2005, 2004, and 2003. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

                                            SUMMARY COMPENSATION TABLE

------------------------------- ------------------------------------- ----------------------------------------------------
                                        Annual Compensation                         Long Term Compensation
------------------------------- ------------------------------------- ----------------------------------------------------
--------------------------------------------------------------------- --------------------------- ------------------------
                                                                                Awards                    Payouts
--------------------------------------------------------------------- --------------------------- ------------------------
-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
                                                                      Restricted    Securities
Name and Principal                                     Other Annual      Stock      Underlying    LTIP         All Other
Position                   Year    Salary     Bonus    Compensation    Award(s)       Options      payouts    Compensation
                                     ($)       ($)         ($)            ($)         SARs(#)        ($)         ($)
-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
Andrew Wallace              2005      -         -           -           60,000           -            -           -
chief executive and         2004      -         -           -              -             -            -           -
financial officer           2003      -         -           -              -             -            -           -

-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
Peter Tsaparas              2005      -         -           -              -             -            -           -
former chief executive      2004      -         -           -              -             -            -           -
officer and chief           2003      -         -           -              -             -            -           -
financial officer
-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
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

------------------------------------------------------------------------------------------------------------------
    Title of Class                       Name and Address                          Shares          pct of Class
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
        Common                  Andrew Wallace, director, CEO, CFO                 50,000           less than 1
                                   145-925 West Georgia Street,
                                Vancouver, British Columbia V6C 3L2
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                     William Sherban director
        Common                     145-925 West Georgia Street,                    20,000           less than 1
                                Vancouver, British Columbia V6C 3L2
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                      Nora Coccaro, director
        Common                    2610-1066 West Hastings Street                   35,000           less than 1
                                Vancouver, British Columbia V6E 3X2
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                        Green Journal Ltd.
        Common                    2610-1066 West Hastings Street                  900,000                   5.7
                                Vancouver, British ColumbiaV6E 3X2
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                       Baycove Capital Corp.
        Common                         7371 Brandywine Place                    1,814,954                  11.5
                                Vancouver, British Columbia V5S 3Z7
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                 Central Shipping Investment, Inc.
        Common                     145-925 West Georgia Street,                 1,410,000                   8.9
                                Vancouver, British Columbia V6C 3L2
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                            Russ George
        Common                       1181 Chess Drive, Suite H                  3,500,000                  22.2
                                  Foster City, California 944404
------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------
                              All executive officers and directors                105,000           less than 1
                                            as a group (3)
  ----------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 20, 2006, the Company authorized the issuance of 705,000 shares of common stock valued at $0.20 per share to Central Shipping Investment, Inc., for cash consideration in the amount of $141,000.

On December 5, 2005, the Company authorized the issuance of 705,000 shares of common stock valued at $0.20 per share to Central Shipping Investment, Inc., for cash consideration in the amount of $141,000.

On November 5, 2005, the Company authorized the issuance to Russ George of 3,500,000 shares of common stock in exchange for convertible debentures valued at $1.00 per share or $3,500,000 to complete the acquisition of Planktos, Inc. and D2Fusion, Inc.

On October 5, 2005, the Company issued Andrew Wallace, a director and executive officer, 50,000 shares of common stock for services rendered as a director valued at $1.20 per share or $60,000.

On October 5, 2005, the Company issued William Sherban, a director, 20,000 shares of common stock for services valued at $1.20 per share or $24,000.

On October 5, 2005, the Company issued Nora Coccaro, a director, 25,000 shares of common stock for services valued at $1.20 per share or $30,000.

On September 2, 2003 the Company authorized the issuance of 500,000 shares of common stock to Green Journal, Ltd. valued at $0.30 in settlement of an amount due of $150,000 incurred pursuant to loans made to the Company.

On September 2, 2003 the Company authorized the issuance of 2,114,954 shares of common stock to Bay Cove Capital Corp. valued at $0.30 in settlement of an amount due of $634,486 incurred pursuant to loans made to the Company.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 30 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Bierwolf & Nilson, LLC, provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2005 and 2004. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for the audits of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $16,000 in 2005 and $10,000 in 2004.

Audit Related Fees

Chisholm, Bierwolf & Nilson, LLC, billed to the Company no fees in 2005 or 2004 for professional services that are reasonably related to the audits or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Chisholm, Bierwolf & Nilson, LLC, billed to the Company fees no fees in 2005 or 2004 for professional services rendered in connection with the preparation of the Company’s tax returns for the periods.

All Other Fees

Chisholm, Bierwolf & Nilson, LLC, billed to the Company no fees in 2005 or 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Chisholm, Bierwolf & Nilson, LLC, as detailed above, were pre-approved by the Company’s board of directors. Chisholm, Bierwolf & Nilson, LLC, performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of April 2006.

Solar Energy Limited /s/ Andrew Wallace By: Andrew Wallace Its: Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nora Coccaro Nora Coccaro	Director	April 17, 2006
/s/ Andrew Wallace Andrew Wallace	Director	April 17, 2006
/s/ William Sherban William Sherban	Director	April 17, 2006

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999
3(ii)	*	By-Laws (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999)
10(i)	*

Debt Settlement Agreement dated August 27, 2003 between the Company and Bay Cove Capital Corporation (incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2004)

10(ii)	*

Stock Purchase Agreement dated April 27, 2004 between Renewable Energy Limited, Los Alamos Renewable Energy , LLC, Renewable Energy Corporation and the Company (incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 24, 2004)

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