Form 10QSB/A
period 2005-09-30
SOLAR ENERGY LTD
filed 2006-04-24
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-2

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of April 24, 2006 was 15,731,275.

Explanatory Note

This Form 10-QSB/A-2 has been amended to revise the registrant’s Interim Consolidated Balance sheets, Statements of Operations, Cash Flows, Notes 1 and 4 to the Interim Consolidated Financial Statements, and Part I, Item 2, titled Management’s Plan of Operations.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Solar Energy Limited, a Delaware corporation and its subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB/A-2 reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

                                                  INTERIM CONSOLIDATED BALANCE SHEETS

                                                                                September 30,     December 31, 2004
                                                                                     2005
----------------------------------------------------------------------------- ------------------- ------------------
                                                                                 (Unaudited)

                                                      ASSETS

CURRENT ASSETS
   Cash                                                                            $    205,048          $      32
   Prepaid expenses                                                                     305,315                707
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                        510,363                739
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

FURNITURE AND EQUIPMENT, net of depreciation (Note 5)                                     4,938              2,965
----------------------------------------------------------------------------- ------------------- ------------------

OTHER ASSETS
   Deposits
                                                                                         25,300                300
   Investment in Mining and Mineral Rights (Note 4)                                           -             50,000
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                         25,300             50,300
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                    $   540,601        $    54,004
============================================================================= =================== ==================

                             LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                                 $   147,740        $    75,258
    Accrued liabilities                                                                 178,732            173,909
   Notes payable - related party (Note 8)                                                62,511             46,785
   Deferred Revenue                                                                     250,000                  -
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                        638,983            295,952

DEBENTURES PAYABLE (Note 9)                                                           3,522,260                  -
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                      4,161,243            295,952
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 10)
      Common stock, $0.0001 par value, 50,000,000 shares authorized
           10,076,275 (2004 - 7,521,275) shares issued and outstanding                    1,008                752
   Shares to be issued                                                                   58,000                  -
   Additional paid-in capital                                                         4,394,864          3,660,620
   Deficit accumulated during the development stage                                  (8,074,514)        (3,903,320)
----------------------------------------------------------------------------- ------------------- ------------------
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                     (3,620,642)          (241,948)
----------------------------------------------------------------------------- ------------------- ------------------

                                                                                    $   540,601         $   54,004
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

                        The accompanying notes are an integral part of these consolidated financial statements

                                                         SOLAR ENERGY LIMITED
                                                     (A DEVLOPMENT STAGE COMPANY)

                                             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                       Three Months    Three Months    Nine Months     Nine Months    January 5, 1994
                                          Ended           Ended           Ended           Ended        (inception) to
                                      September 30,   September 30,   September 30,   September 30,    September 30,
                                           2005            2004            2005            2004             2005
------------------------------------- --------------- --------------- --------------- --------------- -----------------

SALES                                 $            -  $            -   $           -  $            -  $              -
COST OF SALES                                      -               -               -               -                 -
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

GROSS PROFIT                                       -               -               -               -                 -
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

OPERATING EXPENSES
   General and administrative                437,142           2,473         711,697          78,141         2,607,929
   Research and development                        -               -               -          40,673         2,238,132
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

TOTAL OPERATING
       EXPENSES                              437,142           2,473         711,697         118,814         4,846,061
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

OPERATING LOSS                               187,142           2,473         711,697         118,814         4,846,061
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

OTHER INCOME (EXPENSE)
   Minority interest                               -               -               -           1,850           123,856
   Other income                               20,000               -          40,000          85,925           120,000
   Gain (loss) on investments                      -               -               -               -            17,200
   Loss on sale of assets                          -               -               -               -           (2,575)
   Interest income (expense)                     403               3             503           (590)          (53,879)
   Write off patents                               -               -               -               -          (39,648)
   Write off goodwill                    (3,500,000)               -     (3,500,000)               -       (3,514,118)
   Gain (loss) on sale of subsidiary               -               -               -               -           120,711
------------------------------------- --------------- --------------- --------------- --------------- -----------------
------------------------------------- --------------- --------------- --------------- --------------- -----------------

TOTAL OTHER INCOME
      (EXPENSE)                          (3,479,597)               3     (3,459,497)          87,185      (3, 228,453)
------------------------------------- --------------- --------------- --------------- --------------- -----------------

NET INCOME (LOSS)                      $ (3,666,739)      $  (2,470)   $ (4,171,194)      $ (31,629)     $ (8,074,514)
===================================== =============== =============== =============== =============== =================

BASIC NET LOSS PER SHARE                    $ (0.38)        $ (0.00)        $ (0.31)        $ (0.00)
===================================== =============== =============== =============== ===============

WEIGHTED AVERAGE
       COMMON SHARES
       OUTSTANDING                        9,757,145       7,521,275      13,291,482       7,348,625
===================================== =============== =============== =============== ===============

                        The accompanying notes are an integral part of these consolidated financial statements

                                                     (A DEVELOPMENT STAGE COMPANY)

                                             INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                         Nine Months     Nine Months   January 5, 1994
                                                                               Ended           Ended    (inception) to
                                                                       September 30,   September 30,     September 30,
                                                                                2005            2004              2005
--------------------------------------------------------------------- --------------- --------------- -----------------
                                                                                                              (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                             $  (4,171,194)    $   (31,629)      $(8,074,514)

  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                 445          10,730           197,450
  - bad debt                                                                       -               -           225,000
  - stock issued for services                                                433,500               -           685,515
  - stock issued for randd expenses                                                -               -           439,900
  - loss on sale of assets                                                         -               -             2,575
  - gain on investments                                                            -               -         (151,773)
  - gain on sale of subsidiary                                                     -        (85,925)         (120,711)
  - write off patents                                                              -               -            39,648
  - write off goodwill                                                     3,500,000               -         3,568,243
  - minority interest                                                              -        (40,182)         (123,856)
  - deposits                                                                (25,000)               -          (20,463)
  - prepaid expenses                                                       (304,608)          23,058         (282,815)
  - accounts receivable                                                            -               -                39
  - accounts payable                                                          72,482        (15,430)           195,938
  - accrued expenses                                                           4,823         (7,253)           229,782
  - accrued debenture interest                                                22,260               -            22,260
  - deferred revenue                                                         250,000               -           250,000
--------------------------------------------------------------------- --------------- --------------- -----------------

NET CASH USED IN OPERATING ACTIVITIES                                      (217,292)       (146,631)       (2,917,782)
--------------------------------------------------------------------- --------------- --------------- -----------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Cash acquired from sale of subsidiary                                            -               -           180,000
  Cash acquired (sold) from sale of subsidiary                                     -               -           247,512
  Cash paid to subsidiary                                                          -               -         (107,568)
  Cash paid to RECO and Sunspring                                                  -               -           (2,076)
  Cash paid for patent costs                                                       -               -         (106,318)
  Cash paid for property and equipment                                       (2,418)               -          (51,850)
  Cash for deposits                                                                -               -           (4,837)
  Cash received on sale of assets                                                  -               -            23,000
  Cash for other receivable                                                        -               -         (275,000)
  Cash paid for mining and mineral rights                                     50,000               -            50,000
--------------------------------------------------------------------- --------------- --------------- -----------------

NET CASH USED IN INVESTING ACTIVITIES                                         47,582               -          (47,137)
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

On August 10, 2005, the Company entered into a stock purchase agreement with Russ George, the President of Planktos, Inc., to acquire 100% of the issued and outstanding stock of Planktos, Inc. (“Planktos”) for the purchase price of $1,500,000 by issuing a 5-year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that Planktos realizes net income from operations. The debenture is convertible into the Company’s shares at 10% below market, not to exceed $1.00, twelve months after the execution of the agreement until the expiration of the debenture. The agreement commits the Company to assist Planktos in the process of becoming a public company within six months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos’ common stock and to advance up to $1,500,000 in the form of loans over twelve months. Should the Company fail to arrange the required financing within twelve months of the agreement, Russ George has the right to redeem the shares of Planktos in exchange for canceling any amounts due to him pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the Planktos shares to Mr. George. Subsequent to September 30, 2005, Mr. Russ George converted the debenture into 1,500,000 common shares of the Company and as a result of his stockholdings in the Company, Mr. George is deemed a related party.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies (continued)

On August 18, 2005, the Company entered into a stock purchase agreement with Russ George, the President of D2Fusion, to acquire 100% of the issued and outstanding stock of D2Fusion, Inc. (“D2Fusion”) for the purchase price of $2,000,000 by issuing a 5-year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that D2Fusion realizes net income from operations. The debenture is convertible into the Company’s shares at 10% below market, not to exceed one dollar ($1.00), twelve months after the execution of the agreement until the expiration of the debenture. The agreement commits the Company to arrange financing of not less than $2,200,000 and, within six months of the agreement, cause D2Fusion to have direct access to the public capital markets for the purpose of raising additional capital in excess of the Company’s financing obligations. Should the Company fail to arrange the required financing within twelve months of the agreement, Russ George has the right to redeem the shares of D2Fusion in exchange for canceling any amounts due to him pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the D2Fusion shares to Mr. George. Subsequent to September 30, 2005, Mr. Russ George converted the debenture into 2,000,000 common shares of the Company and as a result of his stockholdings in the Company, Mr. George is deemed a related party.

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

NOTE 4 — Mining & Mineral Rights

On November 17, 2004, the Company entered into an agreement with Manhattan Minerals Corp. (“Manhattan”) to purchase certain mining and mineral rights located in the vicinity of Tambogrande, Peru. Pursuant to the agreement, the Company was required to pay cash totaling $600,000. As of December 31, 2004, the Company had paid a $50,000 refundable deposit to Manhattan. The Company and Manhattan, by mutual consent, terminated the agreement in May of 2005, with the understanding that the $50,000 deposit would be refunded to the Company, of which $25,000 was refunded as of June 30, 2005. On August 11, 2005, the Company and Manhattan extended the terms of the original agreement for an additional 90-day option period. Subsequent to the period ended September 30, 2005, the option expired and $25,000 remains due to the Company.

SOLAR ENERGY LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

NOTE 5 — Property & Equipment

Property and equipment consists of the following at September 30, 2005 and December 31, 2004:

                                                                     September 30         December 31
                                                                         2005                2004

         Office Equipment and Furniture                             $         31,112  $           28,695
         Tools                                                                 2,264               2,264
                                                                              33,376              30,959
         Accumulated Depreciation                                           (28,438)            (27,994)
         Net Property and Equipment                                 $          4,938  $            2,965

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

Planktos, Inc.

On August 10, 2005, the Company acquired Planktos, Inc., (“Planktos”) from Russ George as a wholly owned subsidiary for a purchase price of one million five hundred thousand dollars ($1,500,000) in the form of a convertible debenture. The convertible debenture has a 5 year term, bears interests at 5% and is convertible into Company’s shares at 10% below market at any time after twelve (12) months and prior to the expiration of the debenture. The acquisition also commits the Company to assist Planktos in the process of becoming a public company either by reverse acquisition into an existing public entity or through offering assistance with an initial public offering of Planktos’ common stock and to advance up to $1,500,000 in the form of loans over the next twelve months.

Our immediate plan is to fund Planktos through a series of inter-company loans. We will introduce Planktos as a potential acquisition candidate to other public companies interested in commercializing “green” solutions for perceived environmental problems while considering traditional debt and equity sources of funding. We also plan to consider a “spin-off” of our interest in Planktos, in the form of a dividend on a pro rata basis to the Company’s shareholders as an initial step to form Planktos as a separate public company.

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

D2Fusion Inc.

On August 18, 2005, the Company acquired D2Fusion Inc., (“D2Fusion”) from Russ George as a wholly owned subsidiary for a purchase price of two million dollars ($2,000,000) in the form of a convertible debenture. The convertible debenture has a 5 year term, bears interest at 5% and is convertible into Company’s shares at 10% below market at any time after twelve (12) months and prior to the expiration of the debenture. The acquisition also commits the Company to arrange financing of not less than $2,200,000 and to introduce D2Fusion to the public capital markets for the purpose of raising additional capital in excess of the Company’s financing obligations.

Our immediate plan is to fund D2Fusion through a series of inter-company loans. We will introduce D2Fusion to prospective debt and equity funding sources to raise the funding required by the acquisition. We also plan to consider a “spin-off” of our interest in D2Fusion, in the form of a dividend on a pro rata basis to the Company’s shareholders as an initial step to form D2Fusion as a separate public company. D2Fusion may then consider the necessity of a secondary offering of common stock that could generate capital in excess of the Company’s financing obligations.

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

Net Losses

For the period from January 5, 1994 to September 30, 2005, the Company recorded a net loss of $8,074,514. The Company’s net losses are attributable to general and administrative expenses, research and development expenses and acquisitions costs. The general and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. The research and development expenses include costs associated with the pursuit of numerous non-fossil fuel energy technologies including solar power, cold fusion nuclear power and the sequestration of CO2 in the marine environment. The acquisition costs include expenses associated with the acquisition of Planktos and D2Fusion.

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

Liquidity and Capital Resources

As of September 30, 2005, the Company had current assets totaling $510,363 and a working capital surplus of $128,620. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months. Management believes that the Company can realize the minimum anticipated needs of the Company’s operations through at least the calendar year ending December 31, 2005 based upon the belief that sufficient funding can be obtained from public or private debt or equity placements or from major shareholders in the form of loans. However, there can be no assurances to that effect. Further, the Company has no revenues and has a substantial need for significant capital to build its business. Should the Company be unable to obtain needed funds, it may be forced to curtail or cease its activities.

Cash flow provided from financing activities was $374,726 for the nine month period ended September 30, 2005 as compared to cash flow provided from financing activities of $136,000 for the nine month period ended September 30, 2004. Funds realized from financing activities in the current nine month period were primarily from the sale of common equity and a related party loan.

Cash flow used in operating activities was $217,292 for the nine month period ended September 30, 2005 as compared to cash flow used in operating activities of $146,631 for the nine month period ended September 30, 2004. The decrease in cash flow over the comparative periods was due in large part to increase in prepaid expenses.

Cash flow provided by investing activities was $47,582 for the nine month period ended September 30, 2005 as compared to cash flow used in investing activities of $0 for the nine month period ended September 30, 2004. Cash flow provided by investing activities can be attributed to the refund of a $50,000 deposit paid towards an option for mining rights that was cancelled and then extended by mutual consent.

On December 3, 2004, the Company adopted the 2004 Benefit Plan of Solar Energy Limited (the “Plan”) pursuant to which the Company may issue up to 1,250,000 shares of its common stock through stock issuances, or the grant of stock options to acquire the Company’s common stock, to employees, consultants or advisors, who contribute to the success of the Company provided that bona fide services are rendered to the Company and that such services are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the Plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan was registered under Form S-8 with the Securities and Exchange Commission on December 13, 2004. As of November 15, 2005 the Company had issued 1,150,000 shares pursuant to the Plan to consultants for services. There have been no options granted under the Plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 28 of this Form 10-QSB/A-2, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 24th day of April, 2006.

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