Form 10QSB
period 2006-03-31
SOLAR ENERGY LTD
filed 2006-05-22
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 18, 2006 was 18,156,278.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Solar Energy Limited, a Delaware corporation and our subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                            Consolidated Balance Sheets

                                                                                   March 31            December 31,
                                                                                    2006                2005
                                                                                 (Unaudited)
                                                      Assets

Current Assets
   Cash                                                                      $           57,427  $          188,129
   Prepaid Expenses                                                                      96,664             174,274

Total Current Assets                                                                    154,091             362,403

Property and Equipment (Note 3)                                                          12,829              13,575

Other Assets
   Deposits                                                                              30,120              30,120

Total Other Assets                                                                       30,120              30,120

Total Assets                                                                 $          197,040  $          406,098

                                        Liabilities and Stockholders' Equity

Current Liabilities
   Accounts Payable                                                          $           98,888  $           75,580
   Accrued Liabilities                                                                  180,646             179,677
   Notes Payable - Related Party (Note 5)                                               139,950              65,486
   Deferred Revenue (Notes 1 and 7)                                                     250,000             250,000

Total Current Liabilities                                                               669,484             570,743

Long Term Liabilities
   Derivatives (Note 9)                                                               1,210,100             963,500

Total Long Term Liabilities                                                           1,210,100             963,500

Total Liabilities                                                                     1,879,584           1,534,243

Commitments                                                                                   -                   -

Stockholders' Equity
   Common Stock 50,000,000 Shares Authorized at
     $.001 Par Value 15,731,275 and 14,926,275 Shares
     Issued and Outstanding, Respectively                                                 1,573               1,493
     Additional Paid In Capital                                                       8,943,449           8,388,880
   Subscription receivable                                                                   -               20,000
   Deficit Accumulated During the Development Stage                                (10,627,566)         (9,538,518)

Total Stockholders' Equity                                                          (1,682,544)         (1,128,145)

Total Liabilities and Stockholders' Equity                                   $          197,040  $          406,098

                     The accompanying notes are an integral part of these financial statements

                                          Solar Energy Limited
                                      (a Development Stage Company)
                              Interim Consolidated Statements of Operations
                                               (Unaudited)

                                                  Three Months Ended            Cumulative Total
                                           March 31           March 31              Since
                                             2006               2005              Inception

Revenues                              $               -   $               -  $                -

Operating Expenses
   General and Administrative                   433,767             146,591           3,552,946
   Research and Development                      67,381                   -           2,327,616
Total Operating Expenses                        501,148             146,591           5,880,562

Operating Income (Loss)                       (501,148)           (146,591)         (5,880,562)

Other Income (Expenses)
   Minority Interest                                  -                   -             123,856
   Other Income                                  10,000                   -             170,000
   Gain (Loss) on Investments                         -                   -              17,200
   Gain (Loss) on Derivative
   Valuation                                  (597,000)                   -           (597,000)
   Loss on Sale of Assets                             -                   -             (2,575)
   Interest Income (Expense)                      (900)                  24            (61,930)
   Financing Costs                                    -                   -             (963,500)
   Impairment of Patents                              -                   -            (39,648)
   Impairment of Goodwill                             -                   -          (3,514,118)
   Gain (Loss) on Sale of Subsidiary                  -                   -             120,711

Total Other Income (Expense)                  (587,900)                  24         (4,747,004)

Net Income (Loss) before taxes              (1,089,048)           (146,567)        (10,627,566)

Income Taxes                                          -                   -                   -

Net Income (Loss)                     $     (1,089,048)   $       (146,567)  $     (10,627,566)

Net Income (Loss) Per Share           $           (.07)   $           (.02)

Weighted Average Shares
   Outstanding                               15,259,998           7,940,442

                      The accompanying notes are an integral part of these financial statements

                                              Solar Energy Limited
                                           (a Development Stage Company)
                                   Interim Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                        Three Months EndedCumulative Total
                                                    March 31           March 31              Since
                                                     2006                2005              Inception

Cash Flow from Operating Activities
   Net Income (Loss)                           $     (1,089,048)  $        (146,567)  $     (10,627,566)
   Adjustments to Reconcile Net Loss
   to Net Cash Provided by Operations
   (Net of Acquisition/Sale)
     Amortization/Depreciation                               746                 148             201,552
     Bad Debt                                                  -                   -             225,000
     Stock Issued for Services                                 -             126,000             706,851
     Stock Issued for RandD Expenses                           -                   -             439,900
     Loss on Sale of Assets                                    -                   -               2,575
     Gain (Loss) on Derivative
     Valuation                                           597,000                   -             597,000
     Gain on Investments                                       -                   -            (17,199)
     Gain on Sale of Subsidiary                                -                   -           (120,711)
     Impairment of Patents                                     -                   -              39,648
     Warrants Issued for Financing Costs                       -                   -             963,500
     Impairment of Goodwill                                    -                   -           3,514,118
     Minority Interest                                         -                   -           (123,856)
     Increase (Decrease) in:
     Deposits                                                  -                   -            (25,283)
     Prepaid Expenses                                     77,610                   -              95,001
     Accounts Receivable                                       -                   -                  39
     Accounts Payable                                     23,308              11,068             147,086
      Accrued Expenses                                       969                 702             231,695
     Deferred Revenue                                          -                   -              250,000

Net Cash Used in Operating Activities                  (389,415)             (8,649)         (3,500,650)

Cash Flows from Investment Activities
   Cash Acquired from Sale of Subsidiary                       -                   -             180,000
   Cash Acquired (Sold) from Subsidiary                        -                   -             247,512
   Cash Paid to Subsidiary                                     -                   -           (107,568)
   Cash Paid to RECO and Sunspring                             -                   -             (2,076)
   Cash Paid for Patent Costs                                  -                   -           (106,318)
   Cash Paid for Property and Equipment                        -                   -            (74,291)
   Cash Paid for Deposits                                      -                   -             (4,837)
   Cash Received on Sale of Assets                             -                   -              23,000
   Cash Paid for Notes Receivable                              -            (15,000)           (295,000)

Net Cash Provided by Investing Activities                      -            (15,000)           (139,578)

                     The accompanying notes are an integral part of these financial statements

                                               Solar Energy Limited
                                           (a Development Stage Company)
                                   Interim Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                        Three Months Ended             Cumulative Total
                                                     March 31          March 31             Since
                                                     2006                2005              Inception

Cash Flows from Financing Activities
   Issued Stock for Cash                       $         204,249  $            5,000  $        2,450,162
   Cash Received for Notes Payable                        74,464              20,000             591,572
   Subscription proceeds                                (20,000)                   -                   -
   Cash Received from Advances by
     Shareholders                                              -                   -           2,044,099
   Cash Paid on Debt Financing                                 -                   -         (1,388,178)

Cash Provided by Financing Activities                    258,713              25,000           3,697,655

Net Increase (Decrease) in Cash                        (130,702)               1,351              57,427

Cash, Beginning of Year                                  188,129                  32                    -

Cash, End of Year                              $          57,427  $            1,383  $           57,427

Supplemental Cash Flow Information
   Cash Paid For:
     Interest                                  $               -  $                -  $           17,195
     Taxes                                                     -                   -                   -

                     The accompanying notes are an integral part of these financial statements

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2006

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies

a. Organization

Solar Energy Limited (the “Company”) was incorporated as Taurus Enterprises, Inc. under the laws the State of Delaware on January 5, 1994. The Company was organized primarily for the purpose of operating a used automobile brokerage firm. The Company did not become operational and abandoned its attempts to establish the brokerage operation.

In August of 1996 its shareholders decided to reactivate the Company, merge the Company with Salvage World, Inc., a private company, change the name to Salvage World, Inc., and reincorporate in the state of Nevada.

On December 17, 1997 the Company merged with Solar Energy Limited, a Delaware corporation organized on July 24, 1997, and changed the name to “Solar Energy Limited”. The surviving corporation is a Delaware corporation and the authorized shares were changed to 50,000,000 par value $.0001. The Company’s headquarters are located in Los Alamos, New Mexico.

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

March 31, 2006

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies (continued)

On June 30, 2000, the Company sold 100% of its interest in RECO to Jade Electronic, Inc., who changed their name to Renewable Energy Limited (“REEL”) for 63% of the outstanding stock of REEL and cash of $180,000. At the point of sale REEL had no assets and no liabilities, thus RECO became its only assets, liabilities and operations at June 30, 2000. Because the Company essentially sold 37% of its interest in RECO for cash of $180,000, the Company recorded minority of interest of $162,800 and a gain of $17,200. This acquisition was recorded by Jade as a reverse acquisition with RECO being the accounting acquirer, therefore no goodwill was recorded in the acquisition and REEL recorded the assets and liabilities of RECO at predecessor cost. The Company has consolidated its books with REEL as of December 31, 2000.

In April 2000, the Company acquired all of the outstanding common stock of Sunspring, Inc. (“Sunspring”) for $14,500. Sunspring was incorporated in April 2000 as Holisticom.com Limited and subsequently changed its name to Sunspring in August 2000. Sunspring is a development stage company and has directed its efforts towards development of new technology.

On November 26, 2001, the Company exchanged all of its shares of common stock in its wholly owned subsidiary, Sunspring, for 2,000,000 shares of restricted common stock and 8,000,000 shares of preferred stock of Sun Power Corporation (“Sun”). During the period November 26, 2001 to November 26, 2002, both Sun and the Company had the right to cancel this agreement. If either cancels, the 8,000,000 shares of preferred will be returned to Sun and Sunspring will be returned to the Company. The Company uses the equity method to account for its investments and recognized a gain on the exchange. The restricted common stock and preferred stock of Sun were recorded at a basis of $0.

On November 26, 2001, the Company exchanged all of its common stock in its 63% owned subsidiary, RECO, for 2,0000, shares of restricted common stock and 8,000,000 shares of preferred stock of Sun. During the period November 26, 2001 to November 26, 2002, both Sun and the Company had the right to cancel this agreement. If either canceled, the 8,000,000 preferred shares would be returned to Sun and Sunspring would be returned to the Company. The restricted common stock and preferred stock of Sun were recorded at a basis of $0.

On December 30, 2002, the Company was returned all of its stock in its 63% owned subsidiary, RECO, and gave back 8,000,000 shares of preferred stock of Sun. In addition, on December 30, 2002, the Company was returned all of its stock in its 100% owned subsidiary, Sunspring, Inc., and gave back 8,000,000 shares of preferred stock to Sun. The Company kept the 2,000,000 shares of restricted common stock of Sun and recorded a basis of $0.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2006

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

On August 10, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of Planktos, Inc. (“Planktos”) for the purchase price of $1,500,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that Planktos realizes net income from operations. The debenture is convertible into the Company’s shares at 10% below market at any time after 12 months and prior to the expiration of the debenture. The agreement commits the Company to assist Planktos in the process of becoming a public company within the next six (6) months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos’ common stock and to advance up to $1,500,000 in the form of loans over the next twelve months. Should the Company fail to arrange the required financing within twelve months of the agreement, Russ George has the right to redeem the shares of Planktos in exchange for canceling any amounts due to him pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the Planktos shares to Mr. George. On November 21, 2005, Mr. George converted the debenture for 1,500,000 of the Company’s restricted common shares.

On August 17, 2005, the Company and its wholly owned subsidiary, Planktos, executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. The Company will be responsible for funding the remainder of the developmental funding. The agreement also provides for a royalty agreement which will entitle Planktos and the Company to 75% of net sales revenue generated by Diatom from the sale of carbon emission reduction credits (CER) created from the sequestration process until the Company and Planktos, Inc. have recouped their costs. Thereafter, the Company and Planktos will be entitled to 25% of net sales revenue generated by Diatom from the sale of CERs. Diatom Corporation has paid $250,000 in cash for the exclusive marketing and intellectual property rights.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2006

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies (continued)

On August 18, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of D2Fusion, Inc. (“D2Fusion”) for the purchase price of $2,000,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that D2Fusion realizes net income from operations. The debenture is convertible into the Company’s shares at 10% below market, not to exceed one dollar ($1.00), through the remaining term of the debenture. The agreement commits the Company to arrange financing of not less than $2,200,000 and, within six (6) months of the agreement, cause D2Fusion to have direct access to the public capital markets for the purpose of raising additional capital in excess of the Company’s financing obligations. Should the Company fail to arrange the required financing within twelve months of the agreement, Russ George has the right to redeem the shares of D2Fusion in exchange for canceling any amounts due to him pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the D2Fusion shares to Mr. George. On November 21, 2005, Mr. George converted the debenture for 2,000,000 of the Company’s restricted common shares.

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

                                                             Income (loss)        Shares             Per-Share
                                                              (Numerator)      (Denominator)          Amount
For the year ended December 31, 2005
Basic EPS
Income (loss) to common stockholders                     $    (5,635,198)          9,558,001       $          (.59)

For the year ended March 31, 2006
Basic EPS
Income (loss) to common stockholders                     $      (492,048)         15,259,998       $          (.03)

d. Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments approximate the carrying values of such amounts.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2006

(Unaudited)

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

g. Principles of Consolidation

The December 31, 2005 and 2004 financial statements include the accounts of the Company and its wholly owned subsidiaries Hydro, Sunspring, REEL, Planktos and D2 Fusion. All intercompany accounts and transactions have been eliminated in the consolidation.

h. Fixed Assets

Property and equipment are stated at cost. Depreciation is computed on a declining balance basis at 20% per year.

i. Concentrations

        Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2006

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

NOTE 3 — Property & Equipment

Property and equipment consists of the following at March 31, 2006 and December 31, 2005:

                                                                         2006                2005

         Office Equipment and Furniture                           $           43,106  $           43,106
         Tools                                                                 2,264               2,264
                                                                              45,370              45,370
         Accumulated Depreciation                                           (32,541)            (31,795)
         Net Property and Equipment                               $           12,829  $           13,575

NOTE 4 — Stockholders’ Equity Transactions

During the three months ended March 31, 2006, the Company issued 805,000 shares of common stock for cash of $204,249.

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

March 31, 2006

(Unaudited)

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

Pursuant to the merger agreement dated December 17, 1997, the Company merged with Solar Energy Limited and the shareholders of Salvage received shares in the new combined entity. The Company then changed the par back to $.0001 and the new authorized capital became 50,000,000. The Board then authorized a 1 for 20 reverse stock split. These financial statements have been retroactively restated to reflect the split.

The Company has issued 70,040 shares of stock to acquire 100% of the stock of Hydro. The acquisition agreement between the Company and Hydro provides an initial issuance of stock at the beginning of phase one, and additional issuances throughout the development process to arrive at no less than 4,000,000 shares or 40% of the outstanding stock. Because Hydro had a negative equity position goodwill was recorded and no value was assigned to the stock issued.

The Company issued 7,800,000 shares of common stock at $.10 and 2,000,000 shares of common stock at $.10 for cash and services in an exempt 504 offering which raised $800,000 during 1998.

The Company also issued 125,000 shares of common stock for $125,000 in a 505 exempt offering.

During January 1999, the Company issued 350,000 shares of its common stock to acquire 100% of the stock of RECO. The shares were valued at $1.20 each net of a 40% discount due on their restricted nature based on the trading value of the stock at the time.

During May 1999, the Company issued 100,000 shares of its common stock for cash of $100,000.

During November 1999, the Company issued 800,000 shares of its common stock for cash of $144,000.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2006

(Unaudited)

NOTE 5 — Notes Payable — Related Party

Bay Cove Investments, Ltd., a shareholder, loaned the Company $18,701 and $74,464 during 2005 and the three months ended March 31, 2006, respectively. The loans bear interest at 6% per annum and are due upon demand. The balance of the loans at December 31, 2005 and March 31, 2006 are $65,486 and $139,950 respectively.

Russ George is the President of the wholly owned subsidiaries Planktos and D2Fusion.

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

NOTE 7 – Commitments

On August 17, 2005, the Company and its wholly owned subsidiary, Planktos executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. The Company will be responsible for funding the remainder of the developmental funding.

On February 23, 2006, Planktos, a wholly owned subsidiary of the Company, announced the formation of a joint venture with Klimafa, Inc., a carbon forestry firm, that is in the process of working with Hungary’s government to turn large tracts of degraded land and retired pasturage into protected mixed growth woodlands. Planktos will earn up to an 80% equity interest in Klimafa in return for arranging financing for the venture, primarily through the pre-sale of carbon credits, and for advancing initial working capital.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2006

(Unaudited)

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

Information with respect to the Company’s stock options at March 31, 2006 is as follows:

                                                                                           Weighted
                                                          Stock               Exercise             Average
                                                         Options                Price             Exercise
Outstanding at January 1, 2005                           500,000  $              .33  $              .33
     Granted                                                   -                   -                   -
     Exercised                                                 -                   -                   -
     Forfeited                                                 -                   -                   -
Outstanding at December 31, 2005                         500,000  $              .33  $              .33
     Granted                                                   -                   -                   -
     Exercised                                                 -                   -                   -
     Forfeited                                                 -                   -                   -
Outstanding at March 31, 2006                            500,000  $              .33  $              .33

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2006

(Unaudited)

Note 9 — Warrants

A summary of the Company’s warrants at March 31, 2006 and the changes for 2005 are as follows:

                                                                   Weighted           Weighted
                                                                   Average            Average
                                                  Warrants         Exercise          Remaining
                                                Outstanding         Price               Life
                                               ---------------  ---------------   -----------------
                                               ---------------  ---------------   -----------------

        Balance, December 31, 2005               2,185,000             0.28          1.71 years
           Issued                                        -                -
           Exercised / Cancelled / Expired       (705,000)           (0.40)
                                               ---------------  ---------------
                                               ---------------  ---------------

        Balance March 31, 2006                   1,480,000            $0.30          1.35 years
                                               ===============  ===============   =================

The price of the warrants at the time of grant was below the market price of the Company’s commons shares, and the fair value of the warrants was determined using the Black-Scholes pricing model.

In accordance with EITF 00-19, the Company recorded in 2005 a derivative in the amount of $963,500 and charged the same amount as a financing cost. During the Company’s valuation at March 31, 2006, the Company recorded an increase in the valuation of $597,000 to the income statement as a gain(loss) on valuation of derivatives, with an increase in the valuation of derivatives on the balance sheet. During the quarter ended March 31, 2006, 705,000 warrants were exercised. Therefore, $350,400 of derivative value has been charged against additional paid in capital.

Note 10 – Subsequent Events

Subsequent to March 31, 2006, the Company issued 2,376,726 common shares for cash proceeds of $715,753.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2006. Our fiscal year end is December 31.

Business

The Company is a research and development company with no revenues and no immediate source of revenue generation. The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. All of the Company’s projects have been experimental in nature and virtually all of the capital raised to date has been allocated for research and the development activities with related administrative costs. In 2005 we began research and development operations with Planktos, Inc. (“Planktos”) and D2Fusion Inc. (“D2Fusion”).

Planktos

On August 10, 2005, the Company acquired Planktos, a Foster City, California, based company primarily concerned with the commercial opportunities attendant to the Kyoto Protocol. The Kyoto Protocol enables companies and governments to offset regulated greenhouse emission restrictions by investing in carbon dioxide (CO2) reduction programs in exchange for certified emission reduction (“CER”) credits. European nations began trading CER credits as of January 2005. CER credits are traded much like commodities with an average value of approximately twenty-five dollars per CER (which represents one ton of CO2 or equivalent). The Kyoto Protocol became law effective February 16, 2005, the result of which should be a rapidly expanding multi-billion-dollar market for CER credits.

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

Planktos continues to explore other business opportunities afforded it by the Kyoto Accords and the production of inexpensive CER credits. In March of 2006, Planktos announced a partnership with Klimafa, Inc., (“Klimafa”), a Hungarian based eco-restoration firm dedicated to afforestation and reforestation projects in Central and Eastern Europe. Within the partnership, Planktos and Klimafa are conducting studies to develop an ecologically sound indigenous species mix and planting model of flora to maximize wildlife habitat and biodiversity. The Kyoto Protocol recognizes a variety of mechanisms to reduce atmospheric CO2 and other greenhouse gases, and has approved carbon sequestration from new forests. The development of forests ultimately produces valuable CRE credits Klimafa is currently involved in several government-assisted carbon forest projects in Hungary that intend to restore native mixed growth forests in national parks and then afforest vast tracts of retired agricultural lands.

The science and news surrounding eco-restoration can be viewed on Kilmafa’s website: www.klimafa.com. D2Fusion On August 18, 2005, the Company acquired D2Fusion, a Foster City, California, and Los Alamos, New Mexico, based research and development company staffed by scientists and engineers working toward the delivery of proprietary solid-state fusion aimed at entry level heat and energy applications for homes and industry. Solid-state fusion is a technology more widely recognized under the name “cold-fusion.” Unlike the reactions in “cold-fusion,” D2Fusion technology uses much simpler and more reliable solid state processes more akin to high temperature super-conductor physics to produce and control radiation-free fusion reactions. In this simplest form of fusion two deuterium atoms that are contained and constrained under solid-state conditions fuse to form a single helium atom. Each new helium atom created is accompanied by an enormous energy release. To put this into a more common perspective, under ideal conditions one gram of hydrogen fuel holds the equivalent to billions of watts of energy.

Russ George and Dr. Tom Passell (formerly of the Nuclear Power Division of the Electric Power Research Institute of Palo Alto), who head the company, have been involved with solid-state fusion research since 1989. George’s successful experimental prototypes have been tested at Stanford Research Institute. The immediate intention of D2Fusion is to produce kilowatt scale thermal prototypes that will be further tested and refined by collaborating research groups in the Silicon Valley, Los Alamos, the US Navy and Frascati, Italy. D2Fusion’s ultimate goal is to produce heat and electricity at a fraction of today’s cost, with no emissions. The Company is well aware of the controversy surrounding “cold fusion” technology. However, the Company believes that there is sufficient global evidence that the risk/reward ratio merits investment. As D2Fusion’s prototype technology is scaled to commercial size it could help solve much of the world’s energy, water, and pollution problems.

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

Plan of Operation

During the three month period ended March 31, 2006, the Company was focused on the operation of both Planktos and D2Fusion.

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

Results of Operations

Virtually all of the capital raised by the Company to date has been allocated for research and the development activities and for administrative costs. All projects under development by the Company are experimental in nature and are recorded as research and development expenses with related general and administrative expenses.

The Company did not generate any revenues from operations during this period.

The Company does not expect to receive revenues through 2006 as both D2Fusion and Planktos remain in developmental stages with no revenues.

Net Losses

For the period from January 5, 1994 to March 31, 2006, the Company recorded a net loss of $10,627,566. The Company’s net losses are attributable to general and administrative expenses, research and development expenses and acquisitions costs. The general and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. The research and development expenses include costs associated with the pursuit of numerous non-fossil fuel energy technologies including solar power, cold fusion nuclear power and the sequestration of CO2 in the marine environment. The acquisition costs include expenses associated with the acquisition of Planktos and D2Fusion.

The Company expects to continue to operate at a loss through fiscal 2006 due to the nature of the Company’s operations.

Liquidity and Capital Resources

As of March 31, 2006, the Company had current assets totaling $154,091 and a working capital deficit of $515,393. We will require new debt or equity transactions to satisfy cash needs over the next twelve months to fund the research & development efforts of both Planktos and D2Fusion.

The Company will require a minimum of $2,000,000 to fund the ongoing development of cold fusion technology and $1,500,000 to fund the “iron fertilization” prove-out program in addition to funding for administrative expenses. Since the Company has no revenues and a substantial need for significant capital, operations will continue to rely upon our ability to raise capital from private debt or equity placements. However, we cannot provide any assurance that our current financing efforts will be sufficient. Should the financing fail to provide sufficient capital over the next twelve months, the Company may have to abandon or, at a minimum, curtail ongoing research and development efforts. Further, equity financing will result in dilution to the Company shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities or other financial or operational matters.

During the three months ended March 31, 2006, the Company issued 805,000 shares of common stock for cash of $204,249. Subsequent to March 31, 2006, we commenced the process of offering the private placement of our common stock pursuant to a Regulation S Stock Purchase Agreement, dated March 31, 2006, as amended May 8, 2006 (the “Agreement”), with Page Holdings Assets Ltd., a British Virgin Islands company and resident of a non-USA jurisdiction (“Page”) and Omega Financial Services LLC, a Delaware limited liability corporation, as escrow agent. Pursuant to the Agreement, Page has the right to purchase up to $2,000,000 of the Company’s common stock pursuant to the exemption from registration provided under Regulation S of the Securities Act. Page’s per share purchase price equals 40% of the previous day’s last trade price as traded on the OTCBB and is subject to certain conditions, including: (i) a minimum trade price of $0.45 per share, or (ii) as amended on May 8, 2006, a minimum of $0.39 consideration to the Company subject to a ten percent (10%) finder’s fee. The ten percent (10%) finder’s fee is to be paid to Coventry Windsor, Inc., pursuant to a Consulting Agreement dated March 31, 2006. The term of the Agreement expires on December 31 from which offering we have authorized the issuance of 1,876,726 common shares to date in exchange for net cash proceeds of $540,752.96.

Subsequent to March 31, 2006, we also sold 500,000 shares of common stock for consideration of $175,000 or $0.35 a share.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-KSB, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Plan of Operation”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o        our anticipated financial performance;
o        the sufficiency of existing capital resources;
o        our ability to fund cash requirements for future operations;
o        uncertainties related to the development of our technologies;
o        the volatility of the stock market; and
o        general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $9,538,518 at December 31, 2005 and increased to $10,627,566 at March 31, 2006. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2006 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On May 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.75 per share reduced by 60% to $0.30 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ---------------- ---------------
       Investor                                            Number Of Shares     Gross Amount      Discounted
                                                                                                      Amount
       -------------------------------------------------- ------------------ ---------------- ---------------
       -------------------------------------------------- ------------------ ---------------- ---------------
       Mr. Peter Goucher                                              7,000          5250.00         2100.00
       Mr. Phillip Shillabeer                                        12,000          9000.00         3600.00
       Mr. Gordon Stock                                              15,000         11250.00         4500.00
       Mrs. Margaret Beveridge                                       55,000         41250.00        16500.00
       Mr. John Maurice Stack                                        25,000         18750.00         7500.00
       -------------------------------------------------- ------------------ ---------------- ---------------

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time of the offering, and ensuring that the entities to whom the stock were issued were non-U.S. persons with addresses in foreign countries.

On May 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.76 per share reduced by 60% to $0.304 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ---------------- ---------------
       Investor                                            Number of Shares     Gross Amount      Discounted
                                                                                                      Amount
       -------------------------------------------------- ------------------ ---------------- ---------------
       -------------------------------------------------- ------------------ ---------------- ---------------
       Mr. Micheal Andrew Rhodes                                      3,484          2648.00         1059.20
       Mr. Michael White                                              8,205          6236.00         2494.40
       Mrs. Barbara Dowson                                            3,536          2688.00         1075.20
       Mr. Charles Brazier                                           11,776          8950.00         3580.00
       Mr. Colin Edward Milton                                        3,480          2645.00         1058.00
       Mr. Pravin Kumar Patel                                        11,725          8911.00         3564.40
       Dr. Eric Curless                                              32,526         24720.00         9888.00
       Mr. Michael Keane                                             14,973         11380.00         4552.00
       Mr. John William Noble                                        12,460          9470.00         3788.00
       Mr. Stephen Francis Fullerton                                  5,013          3810.00         1524.00
       Mr. Colin B. Taylor                                            5,036          3828.00         1531.20
       Mr. Anthony Connor                                             9,506          7225.00         2890.00
       -------------------------------------------------- ------------------ ---------------- ---------------

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time of the offering, and ensuring that the entities to whom the stock were issued were non-U.S. persons with addresses in foreign countries.

On May 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.77 per share reduced by 60% to $0.308 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ---------------- ---------------
       Investor                                            Number Of Shares     Gross Amount      Discounted
                                                                                                      Amount
       -------------------------------------------------- ------------------ ---------------- ---------------
       -------------------------------------------------- ------------------ ---------------- ---------------
       Dr. Tom  Browne                                               10,000          7700.00         3080.00
       Mrs. Dorothea  O'Shea                                          9,913          7633.00         3053.20
       Mr. Geoffrey Denis Brandon                                     5,057          3894.00         1557.60
       Mr. Eric Hirst                                                 3,352          2581.00         1032.40
       Mr. Alan Russ                                                  2,509          1932.00          772.80
       Mr. Alan John Mcculloch Miller                                 5,000          3850.00         1540.00
       Mr. David Cavell Stevens                                      19,980         15385.00         6154.00
       Mr. David Morrison                                            10,000          7700.00         3080.00
       Mr. John Madson Scottorn                                       8,465          6518.00         2607.20
       Lt. Col John Coutts D. Montgomery                             15,000         11550.00         4620.00
       Mr. Edwin Cheng                                                5,727          4410.00         1764.00
       Mr. Leslie Tucker                                             13,000         10010.00         4004.00
       Mr. John Hull                                                 13,000         10010.00         4004.00
       Mr. John Reid                                                  3,506          2700.00         1080.00
       -------------------------------------------------- ------------------ ---------------- ---------------

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time of the offering, and ensuring that the entities to whom the stock were issued were non-U.S. persons with addresses in foreign countries.

On May 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.78 per share reduced by 60% to $0.312 per share to the following investors in the following amounts:

      -------------------------------------------------- ------------------ --------------- ----------------
       Investor                                           Number Of Shares    Gross Amount       Discounted
                                                                                                     Amount
      -------------------------------------------------- ------------------ --------------- ----------------
      -------------------------------------------------- ------------------ --------------- ----------------
      Mr. Michael Geoffrey Cooper                                    3,391         2645.00          1058.00
      Mr. Kenneth Carpin                                            15,979        12464.00          4985.60
      Mr. Martyn Ellis                                               4,500         3510.00          1404.00
      Mrs. Pamela Watson                                            59,894        46718.00         18687.20
      Mr. Leonard James Irvine                                      55,000        42900.00         17160.00
      Mr. Donald Hoole                                              25,000        19500.00          7800.00
      Mrs. Jean Koefman                                             20,000        15600.00          6240.00
      Mr. James Youngman                                            14,000        10920.00          4368.00
      Mr. John Middle Miss                                           5,000         3900.00          1560.00
      Mr. John Broadbent                                            40,000        31200.00         12480.00
      Ms. Sophia Gray Brown                                         19,000        14820.00          5928.00
      Mr. John Pearsall                                             30,000        23400.00          9360.00
      Mrs. Jill Eshelby                                              3,967         3095.00          1238.00
      Mr. Roland Denny                                               3,500         2730.00          1092.00
      Mr. Adrian Kemp                                                3,500         2730.00          1092.00
      Mr. Emyl Talsan James                                          3,400         2652.00          1060.80
      Mr. William Campbell                                           3,400         2652.00          1060.80
      -------------------------------------------------- ------------------ --------------- ----------------

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time of the offering, and ensuring that the entities to whom the stock were issued were non-U.S. persons with addresses in foreign countries.

On May 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.79 per share reduced by 60% to $0.316 per share to the following investors in the following amounts:

      -------------------------------------------------- ------------------ --------------- ----------------
      Investor                                            Number of Shares    Gross Amount       Discounted
                                                                                                     Amount
      -------------------------------------------------- ------------------ --------------- ----------------
      -------------------------------------------------- ------------------ --------------- ----------------
      Mr. Cornelius Michael Charles Foy                             10,000         7900.00          3160.00
      -------------------------------------------------- ------------------ --------------- ----------------

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.81 per share reduced by 60% to $0.324 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ---------------- ---------------
       Investor                                            Number of Shares     Gross Amount      Discounted
                                                                                                      Amount
       -------------------------------------------------- ------------------ ---------------- ---------------
       -------------------------------------------------- ------------------ ---------------- ---------------
       Mr. Malcolm Alastair Innes                                     3,999          3240.00         1296.00
       -------------------------------------------------- ------------------ ---------------- ---------------

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.85 per share reduced by 60% to $0.34 per share to the following investors in the following amounts:

      --------------------------------------------------- ------------------ ---------------- ----------------
      Investor                                             Number of Shares     Gross Amount       Discounted
                                                                                                       Amount
      --------------------------------------------------- ------------------ ---------------- ----------------
      --------------------------------------------------- ------------------ ---------------- ----------------
      Mr. David Bass                                                  3,500          2975.00          1190.00
      Mr. Thomas Kernoghan                                            4,089          3476.00          1390.40
      --------------------------------------------------- ------------------ ---------------- ----------------

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time of the offering, and ensuring that the entities to whom the stock were issued were non-U.S. persons with addresses in foreign countries.

On May 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.87 per share reduced by 60% to $0.348 per share to the following investors in the following amounts:

      --------------------------------------------------- ------------------ ---------------- ----------------
      Investor                                             Number of Shares     Gross Amount       Discounted
                                                                                                       Amount
      --------------------------------------------------- ------------------ ---------------- ----------------
      --------------------------------------------------- ------------------ ---------------- ----------------
      Mr. Bernard Frederick Burford                                   5,158          4488.00          1795.20
      and Mrs. Florence Elizabeth Burford
      --------------------------------------------------- ------------------ ---------------- ----------------

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time of the offering, and ensuring that the entities to whom the stock were issued were non-U.S. persons with addresses in foreign countries.

On May 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.90 per share reduced by 60% to $0.36 per share to the following investors in the following amounts:

---------------------------------------------------- ------------------ --------------- ----------------
Investor                                              Number Of Shares    Gross Amount       Discounted
                                                                                                 Amount
---------------------------------------------------- ------------------ --------------- ----------------
---------------------------------------------------- ------------------ --------------- ----------------
Dr. Muneir Mohammed Khan                                         3,475         3127.50          1251.00
Mr. George Sinclair                                              9,967         8970.30          3588.12
Mr. Robert Stoneage                                              3,000         2700.00          1080.00
Mr. Stephen Bett                                                 4,111         3700.00          1480.00
Mr. Nigel Whittome                                              30,000        27000.00         10800.00
Mr. Thomas Kavanagh                                             11,000         9900.00          3960.00
Mr. Peter Furniss                                                8,000         7200.00          2880.00
---------------------------------------------------- ------------------ --------------- ----------------

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time of the offering, and ensuring that the entities to whom the stock were issued were non-U.S. persons with addresses in foreign countries.

On May 2, 2006, the Company issued 500,000 shares of common stock valued at $0.35 per share to Northland Properties Corporation for cash consideration in the amount of $175,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 34 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of May, 2006.

SOLAR ENERGY LIMITED

/s/ Andrew Wallace

Andrew Wallace

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999
3(ii)	*	By-Laws (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999)
10(i)	*	Acquisition Agreement with Planktos, Inc., dated August 10, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005).
10(ii)	*	Acquisition Agreement with D2Fusion Inc., dated August 18, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005).
10(iii)	*	Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation, dated August 18, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005).
14	*	Code of Ethics Adopted March 30, 2004 (incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2004
31	Attached

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