Form 10QSB
period 2006-06-30
SOLAR ENERGY LTD
filed 2006-08-21
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 18, 2006 was 18,869,209.

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

                                                         Solar Energy Limited
                                                     (A Development Stage Company)

                                                      Consolidated Balance Sheets

                                                                                              June 30,        December 31, 2005
                                                                                                2006
--------------------------------------------------------------------------------------- --------------------- -------------------
                                                                                            (Unaudited)           (Restated)

                                                             Assets

Current Assets
   Cash                                                                                        $    747,291         $   188,129
   Accounts Receivable                                                                                7,723                   -
   Prepaid Expenses                                                                                  24,163             174,274
                                                                                        --------------------- -------------------

Total Current Assets                                                                                779,177             362,403
                                                                                        --------------------- -------------------
                                                                                        --------------------- -------------------

Property and Equipment (Note 3)                                                                      23,534              13,575
                                                                                        --------------------- -------------------

Other Assets
   Deposits
                                                                                                     30,120              30,120
                                                                                        --------------------- -------------------

Total Other Assets                                                                                   30,120              30,120
                                                                                        --------------------- -------------------
                                                                                        --------------------- -------------------

Total Assets                                                                                    $   832,831         $   406,098
                                                                                        ===================== ===================

                                              Liabilities and Stockholders' Equity

Current Liabilities
   Accounts Payable                                                                             $   119,632         $    75,580
    Accrued Liabilities                                                                             180,855             179,677
   Notes Payable - Related Party (Note 5)                                                            34,950              65,486
   Deferred Revenue (Notes 1 and 7)                                                                 250,000             250,000
                                                                                        --------------------- -------------------

Total Current Liabilities                                                                           585,437             570,743
                                                                                        --------------------- -------------------

Provision for Loss on Contract (Note 1)                                                             967,500             967,500
                                                                                        --------------------- -------------------
                                                                                        --------------------- -------------------

Stockholders' Equity
   Common Stock 50,000,000 Shares Authorized at
      $0.0001 Par Value 19,771,487 and 14,926,275 Shares
      Issued and Outstanding, Respectively                                                            1,977               1,493
   Additional Paid In Capital                                                                    10,723,353           9,352,380
   Obligation to Issue Shares                                                                        13,320              20,000
   Deficit Accumulated During the Development Stage                                             (11,458,756)        (10,506,018)
                                                                                        --------------------- -------------------
                                                                                        --------------------- -------------------

Total Stockholders' Equity                                                                         (720,106)         (1,132,145)
                                                                                        --------------------- -------------------

Total Liabilities and Stockholders' Equity                                                      $   832,831         $   406,098
                                                                                        ===================== ===================

                        The accompanying notes are an integral part of these consolidated financial statements

                                                          Solar Energy Limted
                                                     (A Development Stage Company)

                                                 Consolidated Statements of Operations
                                                              (Unaudited)

                                                  Three Months    Three Months     Six Months      Six Months     January 5, 1994
                                                   Ended June      Ended June      Ended June    Ended June 30,    (inception) to
                                                    30, 2006        30, 2005        30, 2006          2005         June 30, 2006
  ---------------------------------------------- --------------- --------------- --------------- ---------------- -----------------
                                                                   (Restated)                       (Restated)       (Restated)

  Revenues                                           $   -           $   -            $   -           $   -             $   -
  ---------------------------------------------- --------------- --------------- ---------------- --------------- -----------------

  Operating Expenses
     General and Administrative                        484,626         127,964          918,393         274,555         4,037,572
     Research and Development                           29,046          -                96,427          -              2,356,662
                                                 --------------- --------------- ---------------- --------------- -----------------
                                                 --------------- --------------- ---------------- --------------- -----------------

  Total Operating Expenses                             513,672         127,964        1,014,820         274,555         6,394,234
                                                 --------------- --------------- ---------------- --------------- -----------------
                                                 --------------- --------------- ---------------- --------------- -----------------

  Operating Income (Loss)                             (513,672)       (127,964)      (1,014,820)       (274,555)       (6,394,234)
                                                 --------------- --------------- ---------------- --------------- -----------------
                                                 --------------- --------------- ---------------- --------------- -----------------

  Other Income (Expenses)
     Minority interest                                  -               -                -               -                123,856
     Other income                                       52,000                           62,000                           222,000
     Gain (Loss) on Investments                         -               -                -               -                 17,200
     Loss on Sale of Assets                             -               -                -               -                 (2,575)
     Interest Income (Expense)                             982              76               82             100           (60,948)
     Financing Costs                                    -               -                -               -               (963,500)
     Impairment of Patents                              -               -                -               -                (39,648)
     Impairment of Goodwill                             -               -                -               -             (3,514,118)
     Provision for Loss on Contract                     -               -                -               -               (967,500)
     Gain (Loss) on Sale of Subsidiary                  -               -                -               -                120,711
                                                 --------------- --------------- ---------------- --------------- -----------------
                                                 --------------- --------------- ---------------- --------------- -----------------

  Total Other Income (Expenses)                         52,982              76           62,082             100        (5,064,522)
                                                 --------------- --------------- ---------------- --------------- -----------------
                                                 --------------- --------------- ---------------- --------------- -----------------

  Net Income (Loss) Before Taxes                      (460,690)       (127,888)        (952,738)       (274,455)      (11,458,756)
                                                 --------------- --------------- ---------------- --------------- -----------------
                                                 --------------- --------------- ---------------- --------------- -----------------

  Income Taxes                                          -               -                -               -                 -
                                                 --------------- --------------- ---------------- --------------- -----------------
                                                 --------------- --------------- ---------------- --------------- -----------------

  Net Income (Loss)                                 $ (460,690)     $ (127,888)      $ (952,738)     $ (274,455)    $ (11,458,756)
                                                 =============== =============== ================ =============== =================

  Basic Net Loss Per Share                              $ (0.03)        $ (0.00)        $ (0.06)        $ (0.00)
                                                 ================ =============== =============== ===============

  Weighted Average Common Shares Outstanding
                                                     17,479,948       8,719,351      16,376,105       8,332,049
                                                 ================ =============== =============== ===============

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
                                                     (A Development Stage Company)

                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)

                                                                                    Six Months   Six Months Ended   January 5, 1994
                                                                                Ended June 30,                       (inception) to
                                                                                          2006      June 30, 2005     June 30, 2006
----------------------------------------------------------------------------- ----------------- ------------------ -----------------
                                                                                                   (Restated)         (Restated)

Cash Flow from Operating Activities
  Net Income (Loss)                                                                $ (952,738)        $ (274,455)     $(11,458,756)
  Adjustments to Reconcile Net Loss to Net Cash Provided by Operations
  (Net of Acquisition/Sale)
    Amortization/Depreciation                                                            1,939                296           202,745
    Bad debt                                                                                 -                  -           225,000
    Stock Issued for Services                                                                -            163,500           706,851
    Stock Issued for R and D Expenses                                                        -                  -           439,900
    Loss on Sale of Assets                                                                   -                  -             2,575
    Gain on Investments                                                                      -                  -          (17,199)
    Gain on Sale of Subsidiary                                                               -                  -         (120,711)
    Impairment of Patents                                                                    -                  -            39,648
    Financing Costs                                                                          -                  -           963,500
    Impairment of Goodwill                                                                   -                  -         3,514,118
    Provision for Loss on Contract                                                           -                  -           967,500
    Minority interest                                                                        -                  -         (123,856)
    Increase (Decrease) in:
    Deposits                                                                                 -                  -          (25,283)
    Prepaid Expenses                                                                   150,111           (32,342)           167,502
    Accounts Receivable                                                                (7,723)                  -           (7,684)
    Accounts Payable                                                                    44,052              8,684           167,830
    Accrued Expenses                                                                     1,178              1,699           231,904
    Deferred Revenue                                                                         -                  -           250,000
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

Net Cash Provided By (Used In) Operating Activities                                  (763,181)          (132,618)       (3,874,416)
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

Cash Flows From (Used In) Investing Activities
  Cash Acquired from Sale of Subsidiary                                                      -                  -           180,000
  Cash Acquired (Sold) from Sale of Subsidiary                                               -                  -           247,512
  Cash Paid to Subsidiary                                                                    -                  -         (107,568)
  Cash Paid to RECO and Sunspring                                                            -                  -           (2,076)
  Cash Paid for Patent Costs                                                                 -                  -         (106,318)
  Cash Paid for Property and Equipment                                                (11,898)                  -          (86,189)
  Cash Paid for Deposits                                                                     -                  -           (4,837)
  Cash Received on Sale of Assets                                                            -                  -            23,000
  Cash Paid for Note Receivable                                                              -          (174,900)         (295,000)
  Cash Paid for Mining and Mineral Rights                                                    -             25,000                 -
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

Net Cash Provided By (Used In) Investing Activities                                   (11,898)          (149,900)         (151,476)
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

                    The accompanying notes are an integral part of these interim consolidated financial statements

                                                         Solar Energy Limited
                                                     (A Development Stage Company)

                                           Consolidated Statements of Cash Flows (Continued)
                                                              (Unaudited)

                                                                                    Six Months   Six Months Ended   January 5, 1994
                                                                                Ended June 30,                       (inception) to
                                                                                          2006      June 30, 2005     June 30, 2006
----------------------------------------------------------------------------- ----------------- ------------------ -----------------
                                                                                                   (Restated)         (Restated)
Cash Flows from Financing Activities
  Issued Stock for Cash                                                              1,371,457            245,000         3,617,370
  Cash Received for Notes Payable                                                     (30,536)            159,685           486,572
  Subscription Proceeds                                                                (6,680)             44,000            13,320
  Cash Received from Advances by Shareholders                                                -                  -         2,044,099
  Cash Paid on Debt Financing                                                                -                  -       (1,388,178)
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                             1,334,241            448,685         4,773,183
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

INCREASE IN CASH                                                                       559,162            166,167           747,291

CASH, BEGINNING OF PERIOD                                                              188,129                 32                 -
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

CASH, END OF PERIOD                                                               $    747,291       $    166,199                 $
                                                                                                                            747,291
============================================================================= ================= ================== =================

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

June 30, 2006

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

On December 17, 1997 the Company merged with Solar Energy Limited, a Delaware corporation organized on July 24, 1997 and changed the name to “Solar Energy Limited”. The surviving corporation is a Delaware corporation and the authorized shares were changed to 50,000,000 par value $.0001. The Company’s headquarters are located in Los Alamos, New Mexico.

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

June 30, 2006

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

On November 26, 2001, the Company exchanged all of its shares of common stock in its wholly owned subsidiary, Sunspring, for 2,000,000 shares of restricted common stock and 8,000,000 shares of preferred stock of Sun Power Corporation (“SunPower”). During the period November 26, 2001 to November 26, 2002, both Sun and the Company had the right to cancel this agreement. If either cancels, the 8,000,000 shares of preferred will be returned to SunPower and Sunspring will be returned to the Company. The Company uses the equity method to account for its investments and recognized a gain on the exchange. The restricted common stock and preferred stock of Sun were recorded at a basis of $0.

On November 26, 2001, the Company exchanged all of its common stock in its 63% owned subsidiary, RECO, for 2,0000, shares of restricted common stock and 8,000,000 shares of preferred stock of SunPower. During the period November 26, 2001 to November 26, 2002, both SunPower and the Company had the right to cancel this agreement. If either canceled, the 8,000,000 preferred shares would be returned to SunPower and Sunspring would be returned to the Company. The restricted common stock and preferred stock of SunPower were recorded at a basis of $0.

On December 30, 2002, the Company was returned all of its stock in its 63% owned subsidiary, RECO, and gave back 8,000,000 shares of preferred stock of Sun Power. In addition, on December 30, 2002, the Company was returned all of its stock in its 100% owned subsidiary, Sunspring, and gave back 8,000,000 shares of preferred stock to SunPower. The Company kept the 2,000,000 shares of restricted common stock of SunPower and recorded a basis of $0.

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2006

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies (continued)

On April 27, 2004, the Company entered into a stock purchase agreement for RECO with Los Alamos Renewable Energy, LLC, (LARE) a limited liability company for which two of the Company’s former Officers and Directors act as managing members. Pursuant to the Agreement, an additional 99,900 shares of common stock of RECO were issued to the Company and an additional 200,000 shares of RECO were issued to LARE. In effect, the Company now has a 21% interest in RECO and will use the equity method of accounting instead of the consolidation method. The Company has also forgiven debt due from RECO. At December 31, 2004, a gain of $56,138 has been recognized due to the recapture of prior year losses.

On August 10, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of Planktos, Inc. (“Planktos”) for the purchase price of $1,500,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that Planktos realizes net income from operations. The debenture is convertible into the Company’s shares at 10% below market at any time after 12 months and prior to the expiration of the debenture. The proprietary greenhouse emission technology acquired as a result of this acquisition is focused on taking advantage of the Kyoto Protocol which enables companies and governments to offset regulated greenhouse emission restrictions by investing in CO2 reduction programs in exchange for certified emission reduction (CER) credits. These CER credits are traded much like commodities and have their own market of which they are listed for sale. In determining the purchase price, consideration was given to previous amounts invested in developing this technology up to the point of acquisition. The agreement commits the Company to assist Planktos in the process of becoming a public company within the next six (6) months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos’ common stock and to advance up to $1,500,000 in the form of loans over the next twelve months. Should the Company fail to arrange the required financing within twelve months of the agreement, Russ George has the right to redeem the shares of Planktos in exchange for canceling any amounts due to him pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the Planktos shares to Mr. George. On November 21, 2005, Mr. George converted the debenture for 1,500,000 of the Company’s restricted common shares.

These financial statements include the results of operations of Planktos from February 10, 2005 to June 30, 2006.

         Planktos, Inc. - Balance Sheet as at August 10, 2005

          Assets
                   Cash                                        $     43,228
          Liabilities
                   Loan payable                                $     74,855
          Stockholders' Equity
                   Deficit                                     $    (31,627)

          Total Liabilities and Stockholders' Equity           $     43,228

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2006

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies (continued)

On August 17, 2005, Solar Energy Limited and its wholly owned subsidiary, Planktos, executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation whereby Diatom committed to assist Solar in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. Solar will be responsible for funding the remainder of the developmental funding. The agreement also provides for a royalty agreement which will entitle Planktos and Solar to 75% of net sales revenue generated by Diatom from the sale of carbon emission reduction credits (CER) created from the sequestration process until Solar Energy Limited and Planktos, Inc. have recouped their costs. Thereafter, Solar Energy Limited and Planktos, Inc. will be entitled to 25% of net sales revenue generated by Diatom from the sale of CERs. Diatom Corporation has paid $250,000 in cash for the exclusive marketing and intellectual property rights. Since the Company has committed to fund 75% of the estimated cost to develop the program, a provision for the estimated loss on the contract of $967,500 has been recognized.

On August 18, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of D2Fusion, Inc. (“D2Fusion”) for the purchase price of $2,000,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that D2Fusion realizes net income from operations. The debenture is convertible into the Company’s shares at 10% below market, not to exceed one dollar ($1.00), through the remaining term of the debenture. The proprietary solid-state fusion technology acquired as a result of this acquisition is aimed at entry level heat and energy applications for homes and industry with the ultimate goal of producing heat and electricity at a fraction of today’s cost and with no emissions. In determining the purchase price, consideration was given to previous amounts invested in developing this technology up to the point of acquisition. The agreement commits the Company to arrange financing of not less than $2,200,000 and, within six (6) months of the agreement, cause D2Fusion to have direct access to the public capital markets for the purpose of raising additional capital in excess of the Company’s financing obligations. Should the Company fail to arrange the required financing within twelve months of the agreement, Russ George has the right to redeem the shares of D2Fusion in exchange for canceling any amounts due to him pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the D2Fusion shares to Mr. George. On November 21, 2005, Mr. George converted the debenture for 2,000,000 of the Company’s restricted common shares.

These financial statements include the results of operations of D2 Fusion from March 2, 2005 to June 30, 2006.

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2006

(Unaudited)

D2 Fusion, Inc. – Balance Sheet as at August 18, 2005

Assets
         Cash                                         $     95,571
Liabilities
         Loan payable                                 $    149,855
Stockholders' Equity
         Deficit                                      $    (54,284)

Total Liabilities and Stockholders' Equity            $     95,571

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

                                                             Income (loss)        Shares             Per-Share
                                                              (Numerator)      (Denominator)          Amount
For the year ended December 31, 2005
Basic EPS
Income (loss) to common stockholders                     $    (5,635,198)          9,558,001       $          (.59)

For the year ended June 30, 2006
Basic EPS
Income (loss) to common stockholders                     $      (952,738)         16,376,105       $          (.06)

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

June 30, 2006

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies (continued)

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

g. Principles of Consolidation

The June 30, 2006 and December 31, 2005 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro-Air Technologies, Inc., Sunspring Inc., Renewable Energy Ltd., Planktos, Inc. and D2 Fusion, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

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

j. Goodwill

Under SFAS No. 142, goodwill must be tested annually for impairment using a two step process, the first process is to test the carrying value of the reporting unit vs. fair value. The second process tests if the carrying value exceeds fair value, if so, the carrying value is then compared vs. the fair value of goodwill to measure the amount of goodwill impairment loss, if any. The Company uses such methods as present value of discounted cash flows, prices of similar assets, independent appraisals, and other valuation techniques to determine fair value.

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2006

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

NOTE 3 — Property & Equipment

Property and equipment consists of the following at June 30, 2006 and December 31, 2005:

                                                                     June 30, 2006     December 31,2005

         Office Equipment and Furniture                           $           55,004  $           43,106
         Tools                                                                 2,264               2,264
                                                                              57,268              45,370
         Accumulated Depreciation                                           (33,734)            (31,795)
         Net Property and Equipment                               $           23,534  $            2,965

NOTE 4 — Stockholders’ Equity Transactions

During 2005, the Company issued 2,650,000 shares of common stock for cash proceeds of $605,000, 1,255,000 shares of common stock for prepaid expenses and services of $585,400 and 3,500,000 shares of common stock for the acquisitions of Planktos and D2 Fusion.

During the first six months of 2006, the Company issued 785,000 shares of common stock for the exercise of warrants for cash proceeds of $196,250.

Additionally, the Company issued 4,060,212 common shares from private placements for cash proceeds of $1,175,207.

NOTE 5 — Notes Payable — Related Party

The loan from Bay Cove Investments, Ltd., a shareholder, bears interest at 6% per annum and is due upon demand. The balance of the loans at June 30, 2006 and December 31, 2005 is $34,950 and $65,486 respectively. Russ George is the President of the wholly owned subsidiaries Planktos and D2Fusion.

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2006

(Unaudited)

NOTE 6 – Mining & Mineral Rights

On November 17, 2004, the Company entered into an agreement with Manhattan Minerals Corp. (“Manhattan”) to purchase certain mining and mineral rights located in the vicinity of Tambogrande, Peru. Pursuant to the agreement, the Company was required to pay cash totaling $600,000. As of December 31, 2004, the Company had paid a $50,000 refundable deposit to Manhattan. The Company and Manhattan, by mutual consent, terminated the agreement in May of 2005, with the understanding that the $50,000 deposit would be refunded to the Company, of which $25,000 was refunded as of June 30, 2005. On August 11, 2005, the Company and Manhattan extended the terms of the original agreement for an additional 90-day option period. As of June 30, 2006, the option has expired and $25,000 remains due to the Company.

NOTE 7 — Commitments

The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

On August 17, 2005, Solar Energy Limited and its wholly owned subsidiary, Planktos, executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation whereby Diatom committed to assist Solar in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. Solar will be responsible for funding the remainder of the developmental funding.

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2006

(Unaudited)

NOTE 8 – Stock Options

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006 under the prospective method therefore no compensation expense under SFAS No. 123R with respect to unvested stock options was recorded during the first quarter of 2006.

Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2006

(Unaudited)

NOTE 8 – Stock Options (continued)

Information with respect to the Company’s stock options at June 30, 2006 is as follows:

                                                                                           Weighted
                                                     Stock             Exercise             Average
                                                    Options              Price             Exercise
Outstanding at January 1, 2005                           500,000  $              .33  $              .33
     Granted                                                   -                   -                   -
     Exercised                                                 -                   -                   -
     Forfeited                                                 -           -                   -
Outstanding at December 31, 2005                         500,000  $              .33  $              .33
     Granted                                                   -                   -                   -
     Exercised                                                 -                   -                   -
     Forfeited                                                 -                           -           -
Exercisable at June 30, 2006                             500,000  $              .33  $              .33

Note 9 — Warrants

A summary of the Company’s warrants at June 30, 2006 and December 31, 2005 and the changes for 2005 are as follows:

                                                                   Weighted           Weighted
                                                                   Average            Average
                                                  Warrants         Exercise          Remaining
                                                Outstanding         Price               Life
                                               ---------------  ---------------   -----------------
                                               ---------------  ---------------   -----------------

        Balance, December 31, 2005               2,185,000             0.28          1.71 years
                 Issued                                  -                -
                 Exercised / Cancelled /           785,000             0.25
        Expired
                                               ---------------  ---------------
                                               ---------------  ---------------

        Exercisable June 30, 2006                1,400,000            $0.30          1.11 years
                                               ===============  ===============   =================

The Company has recorded stock based compensation expense of $963,500 which represents the fair value of the warrants using the Black-Sholes pricing model. The exercise price of the warrants at the time of grant was below the market price of the Company’s commons shares.

NOTE 10 – Subsequent Events

Subsequent to the period the Company issued 97,722 for cash proceeds of $26,682.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2006. Our fiscal year end is December 31.

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

Plan of Operation

During the three month period ended June 30, 2006, the Company was focused on the operation of both Planktos and D2Fusion.

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

o Design of a licensing and development plan obtain the highest possible return on our products and technologies; and

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

Net Losses

For the period from January 5, 1994 to June 30, 2006, the Company recorded a net loss of $11,458,756. The Company’s net losses are attributable to general and administrative expenses, research and development expenses and acquisitions costs. The general and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. The research and development expenses include costs associated with the pursuit of numerous non-fossil fuel energy technologies including solar power, cold fusion nuclear power and the sequestration of CO2 in the marine environment. The acquisition costs include expenses associated with the acquisition of Planktos and D2Fusion.

The Company expects to continue to operate at a loss through fiscal 2006 due to the nature of the Company’s operations.

Liquidity and Capital Resources

As of June 30, 2006, the Company had current assets totaling $779,177, cash on hand of $747,291, and a working capital surplus of $193,740. We will require new debt or equity transactions to satisfy cash needs over the next twelve months to fund the research & development efforts of both Planktos and D2Fusion.

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

In April of 2006 we commenced a private placement offering of our common stock pursuant to a Regulation S Stock Purchase Agreement, dated March 31, 2006, as amended May 8, 2006 (the “Agreement”), with Page Holdings Assets Ltd., a British Virgin Islands company and resident of a non-USA jurisdiction (“Page”) and Omega Financial Services LLC, a Delaware limited liability corporation, as escrow agent. Pursuant to the Agreement, Page has the right to purchase up to $2,000,000 of the Company’s common stock pursuant to the exemption from registration provided under Regulation S of the Securities Act. Page’s per share purchase price equals 40% of the previous day’s last trade price as traded on the OTCBB and is subject to certain conditions, including: (i) a minimum trade price of $0.45 per share, or (ii) as amended on May 8, 2006, a minimum of $0.39 consideration to the Company subject to a ten percent (10%) finder’s fee. The ten percent (10%) finder’s fee is to be paid to Coventry Windsor, Inc., pursuant to a Consulting Agreement dated March 31, 2006. The term of the Agreement expires on December 31, 2006, from which offering we have authorized the issuance of 4,060,212 common shares in exchange for net cash proceeds of $1,175,207 as of June 30, 2006. Subsequent to the end of the period we have authorized the issuance of an additional 97,722 common shares for cash proceeds of $26,682.

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

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $11,458,756 at June 30, 2006. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $10,506,018 as of December 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing of its projects; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.      CONTROLS AND PROCEDURES

The Company’s president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2006 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On July 5, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.74 per share reduced by 60% to $0.296 per share to the following investor in the following amount:

       ---------------------------------------------------- ----------------- ---------------- ----------------
       Investor                                             Number of Shares     Gross Amount       Discounted
                                                                                                        Amount
       ---------------------------------------------------- ----------------- ---------------- ----------------
       ---------------------------------------------------- ----------------- ---------------- ----------------
       Mr. Montague Giles                                             50,000       $37,000.00       $14,800.00
       ---------------------------------------------------- ----------------- ---------------- ----------------

On June 19, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.74 per share reduced by 60% to $0.296 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ----------------- ---------------
       Investor                                            Number Of Shares      Gross Amount      Discounted
                                                                                                       Amount
       -------------------------------------------------- ------------------ ----------------- ---------------
       -------------------------------------------------- ------------------ ----------------- ---------------
       Mr. Osian Jones                                               13,000         $9,620.00       $3,848.00
       Mr. Donald H. Jackson                                          5,928         $4,387.00       $1,754.80
       Mr. Peter Ellin                                               19,525        $14,449.00       $5,779.60
       Mr. Percy Dipino                                              10,793         $7,987.00       $3,194.80
       -------------------------------------------------- ------------------ ----------------- ---------------

On June 19, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.78 per share reduced by 60% to $0.312 per share to the following investors in the following amounts:

       ---------------------------------------------------- ----------------- ---------------- ---------------
        Investor                                                   Number Of     Gross Amount      Discounted
                                                                      Shares                           Amount
       ---------------------------------------------------- ----------------- ---------------- ---------------
       ---------------------------------------------------- ----------------- ---------------- ---------------
       Mrs. Lorna Cameron                                             12,055        $9,403.00       $3,761.20
       ---------------------------------------------------- ----------------- ---------------- ---------------

On June 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.68 per share reduced by 60% to $0.272 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ----------------- ---------------
       Investor                                            Number Of Shares      Gross Amount      Discounted
                                                                                                       Amount
       -------------------------------------------------- ------------------ ----------------- ---------------
       -------------------------------------------------- ------------------ ----------------- ---------------
       Mrs. Zubeda Hansrot                                            3,463         $2,355.00         $942.00
       -------------------------------------------------- ------------------ ----------------- ---------------

On June 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.74 per share reduced by 60% to $0.296 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ----------------- ---------------
       Investor                                            Number Of Shares      Gross Amount      Discounted
                                                                                                       Amount
       -------------------------------------------------- ------------------ ----------------- ---------------
       -------------------------------------------------- ------------------ ----------------- ---------------
       Mrs. Edith Phillips                                            5,466         $4,045.00       $1,618.00
       Mr. Michael Kemp                                               4,100         $3,034.00       $1,213.60
       Rev. Robert Jack                                              33,000        $24,420.00       $9,768.00
       Mr. Kenneth Roland Armstrong                                  48,000        $35,520.00      $14,208.00
       -------------------------------------------------- ------------------ ----------------- ---------------

On June 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.75 per share reduced by 60% to $0.30 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ----------------- ---------------
       Investor                                            Number Of Shares      Gross Amount      Discounted
                                                                                                       Amount
       -------------------------------------------------- ------------------ ----------------- ---------------
       -------------------------------------------------- ------------------ ----------------- ---------------
       Mr. Leslie Frederick Hughes                                    4,973         $3,730.00       $1,492.00
       Mrs. Ellen Mcgill                                             11,000         $8,250.00       $3,300.00
       Mr. Roland Bevan                                              20,000        $15,000.00       $6,000.00
       Mr. Royston Davis                                            134,000       $100,500.00      $40,200.00
       Mr. David Dawes                                                4,730         $3,548.00       $1,419.20
       Mr. John Clayton                                               9,742         $7,307.00       $2,922.80
       -------------------------------------------------- ------------------ ----------------- ---------------

On June 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.76 per share reduced by 60% to $0.304 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ----------------- ---------------
       Investor                                            Number Of Shares      Gross Amount      Discounted
                                                                                                       Amount
       -------------------------------------------------- ------------------ ----------------- ---------------
       -------------------------------------------------- ------------------ ----------------- ---------------
       Mr. Anthony William Treloar                                    4,822         $3,665.00       $1,466.00
       Mr. Richard  Wardel                                            3,756         $2,855.00       $1,142.00
       Mr. David Short                                                3,546         $2,695.00       $1,078.00
       -------------------------------------------------- ------------------ ----------------- ---------------

On June 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.77 per share reduced by 60% to $0.308 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ---------------- ---------------
       Investor                                            Number Of Shares     Gross Amount      Discounted
                                                                                                      Amount
       -------------------------------------------------- ------------------ ---------------- ---------------
       -------------------------------------------------- ------------------ ---------------- ---------------
       Mrs. Lyne Green                                                7,100        $5,467.00       $2,186.80
       Mr. Edwin Cheng                                                2,207        $1,700.00         $680.00
       Mr. David Trumper                                              5,162        $3,975.00       $1,590.00
       Mr. Ian Austin Cook                                            3,623        $2,790.00       $1,116.00
       -------------------------------------------------- ------------------ ---------------- ---------------

On June 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.78 per share reduced by 60% to $0.312 per share to the following investor in the following amount:

      -------------------------------------------------- ------------------ --------------- ----------------
       Investor                                           Number Of Shares    Gross Amount       Discounted
                                                                                                     Amount
      -------------------------------------------------- ------------------ --------------- ----------------
      -------------------------------------------------- ------------------ --------------- ----------------
      Mr. Kenneth Woods                                             20,000      $15,600.00        $6,240.00
      -------------------------------------------------- ------------------ --------------- ----------------

On June 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.85 per share reduced by 60% to $0.34 per share to the following investor in the following amount:

      -------------------------------------------------- ------------------ --------------- ----------------
      Investor                                            Number of Shares    Gross Amount       Discounted
                                                                                                     Amount
      -------------------------------------------------- ------------------ --------------- ----------------
      -------------------------------------------------- ------------------ --------------- ----------------
      Mr. Brian Ohare                                                3,352       $2,850.00        $1,140.00
      -------------------------------------------------- ------------------ --------------- ----------------

On June 5, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.74 per share reduced by 60% to $0.296 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ----------------- ---------------
       Investor                                            Number Of Shares      Gross Amount      Discounted
                                                                                                       Amount
       -------------------------------------------------- ------------------ ----------------- ---------------
       -------------------------------------------------- ------------------ ----------------- ---------------
       Mrs. Jean Koefman                                             30,000        $22,200.00          $8,880
       Mr. Leslie Tucker                                             17,000        $12,580.00          $5,032
       -------------------------------------------------- ------------------ ----------------- ---------------

On June 5, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.75 per share reduced by 60% to $0.30 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ----------------- ---------------
       Investor                                            Number Of Shares      Gross Amount      Discounted
                                                                                                       Amount
       -------------------------------------------------- ------------------ ----------------- ---------------
       -------------------------------------------------- ------------------ ----------------- ---------------
       Mr. William Atcheson                                          15,000        $11,250.00          $4,500
       -------------------------------------------------- ------------------ ----------------- ---------------

On June 5, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.76 per share reduced by 60% to $0.304 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ----------------- ---------------
       Investor                                            Number Of Shares      Gross Amount      Discounted
                                                                                                       Amount
       -------------------------------------------------- ------------------ ----------------- ---------------
       -------------------------------------------------- ------------------ ----------------- ---------------
       Mrs. Anne Gibson                                              48,782        $37,075.00         $14,830
       -------------------------------------------------- ------------------ ----------------- ---------------

On June 5, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.77 per share reduced by 60% to $0.308 per share to the following investors in the following amounts:

       -------------------------------------------------- ------------------ ---------------- ---------------
       Investor                                            Number Of Shares     Gross Amount      Discounted
                                                                                                      Amount
       -------------------------------------------------- ------------------ ---------------- ---------------
       -------------------------------------------------- ------------------ ---------------- ---------------
       Mr. George Tait                                               19,000       $14,630.00          $5,852
       Mr. Dennis Frederick Roper                                    10,000        $7,700.00          $3,080
       -------------------------------------------------- ------------------ ---------------- ---------------

On June 5, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.78 per share reduced by 60% to $0.312 per share to the following investor in the following amount:

      -------------------------------------------------- ------------------ --------------- ----------------
       Investor                                           Number Of Shares    Gross Amount       Discounted
                                                                                                     Amount
      -------------------------------------------------- ------------------ --------------- ----------------
      -------------------------------------------------- ------------------ --------------- ----------------
      Mr. Ian Whittacher                                             3,384       $2,640.00           $1,056
      -------------------------------------------------- ------------------ --------------- ----------------

On June 5, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.80 per share reduced by 60% to $0.32 per share to the following investor in the following amount:

      -------------------------------------------------- ------------------ --------------- ----------------
      Investor                                            Number of Shares    Gross Amount       Discounted
                                                                                                     Amount
      -------------------------------------------------- ------------------ --------------- ----------------
      -------------------------------------------------- ------------------ --------------- ----------------
      Ms. Patricia Barbara Fenwick                                  29,975      $23,980.00           $9,592
      -------------------------------------------------- ------------------ --------------- ----------------

On June 5, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.92 per share reduced by 60% to $0.368 per share to the following investor in the following amount:

       -------------------------------------------------- ------------------ ---------------- ---------------
       Investor                                            Number Of Shares     Gross Amount      Discounted
                                                                                                      Amount
       -------------------------------------------------- ------------------ ---------------- ---------------
       -------------------------------------------------- ------------------ ---------------- ---------------
       Mr. Roy Burnett Brewster                                       5,263        $4,842.00          $1,937
       Mr. Iain Kerr                                                 15,000       $13,800.00          $5,520
       -------------------------------------------------- ------------------ ---------------- ---------------

On June 5, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by
Regulation S of the Securities Act of 1933 for cash consideration of $0.95 per share reduced by 60% to $0.38 per share to the following investor in the following amount:

       -------------------------------------------------- ------------------ ---------------- ---------------
       Investor                                            Number Of Shares     Gross Amount      Discounted
                                                                                                      Amount
       -------------------------------------------------- ------------------ ---------------- ---------------
       -------------------------------------------------- ------------------ ---------------- ---------------
       Mr. Henry Butters                                              3,500        $3,325.00          $1,330
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

The Company complied with the requirements of Regulation S for all of the above issuances by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time of the offering, and ensuring that the entities to whom the stock were issued were non-U.S. persons with addresses in foreign countries.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 32 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of August, 2006.

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