Form 10KSB/A
period 2005-12-31
SOLAR ENERGY LTD
filed 2006-08-30
CIK 1058322

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

Title of Each Class Common Stock ($0.0001 Par Value)

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

The aggregate market value of the registrant's common stock,  (the only class of voting stock), held by non-affiliates was approximately $6,922,572 based on the average closing bid and asked prices for the common stock on August 25, 2006.

On August 25, 2006, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 19,869,209.

Explanatory Note

The registrant’s Form 10-KSB has been amended to: (1) reallocate warrants on the Balance Sheet from Derivatives under Liabilities to Additional Paid In Capital under Stockholders’ Equity; (2) recognize a non current provision of $967,500 on the Balance Sheet under Liabilities for an estimated loss on a contract; (3) amend Note 1(a) to include additional disclosure on the acquisition of Planktos, Inc. and D2 Fusion Inc. and to disclose the recognition of the estimated loss on a contract; and (4) include Note 1(j) to disclose the registrant’s methodology for evaluating goodwill for impairment.

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

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $10,506,018 at December 31, 2005. During fiscal 2005, we recorded a net loss of $6,602,698. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

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
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of August 25, 2006, there were approximately 467 shareholders of record holding a total of 19,869,209 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Net Losses

For the period from inception until December 31, 2005, the Company incurred a net loss of $10,506,018. The Company’s net losses are primarily attributable to general and administrative expenses and most recently acquisition costs associated with the purchase of Planktos and D2Fusion, which costs include an impairment of good will and an expense attributed to outstanding warrants. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. We did not generate any revenues during this period.

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

Liquidity and Capital Resources

As of December 31, 2005, the Company had current assets totaling $362,403 and a working capital deficit of $208,340. Management believes that the Company will require a substantial infusion of capital over the next twelve months in order to fund the research & development efforts of both Planktos and D2Fusion. Since the Company has no revenues and a substantial need for significant capital, operations will continue to rely upon our ability to raise capital from private debt or equity placements. We have recently executed term sheets for Company financing to fund Planktos and D2Fusion based upon certain conditions which are yet to be satisfied. However, the Company has no binding agreements to provide the required funding and therefore cannot provide any assurance that future funding will be forthcoming. Should sufficient funding fail to materialize in the next twelve months the Company will have to abandon ongoing research and development efforts and may be forced to curtail or cease its activities.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Management’s Plan of Operation” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

— our anticipated financial performance;

— the sufficiency of existing capital resources;

— our ability to fund cash requirements for future operations;

— uncertainties related to the development of our technologies;

— the volatility of the stock market; and

— general economic conditions.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2005, are attached hereto as pages F-1 through F-27.

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

Consolidated Balance Sheets                                                                            F-3

Consolidated Statements of Operations                                                                  F-4

Consolidated Statements of Stockholders' Equity                                                        F-5

Consolidated Statement of Cash Flows                                                                  F-11

Notes to the Consolidated Financial Statements                                                        F-13

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

As discussed in Note 11 to the consolidated financial statements, there were errors in reporting the Company’s warrants, goodwill and an estimated loss on a contract, as well as errors in reporting certain acquisitions which were discovered by management as a result of regulatory review. Accordingly, the consolidated financial statements have been restated to correct the errors.

April 17, 2006, except for the financials, Note 1(a), 1(f), 9 and 11 which are dated August 24, 2006.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

August 29, 2006

                                                         Solar Energy Limited
                                                     (a Development Stage Company)
                                                      Consolidated Balance Sheets
                                                                                           December 31,
                                                                                    2005                2004
                                                                                 (Restated)
                                                                Assets
Current Assets
   Cash                                                                      $          188,129          $       32
   Prepaid Expenses                                                                     174,274                 707

Total Current Assets                                                                    362,403                 739

Property and equipment (Note 3)                                                          13,575               2,965

Other Assets
   Deposits                                                                              30,120                 300
   Investment in Mining and Mineral Rights                                                -                  50,000

Total Other Assets                                                                       30,120              50,300

Total Assets                                                                 $          406,098  $           54,004

                                                  Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                                                          $           75,580  $           75,258
   Accrued Liabilities                                                                  179,677             173,909
   Notes Payable - Related Party (Note 5)                                                65,486              46,785
   Deferred Revenue (Notes 1 and 7)                                                     250,000                   -

Total Current Liabilities                                                               570,743             295,952

Provision for Loss on Contract (Note 1)                                                 967,500                   -

Stockholders' Equity
   Common Stock 50,000,000 Shares Authorized at
     $.0001 Par Value 14,926,275 and 7,521,275 Shares
     Issued and Outstanding, Respectively                                                 1,493                 752
     Additional Paid In Capital                                                       9,352,380           3,660,620
   Subscription receivable                                                               20,000                   -
   Deficit Accumulated During the Development Stage                                (10,506,018)         (3,903,320)

Total Stockholders' Equity                                                          (1,132,145)           (241,948)

Total Liabilities and Stockholders' Equity                                   $          406,098  $           54,004

                             The accompanying notes are an integral part of these financial statements.

                                                        Solar Energy Limited
                                                     (a Development Stage Company)
                                                 Consolidated Statements of Operations

                                         Year Ended          Year Ended       Cumulative Total
                                        December 31          December 31            Since
                                             2005               2004              Inception
                                           Restated                               Restated

Revenues                              $               -          $        -          $         -

Operating Expenses
   General and Administrative                 1,222,947             167,908           3,119,179
   Research and Development                      22,103                  -            2,260,235
Total Operating Expenses                      1,245,050             167,908           5,379,414

Operating Income (Loss)                     (1,245,050)           (167,908)         (5,379,414)

Other Income (Expenses)
   Minority Interest                                  -               1,238             123,856
   Other Income                                  80,000              10,000             160,000
   Gain (Loss) on Investments                         -                   -              17,200
   Loss on Sale of Assets                             -                   -             (2,575)
   Interest Income (Expense)                    (6,648)             (1,725)            (61,030)
   Financing Costs                            (963,500)                   -           (963,500)
   Impairment of Patents                              -            (39,648)            (39,648)
   Impairment of Goodwill                   (3,500,000)            (14,118)         (3,514,118)
   Provision for Loss on Contract             (967,500)                   -           (967,500)
   Gain (Loss) on Sale of Subsidiary  -                             120,711             120,711

Total Other Income (Expense)                (5,357,648)              76,458         (5,126,604)

Net Income (Loss) before taxes              (6,602,698)            (91,450)        (10,506,018)

Income Taxes                                          -                   -                   -

Net Income (Loss)                     $     (6,602,698)   $        (91,450)  $     (10,506,018)

Net Income (Loss) Per Share           $           (.69)   $           (.02)

Weighted Average Shares
   Outstanding                                9,558,001           7,354,886

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
                                                                                         Share          during
                                                                         Paid in     Subscriptions   Development
                                              Shares        Amount       Capital       Received         Stage
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                                      Restated
Balance at Beginning of Development Stage
     January 5, 1994                                  -       $    -       $     -      $       -         $     -

1/5/94 Stock issued for Organization Costs      125,000           13         2,487              -              -

Net Loss for the Year Ended
     December 31, 1994                                -            -             -              -           (500)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                      125,000           13         2,487              -           (500)

Net Loss for the Year Ended
     December 31, 1995                                -            -             -              -           (500)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                      125,000           13         2,487              -         (1,000)

10/96 Shares Issued for Cash at $20.00
Per Share                                         1,300            1        25,999              -              -

11/96 Shares Issued for Cash at $0.90 Per
Share                                               831            -           763              -              -

12/96 Shares Issued for Cash at $2.00 Per
Share                                               125            -           251              -              -

Stock Split Rounding Adjustment                     595          (1)             1              -              -

Net Loss for the Year Ended
     December 31, 1996                                -            -             -              -        (24,013)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                      127,851           13        29,501              -        (25,013)

Net Loss for the Year Ended
     December 31, 1997                                -            -             -              -         (4,000)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                      127,851           13        29,501              -        (29,013)

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
                                                  Common stock           Paid in     Subscriptions   Development
                                              Shares        Amount       Capital       Received         Stage
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                                      Restated

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
                                                  Common stock           Paid in     Subscriptions   Development
                                              Shares        Amount       Capital       Received         Stage
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                                      Restated

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
                                                                       Additional        Share          during
                                                  Common stock           Paid in     Subscriptions   Development
                                              Shares        Amount       Capital       Received         Stage
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                                      Restated

9/03 Shares Issued to Settle Debt at
$0.30 Per Share                               2,734,954          274       820,213              -              -

10/03 Shares Issued for Services at $0.20
Per Share                                       200,000           20        39,980              -              -

10/03 Shares Issued for Cash at $0.30 Per
Share                                           150,000           15        44,985              -              -

Net Loss for the Year Ended
     December 31, 2003                                -            -             -              -       (281,905)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                    6,871,275          687     3,520,685              -     (3,811,870)

3/04 Shares Issued to For Cash at $0.20
Per Share                                       450,000           45        89,955              -              -

5/04 Shares Issued for Cash at $0.25 Per
Share                                           200,000           20        49,980              -              -

Net Loss for the Year Ended
     December 31, 2004                                -            -             -              -        (91,450)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                    7,521,275          752     3,660,620              -     (3,903,320)

1/05 Shares Issued For Services at $0.21
Per Share                                       600,000           60       125,940              -              -

3/05 Shares Issued For Cash at $0.20 Per
Share                                            25,000            3         4,997              -              -

5/05 Shares Issued For Cash at $0.20 Per
Share                                           700,000           70       139,930              -              -

5/05 Fair Value of Warrants issued at
$0.25 per warrant                                    -            -        182,200              -              -

6/05 Shares Issued For Cash at $0.25 Per
Share                                           400,000           40        99,960              -              -

6/05 Shares Issued For Cash at $0.35 Per
Share                                            50,000            5        61,996              -              -

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
                                                                      Additional Paid      Share           during
                                                  Common stock               in        Subscriptions     Development
                                              Shares        Amount        Capital         Received          Stage
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                                                                          Restated

7/05 Shares Issued For Cash at $0.20 Per
Share                                           180,000           18           35,982             -                 -

7/05 Fair Value of Warrants issued at
$0.25 per warrant                                    -            -            71,200             -                 -

8/05 Shares Issued For Cash at $0.20 Per
Share                                           100,000           10           19,990             -                 -

8/05 Fair Value of Warrants issued at
$0.25 per warrant                                    -            -            46,900             -                 -

8/05 Shares Issued For Services at $0.58
Per Share                                       500,000           50          289,950             -                 -

10/05 Shares Issued For Services at $1.20
Per Share                                       105,000           10          125,990             -                 -

10/05 Shares Issued For Cash at $0.20 Per
Share                                            40,000            4            7,996             -                 -

10/05 Shares Issued For Cash at $0.35 Per
Share                                           200,000           20           69,980             -                 -

10/05 Fair Value of Warrants issued at
$0.40 per warrant                                    -            -           128,400             -                 -

10/05 Subscriptions received                         -            -                -          20,000                -

11/05 Shares Issued For Acquisitions of
Planktos, Inc. at $1.00 Per Share             1,500,000          150        1,499,850             -                 -

11/05 Shares Issued For Acquisitions of
D2Fusion, Inc. at $1.00 Per Share             2,000,000          200        1,999,800             -                 -

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
                                                                      Additional Paid      Share           during
                                                  Common stock               in        Subscriptions     Development
                                              Shares        Amount        Capital         Received          Stage
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                                                                          Restated

12/05 Shares Issued For Cash at $0.20 Per
Share                                           705,000           71          140,929             -                 -

12/05 Fair Value of Warrants issued at
$0.25 per warrant                                    -            -           350,400             -                 -

12/05 Shares Issued For Cash at $0.35 Per
Share                                           300,000           30          104,970             -                 -

12/05 Fair Value of Warrants issued at
$0.40 per warrant                                    -            -           184,400             -                 -

Net loss, year ended December 31, 2005                -            -                -             -        (6,602,698)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                   14,926,275     $  1,493     $  9,352,380      $  20,000     $(10,506,018)
========================================================================================================================

                             The accompanying notes are an integral part of these financial statements.

                                                         Solar Energy Limited
                                                     (a Development Stage Company)
                                                 Consolidated Statements of Cash Flows

                                               Year Ended             Year Ended       Cumulative Total
                                               December 31            December 31            Since
                                                     2005                2004              Inception
                                                   Restated                                Restated
Cash Flow from Operating Activities
   Net Income (Loss)                           $     (6,602,698)  $         (91,450)  $     (10,506,018)
   Adjustments to Reconcile Net Loss
   to Net Cash Provided by Operations
   (Net of Acquisition/Sale)
     Amortization/Depreciation                             3,801              14,079             200,806
     Bad Debt                                                  -                   -             225,000
     Stock Issued for Services                           454,836                   -             706,851
     Stock Issued for R and D Expenses                         -                   -             439,900
     Loss on Sale of Assets                                    -                   -               2,575
     Gain on Investments                                       -                   -            (17,199)
     Gain on Sale of Subsidiary                                -           (120,711)           (120,711)
     Impairment of Patents                                     -              39,648              39,648
     Financing Costs                                     963,500                   -             963,500
     Impairment of Goodwill                            3,500,000              14,118           3,514,118
     Provision for Loss on Contract                      967,500                   -             967,500
     Minority Interest                                         -             (1,238)           (123,856)
     Increase (Decrease) in:
     Deposits                                           (29,820)               4,537            (25,283)
     Prepaid Expenses                                    (4,402)              21,793              17,391
     Accounts Receivable                                       -                   -                  39
     Accounts Payable                                        322            (26,874)             123,778
      Accrued Expenses                                     5,768                 479             230,726
     Deferred Revenue                                    250,000                 479             250,000

Net Cash Used in Operating Activities                  (491,193)           (145,619)         (3,111,235)

Cash Flows from Investment Activities
   Cash Acquired from Sale of Subsidiary                       -                   -             180,000
   Cash Acquired (Sold) from Subsidiary                        -               (177)             247,512
   Cash Paid to Subsidiary                                     -                   -           (107,568)
   Cash Paid to RECO and Sunspring                             -                   -             (2,076)
   Cash Paid for Patent Costs                                  -                   -           (106,318)
   Cash Paid for Property and Equipment                 (14,411)                   -            (74,291)
   Cash Paid for Deposits                                      -                   -             (4,837)
   Cash Received on Sale of Assets                             -                   -              23,000
   Cash Paid for Notes Receivable                              -                   -           (295,000)
   Cash Paid for Mining and Mineral Rights                50,000            (50,000)                    -

Net Cash Provided by Investing Activities                 35,589            (50,177)           (139,578)

                             The accompanying notes are an integral part of these financial statements.

                                                        Solar Energy Limited
                                                     (a Development Stage Company)
                                                 Consolidated Statements of Cash Flows

                                                 Year Ended         Year Ended         Cumulative Total
                                                 December 31        December 31             Since
                                                     2005                2004              Inception
                                               Restated                                         Restated

Cash Flows from Financing Activities
   Issued Stock for Cash                       $         605,000  $          140,000  $        2,245,913
   Cash Received for Notes Payable                        18,701              87,285             517,108
   Subscription proceeds                                  20,000                   -              20,000
   Cash Received from Advances by
     Shareholders                                              -                   -           2,044,099
   Cash Paid on Debt Financing                                 -            (45,490)         (1,388,178)

Cash Provided by Financing Activities                    643,701             181,795           3,438,942

Net Increase (Decrease) in Cash                          188,097            (14,001)             188,129

Cash, Beginning of Year                                       32              14,033                   -

Cash, End of Year                              $         188,129  $               32  $          188,129

Supplemental Cash Flow Information
   Cash Paid For:
     Interest                                  $               -          $        -  $           17,195
     Taxes                                                     -                   -                   -

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

On December 17, 1997 the Company merged with Solar Energy Limited, a Delaware corporation organized on July 24, 1997 and changed the name to “Solar Energy Limited”. The surviving corporation is a Delaware corporation and the authorized shares were changed to 50,000,000 par value $.0001. The Company’s headquarters are located in Vancouver, British Columbia.

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

On November 26, 2001, the Company exchanged all of its shares of common stock in its wholly owned subsidiary, Sunspring for 2,000,000 shares of restricted common stock and 8,000,000 shares of preferred stock of Sun Power Corporation (“SunPower”). During the period November 26, 2001 to November 26, 2002, both Sun and the Company had the right to cancel this agreement. If either cancels, the 8,000,000 shares of preferred will be returned to SunPower and Sunspring will be returned to the Company. The Company uses the equity method to account for its investments and recognized a gain on the exchange. The restricted common stock and preferred stock of Sun were recorded at a basis of $0.

On November 26, 2001, the Company exchanged all of its common stock in its 63% owned subsidiary RECO for 2,0000, shares of restricted common stock and 8,000,000 shares of preferred stock of SunPower. During the period November 26, 2001 to November 26, 2002, both SunPower and the Company had the right to cancel this agreement. If either canceled, the 8,000,000 preferred shares would be returned to SunPower and Sunspring would be returned to the Company. The restricted common stock and preferred stock of Sun were recorded at a basis of $0.

On December 30, 2002, the Company was returned all of its stock in its 63% owned subsidiary RECO and gave back 8,000,000 shares of preferred stock of SunPower. In addition, on December 30, 2002, the Company was returned all of its stock in its 100% owned subsidiary Sunspring and gave back 8,000,000 shares of preferred stock to SunPower. The Company kept the 2,000,000 shares of restricted common stock of SunPower and recorded a basis of $0.

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

On August 10, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of Planktos, Inc. (“Planktos”) for the purchase price of $1,500,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that Planktos realizes net income from operations. The debenture is convertible into the Company’s shares at 10% below market at any time after 12 months and prior to the expiration of the debenture. The proprietary greenhouse emission intellectual property acquired as a result of this acquisition is focused on taking advantage of the Kyoto Protocol which enables companies and governments to offset regulated greenhouse emission restrictions by investing in CO2 reduction programs in exchange for certified emission reduction (CER) credits. These CER credits are traded much like commodities and have their own market of which they are listed for sale. In determining the purchase price, consideration was given to previous amounts invested in developing this technology up to the point of acquisition. The agreement committed the Company to assist Planktos in the process of becoming a public company within the next six (6) months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos’ common stock and to advance up to $1,500,000 in the form of loans over the next twelve months. In the event that the Company failed to arrange the required financing within twelve months of the agreement, Russ George had the right to redeem the shares of Planktos in exchange for canceling any amounts due to him pursuant to the debenture and the Company had the right to redeem the debenture in exchange for returning the Planktos shares to Mr. George. On November 21, 2005, Mr. George converted the debenture for 1,500,000 of the Company’s restricted common shares.

These financial statements include the results of operations of Planktos from February 10, 2005 to December 31, 2005.

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

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 — Summary of Significant Accounting Policies (continued)

On August 17, 2005, the Company and Planktos executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation (“Diatom”) whereby Diatom committed to assist Solar in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. Solar will be responsible for funding the remainder of the developmental funding. The agreement also provides for a royalty agreement which will entitle Planktos and Solar to 75% of net sales revenue generated by Diatom from the sale of carbon emission reduction credits (CER) created from the sequestration process until the Company and Planktos have recouped their costs. Thereafter, the Company and Planktos will be entitled to 25% of net sales revenue generated by Diatom from the sale of CERs. Diatom has paid $250,000 in cash for the exclusive marketing and intellectual property rights. Since the Company has committed to fund 75% of the estimated cost to develop the program, a provision for the estimated loss on the contract of $967,500 has been recognized.

On August 18, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of D2Fusion, Inc. (“D2Fusion”) for the purchase price of $2,000,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that D2Fusion realizes net income from operations. The debenture is convertible into the Company’s shares at 10% below market, not to exceed one dollar ($1.00), through the remaining term of the debenture. The proprietary solid-state fusion intellectual property acquired as a result of this acquisition is aimed at entry level heat and energy applications for homes and industry with the ultimate goal of producing heat and electricity at a fraction of today’s cost and with no emissions. In determining the purchase price, consideration was given to previous amounts invested in developing this technology up to the point of acquisition. The agreement committed the Company to arrange financing of not less than $2,200,000 and, within six (6) months of the agreement, cause D2Fusion to have direct access to the public capital markets for the purpose of raising additional capital in excess of the Company’s financing obligations. In the event that the Company failed to arrange the required financing within twelve months of the agreement, Russ George had the right to redeem the shares of D2Fusion in exchange for canceling any amounts due to him pursuant to the debenture and the Company had the right to redeem the debenture in exchange for returning the D2Fusion shares to Mr. George. On November 21, 2005, Mr. George converted the debenture for 2,000,000 of the Company’s restricted common shares.

These financial statements include the results of operations of D2 Fusion, Inc. from March 2, 2005 to December 31, 2005.

         D2 Fusion, Inc. - Balance Sheet as at August 18, 2005
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

Supplemental information on a pro forma basis

                                            PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Solar Energy     Planktos,     D2 Fusion,       Proforma
                                                            Inc. Since     Inc. Since
                                                              Date of        Date of
                                                             Inception      Inception
                                             Fiscal Year   February 10,     March 2,
                                                Ended         2005 to        2005 to      Consolidated
                                            December 31,   December 31,   December 31,    December 31,
                                                2005           2005           2005            2005
------------------------------------------- -------------- -------------- -------------- ---------------
                                              (Audited)      (Audited)      (Audited)      (Audited)

SALES                                          $   -          $   -          $   -           $   -
COST OF SALES                                     -              -              -               -
------------------------------------------- -------------- -------------- -------------- ---------------
------------------------------------------- -------------- -------------- -------------- ---------------

GROSS PROFIT                                      -              -              -               -
------------------------------------------- -------------- -------------- -------------- ---------------
------------------------------------------- -------------- -------------- -------------- ---------------

OPERATING EXPENSES
   General and administrative                  1,832,543        159,506        216,501       2,208,550
------------------------------------------- -------------- -------------- -------------- ---------------

TOTAL OPERATING EXPENSES                       1,832,543        159,506        216,501       2,208,550
------------------------------------------- -------------- -------------- -------------- ---------------
------------------------------------------- -------------- -------------- -------------- ---------------

OPERATING LOSS                                (1,832,543)      (159,506)      (216,501)     (2,208,550)
------------------------------------------- -------------- -------------- -------------- ---------------
------------------------------------------- -------------- -------------- -------------- ---------------

OTHER INCOME (EXPENSE)
   Other income                                    40,000         40,000        -               80,000
   Interest income (expense)                      (6,648)        -              -               (6,648)
   Impairment of goodwill                     (3,500,000)        -              -           (3,500,000)
   Provision for Loss on Contract               (967,500)        -              -             (967,500)
------------------------------------------- -------------- -------------- -------------- ---------------

TOTAL OTHER INCOME (EXPENSE)                  (4,434,148)        40,000         -           (4,394,148)
------------------------------------------- -------------- -------------- -------------- ---------------

NET INCOME (LOSS)                           $ (6,266,691)    $ (119,506)    $ (216,501)   $ (6,602,698)
=========================================== ============== ============== ============== ===============

BASIC NET LOSS PER SHARE                                                                       $ (0.69)
=========================================== ============== =============== ============== ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                                             9,558,001
=========================================== ============== =============== ============== ==============

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 — Summary of Significant Accounting Policies (continued)

Supplemental information on a pro forma basis

                                            PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Solar Energy     Planktos,       D2 Fusion,       Proforma
                                             Fiscal Year     Inc. Fiscal     Inc. Fiscal
                                                Ended         Year Ended      Year Ended     Consolidated
                                             December 31,    December 31,    December 31,    December 31,
                                                 2004            2004            2004            2004
------------------------------------------- --------------- --------------- --------------- ---------------
                                              (Audited)       (Audited)       (Audited)       (Audited)

SALES                                           $   -           $   -           $   -           $   -
COST OF SALES                                      -               -               -               -
------------------------------------------- --------------- --------------- --------------- ---------------
------------------------------------------- --------------- --------------- --------------- ---------------

GROSS PROFIT                                       -               -               -               -
------------------------------------------- --------------- --------------- --------------- ---------------
------------------------------------------- --------------- --------------- --------------- ---------------

OPERATING EXPENSES
   General and administrative                     167,908          -               -              167,908
------------------------------------------- --------------- --------------- --------------- ---------------

TOTAL OPERATING EXPENSES                          167,908          -               -              167,908
------------------------------------------- --------------- --------------- --------------- ---------------
------------------------------------------- --------------- --------------- --------------- ---------------

OPERATING LOSS                                   (167,908)         -               -             (167,908)
------------------------------------------- --------------- --------------- --------------- ---------------
------------------------------------------- --------------- --------------- --------------- ---------------

OTHER INCOME (EXPENSE)
   Minority interest                                1,238          -               -                1,238
   Other income                                    10,000          -               -               10,000
   Interest income (expense)                       (1,725)         -               -               (1,725)
   Write off patents                              (39,648)         -               -              (39,648)
   Write off goodwill                             (14,118)         -               -              (14,118)
   Gain (loss) on sale of subsidiary              120,711          -               -              120,711
------------------------------------------- --------------- --------------- --------------- ---------------
------------------------------------------- --------------- --------------- --------------- ---------------

TOTAL OTHER INCOME  (EXPENSE)                      76,458          -               -               76,458
------------------------------------------- --------------- --------------- --------------- ---------------

NET INCOME (LOSS)                               $ (91,450)      $   -           $   -           $ (91,450)
=========================================== =============== =============== =============== ===============

BASIC NET LOSS PER SHARE                                                                          $ (0.02)
=========================================== ================ ============== =============== ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                                                7,354,886
=========================================== ================ ============== =============== ===============

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

                                                        Income (loss)            Shares               Per-Share
                                                         (Numerator)          (Denominator)            Amount
For the year ended December 31, 2005
Basic EPS
Income (loss) to common stockholders                 $      (6,602,698)           9,558,001   $             (.69)

For the year ended December 31, 2004
Basic EPS
Income (loss) to common stockholders                 $         (91,450)           7,354,886   $             (.02)

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

g. Principles of Consolidation

The December 31, 2005 and 2004 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro, Sunspring, REEL, Planktos, and D2 Fusion. All intercompany accounts and transactions have been eliminated in the consolidation.

h. Fixed Assets

Property and equipment are stated at cost. Depreciation is computed on a declining balance basis at 20% per year.

i. Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions.

j. Goodwill

Under SFAS No. 142, goodwill must be tested annually for impairment using a two step process, the first process is to test the carrying value of the reporting unit vs. fair value. The second process tests the fair value against goodwill to measure the amount of goodwill impairment loss, if any. The Company uses such methods as present value of discounted cash flows, prices of similar assets, independent appraisals, and other valuation techniques to determine fair value.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 — Summary of Significant Accounting Policies (continued)

k. Provision for Income Taxes

                                                             December 31, 2005                   December 31, 2004
Net Operating Income (Loss)
Net loss per Financial Statements                                     (6,602,698)                            (91,450)
    Add:
Provision for loss on contract                                            967,500                                   -
Stock based compensation                                                  963,500                                   -
Impairment of goodwill                                                  3,500,000                                   -
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------
Net Operating Loss for the year - NOL                                 (1,171,698)                            (91,450)
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

Net Operating Losses Carryforward
Prior year Cumulative Total                                             3,903,320                           3,811,870
Current Year NOL                                                        1,171,698                              91,450
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------
Net Operating Losses Carryforward Cumulative                            5,075,018                           3,903,320
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

Effective Tax Rate
                 Federal statutory tax rate                                35.00%                              34.00%
                 State taxes                                                0.00%                               0.00%
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------
                                                                           35.00%                              34.00%
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

Deferred Tax Asset
                 Net Operating Income (Loss)                            1,776,256                           1,327,129
                 Valuation allowance                                  (1,776,256)                         (1,327,129)
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------
                 Net tax asset                                                  0                                   0
                                                          ------------------------            ------------------------
                                                          ------------------------            ------------------------

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

NOTE 6 – Mining & Mineral Rights

On November 17, 2004, the Company entered into an agreement with Manhattan Minerals Corp. (“Manhattan”) to purchase certain mining and mineral rights located in the vicinity of Tambogrande, Peru. Pursuant to the agreement, the Company was required to pay cash totaling $600,000. As of December 31, 2004, the Company had paid a $50,000 refundable deposit to Manhattan. The Company and Manhattan, by mutual consent, terminated the agreement in May of 2005, with the understanding that the $50,000 deposit would be refunded to the Company, of which $25,000 was refunded as of June 30, 2005. On August 11, 2005, the Company and Manhattan extended the terms of the original agreement for an additional 90-day option period. As of December 31, 2005, the option has expired and $25,000 remains due to the Company.

NOTE 7 — Commitments

The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

On August 17, 2005, the Company and its wholly owned subsidiary, Planktos executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. The Company will be responsible for funding the remainder of the developmental funding.

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

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option-pricing model.

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
                                               ===============  ===============   =================

         The following share purchase warrants are outstanding at December 31, 2005:

                                                 Exercise Price

                  Number of Shares                     $                      Expiry Date
        ------------------------------------- --------------------- --------------------------------

                       700,000                        0.25                  May 27, 2007

                       180,000                        0.25                  July 27, 2007

                       100,000                        0.25                  July 31, 2007

                       200,000                        0.40                  October 27, 2007

                       300,000                        0.40                  December 7, 2007

                       705,000                        0.25                  December 20, 2007
        -------------------------------------
        -------------------------------------

                     2,185,000
        -------------------------------------

The Company has recorded a financing expense of $963,500 which represents the fair value of the warrants using the Black-Sholes pricing model using a discount rate of 3% and volatility of 142% over a term of 2 years. The exercise price of the warrants at the time of grant was below the market price of the Company’s common shares.

SOLAR ENERGY LIMITED

(a Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

Note 10 – Subsequent Events

On February 23, 2006, Planktos, announced the formation of a joint venture with Klimafa, Inc., a carbon forestry firm, that is in the process of working with Hungary’s government to turn large tracts of degraded land and retired pasturage into protected mixed growth woodlands. Planktos will earn up to an 80% equity interest in Klimafa, Inc. in return for arranging financing for the venture, primarily through the pre-sale of carbon credits, and for advancing initial working capital.

Note 11 – Restatement

Balance Sheet

The Company had previously accounted for the warrants as if the warrants were to be registered and classified them as Derivatives, upon further review of the private placement documents, there was no such provision. As a result the fair value of the warrants of $963,500 was reallocated from Derivatives on the Balance Sheet under Liabilities to Additional Paid In Capital in the Stockholders’ Equity section. The offsetting financing expense of the same amount did not change on the Consolidated Statements of Operations but separate disclosure for each warrant grant was added to the Consolidated Statements of Stockholders’ Equity under Additional Paid in Capital for 2005.

It has been determined by Management to recognize a non current provision of $967,500 on the Balance Sheet under Liabilities for the estimated loss on the contract with Diatom. Refer to the Consolidated Statements of Operations under Other Income (Expenses) and the Consolidated Statement of Cash Flows under Cash Flow from Operating Activities and Note 1(a) Organization of the Notes to the Consolidated Financial Statements for further details.

Notes to the Consolidated Financial Statements

Note 1(a) Organization has been amended to include additional disclosure on the acquisition of Planktos, Inc. and D2 Fusion, Inc. related to goodwill, results of operations on a current and pro forma basis and condensed balance sheets of both companies at their respective acquisition dates. This note also has been amended to disclose the recognition of the estimated loss on contract with Diatom Corporation.

Note 1(j) Goodwill has been added to disclose the Company’s methodology for evaluating goodwill for impairment on an annual basis.

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

However, subsequent to the filing of the Company’s annual report our chief executive officer and chief financial officer concluded that certain financial information previously disclosed by the Company was inaccurate and warranted a restatement. The determination to restate the Company’s financial statements was reached in connection with the Company’s Form 10-KSB filing for the period ended December 31, 2005 and Form 10-QSB filing for the period ended March 31, 2006. Our principal executive officer and chief financial officer determined to reallocate certain warrants on the balance sheet, disclose a provision on the balance sheet for an estimated loss on a contract, further disclose the acquisition of Planktos and D2 Fusion, and disclose the Company’s methodology for evaluating goodwill for impairment. Accordingly, the principal executive officer and chief financial officer determined that its disclosure controls and procedures for the periods ended December 31, 2005 and March 31, 2006 were ineffective and not adequately designed.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

However, our principal executive officer and chief financial officer has concluded that changes will be made to internal controls over financial reporting which may materially affect our financial reporting. Our principal executive officer and chief financial officer will make certain proposals to the Company’s board of directors to implement changes to safeguard against future errors in financial disclosure. The proposals include a segregation of the duties of principal executive officer and chief financial officer, and the formation of an audit committee. Our principal executive officer and chief financial officer believes that the segregation of a chief executive officer’s duties from that of a chief financial officer and the formation of an audit committee would cause the Company to better evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures on a constant basis with the intention of discovering any potential misstatements prior to erroneous disclosure.

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

o Nora Coccaro, a director, failed to file on Form 4 or 5;

o Russ George, a significant shareholder, failed to file on Form 3 or 5; and

o Baycove Capital Corp., a significant shareholder at years end, failed to file on Form 4 or 5.

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
-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
                                                                      Restricted    Securities
Name and Principal                                     Other Annual      Stock      Underlying    LTIP         All Other
Position                   Year    Salary     Bonus    Compensation    Award(s)       Options      payouts    Compensation
                                     ($)       ($)         ($)            ($)         SARs(#)        ($)         ($)
-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
Andrew Wallace              2005      -         -           -           50,000           -            -           -
chief executive and         2004      -         -           -              -             -            -           -
financial officer           2003      -         -           -              -             -            -           -

-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
Peter Tsaparas              2005      -         -           -              -             -            -           -
former chief executive      2004      -         -           -              -             -            -           -
officer and chief           2003      -         -           -              -             -            -           -
financial officer
-------------------------- ------ ---------- -------- --------------- ------------ -------------- ---------- -------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the ownership of the Company’s common stock as of August 25, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of August 25, 2006, there were 19,869,209 shares of common stock issued and outstanding.

------------------------------------------------------------------------------------------------------------------
    Title of Class                       Name and Address                          Shares          % of Class
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
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                      Nora Coccaro, director
        Common                    2610-1066 West Hastings Street                   35,000           less than 1
                                Vancouver, British Columbia V6E 3X2
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                       Baycove Capital Corp.
        Common                         7371 Brandywine Place                     1,814,954            9.1
                                Vancouver, British Columbia V5S 3Z7
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                 Central Shipping Investment, Inc.
        Common                     145-925 West Georgia Street,                  1,410,000            7.1
                                Vancouver, British Columbia V6C 3L2
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                            Russ George
        Common                       1181 Chess Drive, Suite H                   3,500,000            18.0
                                  Foster City, California 944404
------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------
                                All executive officers and directors               105,000           less than 1
                                                      as a group (3)
 -----------------------------------------------------------------------------------------------------------------

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

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 30 of this Form 10-KSB/A, which is incorporated herein by reference.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of August, 2006.

         Solar Energy Limited

         /s/ Andrew Wallace

         By: Andrew Wallace

         Its: Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                        Date

 /s/ Nora Coccaro                 Director                August 28, 2006

Nora Coccaro

/s/ Andrew Wallace               Director                August 28, 2006

Andrew Wallace

/s/ William Sherban                Director                August 28, 2006

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