Form 10QSB/A
period 2006-03-31
SOLAR ENERGY LTD
filed 2006-08-30
CIK 1058322

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of August 25, 2006 was 19,869,209.

Explanatory Note

The registrant’s Form 10-QSB has been amended to: (1) reallocate warrants on the Balance Sheet from Derivatives under Liabilities to Additional Paid In Capital under Stockholders’ Equity; (2) recognize a non current provision of $967,500 on the Balance Sheet under Liabilities for an estimated loss on a contract; (3) amend Note 1(a) to include additional disclosure on the acquisition of Planktos, Inc. and D2 Fusion Inc. and to disclose the recognition of the estimated loss on a contract; and (4) include Note 1(j) to disclose the registrant’s methodology for evaluating goodwill for impairment on an annual basis.

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

                                                         Solar Energy Limited
                                                     (a Development Stage Company)
                                                      Consolidated Balance Sheets

                                                                                   March 31            December 31,
                                                                                    2006                2005
                                                                                 (Unaudited)          Restated
                                                                Assets
Current Assets
   Cash                                                                      $           57,427          $  188,129
   Prepaid Expenses                                                                      96,664             174,274

Total Current Assets                                                                    154,091             362,403

Property and Equipment (Note 3)                                                          12,829              13,575

Other Assets
   Deposits                                                                              30,120              30,120

Total Other Assets                                                                       30,120              30,120

Total Assets                                                                 $          197,040  $          406,098

                                                  Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                                                          $           98,888  $           75,580
   Accrued Liabilities                                                                  180,646             179,677
   Notes Payable - Related Party (Note 5)                                               139,950              65,486
   Deferred Revenue (Notes 1 and 7)                                                     250,000             250,000

Total Current Liabilities                                                               669,484             570,743

Provision for Loss on Contract (Note 1)                                                 967,500             967,500

Stockholders' Equity
   Common Stock 50,000,000 Shares Authorized at
     $.001 Par Value 15,731,275 and 14,926,275 Shares
     Issued and Outstanding, Respectively                                                 1,573               1,493
     Additional Paid In Capital                                                       9,556,549           9,352,380
   Subscription receivable                                                                   -               20,000
   Deficit Accumulated During the Development Stage                                (10,998,066)        (10,506,018)

Total Stockholders' Equity                                                          (1,439,944)         (1,132,145)

Total Liabilities and Stockholders' Equity                                   $          197,040  $          406,098

                               The accompanying notes are an integral part of these financial statements

                                                         Solar Energy Limited
                                                     (a Development Stage Company)
                                             Interim Consolidated Statements of Operations
                                                              (Unaudited)

                                                  Three Months Ended            Cumulative Total
                                           March 31           March 31              Since
                                             2006               2005              Inception
                                                                                  Restated

Revenues                              $               -          $        -          $        -

Operating Expenses
   General and Administrative                   433,767             146,591           3,552,946
   Research and Development                      67,381                  -            2,327,616
Total Operating Expenses                        501,148             146,591           5,880,562

Operating Income (Loss)                       (501,148)           (146,591)         (5,880,562)

Other Income (Expenses)
   Minority Interest                                  -                   -             123,856
   Other Income                                  10,000                   -             170,000
   Gain (Loss) on Investments                         -                   -              17,200
   Loss on Sale of Assets                             -                   -             (2,575)
   Interest Income (Expense)                      (900)                  24            (61,930)
   Financing costs                                    -                   -           (963,500)
   Impairment of Patents                              -                   -            (39,648)
   Impairment of Goodwill                             -                   -         (3,514,118)
   Provision for Loss on Contract                     -                   -           (967,500)
   Gain (Loss) on Sale of Subsidiary                  -                   -             120,711

Total Other Income (Expense)                      9,100                  24         (5,117,504)

Net Income (Loss) before taxes                (492,048)           (146,567)        (10,998,066)

Income Taxes                                          -                   -                   -

Net Income (Loss)                     $       (492,048)   $       (146,567)  $     (10,998,066)

Net Income (Loss) Per Share           $           (.03)   $           (.02)

Weighted Average Shares
   Outstanding                               15,259,998           7,940,442

                               The accompanying notes are an integral part of these financial statements

                                                         Solar Energy Limited
                                                     (a Development Stage Company)
                                             Interim Consolidated Statements of Cash Flows
                                                              (Unaudited)

                                                        Three Months EndedCumulative Total
                                                    March 31           March 31              Since
                                                     2006                2005              Inception
                                                                                           Restated
Cash Flow from Operating Activities
   Net Income (Loss)                           $       (492,048)  $        (146,567)  $     (10,998,066)
   Adjustments to Reconcile Net Loss
   to Net Cash Provided by Operations
   (Net of Acquisition/Sale)
     Amortization/Depreciation                               746                 148             201,552
     Bad Debt                                                  -                   -             225,000
     Stock Issued for Services                                 -             126,000             706,851
     Stock Issued for R and D Expenses                         -                   -             439,900
     Loss on Sale of Assets                                    -                   -               2,575
     Gain on Investments                                       -                   -            (17,199)
     Gain on Sale of Subsidiary                                -                   -           (120,711)
     Impairment of Patents                                     -                   -              39,648
     Financing Costs                                           -                   -             963,500
     Impairment of Goodwill                                    -                   -           3,514,118
     Provision for Loss on Contract                            -                   -             967,500
     Minority Interest                                         -                   -           (123,856)
     Deposits                                                  -                   -            (25,283)
     Prepaid Expenses                                     77,610                   -              95,001
     Accounts Receivable                                       -                   -                  39
     Accounts Payable                                     23,308              11,068             147,086
      Accrued Expenses                                       969                 702             231,695
     Deferred Revenue                                          -                   -             250,000

Net Cash Used in Operating Activities                  (389,415)             (8,649)         (3,500,650)

Cash Flows from Investment Activities
   Cash Acquired from Sale of Subsidiary                       -                   -             180,000
   Cash Acquired (Sold) from Subsidiary                        -                   -             247,512
   Cash Paid to Subsidiary                                     -                   -           (107,568)
   Cash Paid to RECO and Sunspring                             -                   -             (2,076)
   Cash Paid for Patent Costs                                  -                   -           (106,318)
   Cash Paid for Property and Equipment                        -                   -            (74,291)
   Cash Paid for Deposits                                      -                   -             (4,837)
   Cash Received on Sale of Assets                             -                   -              23,000
   Cash Paid for Notes Receivable                              -            (15,000)           (295,000)
   Cash Paid for Mining and Mineral Rights                     -                   -                    -

Net Cash Provided by Investing Activities                      -            (15,000)           (139,578)

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
                                                                                           Restated

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

On December 30, 2002, the Company was returned all of its stock in its 63% owned subsidiary, RECO, and gave back 8,000,000 shares of preferred stock of Sun. In addition, on December 30, 2002, the Company was returned all of its stock in its 100% owned subsidiary, Sunspring, and gave back 8,000,000 shares of preferred stock to Sun. The Company kept the 2,000,000 shares of restricted common stock of Sun and recorded a basis of $0.

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

On August 10, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of Planktos for the purchase price of $1,500,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that Planktos realizes net income from operations. The debenture is convertible into the Company’s shares at 10% below market at any time after 12 months and prior to the expiration of the debenture. The proprietary greenhouse emission intellectual property acquired as a result of this acquisition is focused on taking advantage of the Kyoto Protocol which enables companies and governments to offset regulated greenhouse emission restrictions by investing in CO2 reduction programs in exchange for certified emission reduction (CER) credits. These CER credits are traded much like commodities and have their own market of which they are listed for sale. In determining the purchase price, consideration was given to previous amounts invested in developing this technology up to the point of acquisition. The agreement committed the Company to assist Planktos in the process of becoming a public company within the next six (6) months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos’ common stock and to advance up to $1,500,000 in the form of loans over the next twelve months. In the event that the Company failed to arrange the required financing within twelve months of the agreement, Russ George had the right to redeem the shares of Planktos in exchange for canceling any amounts due to him pursuant to the debenture and the Company had the right to redeem the debenture in exchange for returning the Planktos shares to Mr. George. On November 21, 2005, Mr. George converted the debenture for 1,500,000 of the Company’s restricted common shares.

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

On August 18, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of D2Fusion for the purchase price of $2,000,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that D2Fusion realizes net income from operations. The debenture is convertible into the Company’s shares at 10% below market, not to exceed one dollar ($1.00), through the remaining term of the debenture. The proprietary solid-state fusion intellectual property acquired as a result of this acquisition is aimed at entry level heat and energy applications for homes and industry with the ultimate goal of producing heat and electricity at a fraction of today’s cost and with no emissions. In determining the purchase price, consideration was given to previous amounts invested in developing this technology up to the point of acquisition. The agreement committed the Company to arrange financing of not less than $2,200,000 and, within six (6) months of the agreement, cause D2Fusion to have direct access to the public capital markets for the purpose of raising additional capital in excess of the Company’s financing obligations. In the event that the Company failed to arrange the required financing within twelve months of the agreement, Russ George had the right to redeem the shares of D2Fusion in exchange for canceling any amounts due to him pursuant to the debenture and the Company had the right to redeem the debenture in exchange for returning the D2Fusion shares to Mr. George. On November 21, 2005, Mr. George converted the debenture for 2,000,000 of the Company’s restricted common shares.

These financial statements include the results of operations of D2 Fusion from March 2, 2005 to March 31, 2006.

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
For the period ended March 31, 2006
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

NOTE 4 — Stockholders’ Equity Transactions

During the three months ended March 31, 2006, the Company issued 785,000 shares of common stock for for the exercise of warrants for cash proceeds of $196,250 and 20,000 common shares for a private placement for cash proceeds of $8,000.

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

NOTE 6 – Mining & Mineral Rights

On November 17, 2004, the Company entered into an agreement with Manhattan Minerals Corp. (“Manhattan”) to purchase certain mining and mineral rights located in the vicinity of Tambogrande, Peru. Pursuant to the agreement, the Company was required to pay cash totaling $600,000. As of December 31, 2004, the Company had paid a $50,000 refundable deposit to Manhattan. The Company and Manhattan, by mutual consent, terminated the agreement in May of 2005, with the understanding that the $50,000 deposit would be refunded to the Company, of which $25,000 was refunded as of June 30, 2005. On August 11, 2005, the Company and Manhattan extended the terms of the original agreement for an additional 90-day option period. As of March 31, 2006, the option has expired and $25,000 remains due to the Company.

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

Note 9 — Warrants

A summary of the Company’s warrants at March 31, 2006 and the changes for 2005 are as follows:

                                                                         Weighted           Weighted
                                                                         Average            Average
                                                       Warrants          Exercise          Remaining
                                                      Outstanding         Price               Life
                                                     --------------   ---------------   -----------------
                                                     --------------   ---------------   -----------------

        Balance, December 31, 2005                    2,185,000              0.28          1.71 years
                 Issued                                       -                 -
                 Exercised / Cancelled /  Expired       785,000              0.40
                                                     --------------   ---------------
                                                     --------------   ---------------

        Balance March 31, 2006                        1,400,000             $0.30          1.35 years
                                                     ==============   ===============   =================

During 2005, the Company recorded a financing expense of $963,500 which represents the fair value of the warrants using the Black-Sholes pricing model using a discount rate of 3% and volatility of 142% over a term of 2 years. The exercise price of the warrants at the time of grant was below the market price of the Company’s common shares.

Note 10 – Subsequent Events

Subsequent to March 31, 2006, the Company issued 548,277 common shares for cash proceeds of $189,483.

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

Net Losses

For the period from January 5, 1994 to March 31, 2006, the Company recorded a net loss of $10,998,066. The Company’s net losses are attributable to general and administrative expenses, research and development expenses and acquisitions costs. The general and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. The research and development expenses include costs associated with the pursuit of numerous non-fossil fuel energy technologies including solar power, cold fusion nuclear power and the sequestration of CO2 in the marine environment. The acquisition costs include expenses associated with the acquisition of Planktos and D2Fusion.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-KSB/A, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $10,506,018 at December 31, 2005 and increased to $10,998,066 at March 31, 2006. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

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

However, subsequent to the filing of the Company’s quarterly report our chief executive officer and chief financial officer concluded that certain financial information previously disclosed by the Company was inaccurate and warranted a restatement. The determination to restate the Company’s financial statements was reached in connection with the Company’s Form 10-KSB filing for the period ended December 31, 2005 and Form 10-QSB filings for the period ended March 31, 2006. Our principal executive officer and chief financial officer determined to reallocate certain warrants on the balance sheet, disclose a provision on the balance sheet for an estimated loss on a contract, further disclose the acquisition of Planktos and D2 Fusion, and disclose the Company’s methodology for evaluating goodwill for impairment. Accordingly, the principal executive officer and chief financial officer determined that its disclosure controls and procedures for the periods ended December 31, 2005 and March 31, 2006 were ineffective and not adequately designed.

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

On May 15, 2006, the Company authorized the issuance of restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.90 per share reduced by 60% to $0.36 per share to the following investors in the following amounts:

              --------------------------------------------------- ------------------ --------------- ----------------
              Investor                                             Number Of Shares    Gross Amount       Discounted
                                                                                                              Amount
              --------------------------------------------------- ------------------ --------------- ----------------
              --------------------------------------------------- ------------------ --------------- ----------------
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
              --------------------------------------------------- ------------------ --------------- ----------------

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 36 of this Form 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 28th day of August, 2006.

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