Form 10QSB
period 2006-09-30
SOLAR ENERGY LTD
filed 2006-11-20
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 17, 2006 was 19,873,309.

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

                                                        Solar Energy Limited
                                                     (A Development Stage Company)

                                                  Interim Consolidated Balance Sheets

                                                                            September 30,      December 31, 2005
                                                                                 2006
------------------------------------------------------------------------ --------------------- ------------------
                                                                             (Unaudited)          (Restated)

                                                     Assets
Current Assets
   Cash                                                                         $    454,589        $   188,129
   Other Receivables                                                                   1,913                  -
   Prepaid Expenses                                                                        -            174,274
                                                                         --------------------- ------------------

Total Current Assets                                                                 456,502            362,403
                                                                         --------------------- ------------------
                                                                         --------------------- ------------------

Property and Equipment (Note 3)                                                       22,341             13,575
                                                                         --------------------- ------------------

Other Assets
   Deposits
                                                                                      30,120             30,120
                                                                         --------------------- ------------------

Total Other Assets                                                                    30,120             30,120
                                                                         --------------------- ------------------
                                                                         --------------------- ------------------

Total Assets                                                                     $   508,963        $   406,098
                                                                         ===================== ==================

                                      Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                                                              $   101,639        $    75,580
    Accrued Liabilities                                                              181,384            179,677
   Notes Payable - Related Party (Note 5)                                             69,255             65,486
   Deferred Revenue (Notes 1 and 8)                                                  250,000            250,000
                                                                         --------------------- ------------------

Total Current Liabilities                                                            602,278            570,743
                                                                         --------------------- ------------------

Debenture Payable (Note 6)                                                           100,712                   -
                                                                         --------------------- ------------------

                                                                         --------------------- ------------------
Provision for Loss on Contract (Note 1)                                              967,500            967,500
                                                                         --------------------- ------------------
                                                                         --------------------- ------------------

Commitments (Note 8)                                                                        -                  -

Stockholders' Equity
   Common Stock 50,000,000 Shares Authorized at
      $0.0001 Par Value 19,873,309 and 14,926,275 Shares
      Issued and Outstanding, Respectively                                             1,987              1,493
   Additional Paid In Capital                                                     10,753,442          9,352,380
   Obligation to Issue Shares                                                               -            20,000
   Deficit Accumulated During the Development Stage                              (11,916,956)       (10,506,018)
                                                                         --------------------- ------------------
                                                                         --------------------- ------------------

Total Stockholders' Equity                                                        (1,161,527)        (1,132,145)
                                                                         --------------------- ------------------

Total Liabilities and Stockholders' Equity                                       $   508,963        $   406,098
                                                                         ===================== ==================

                    The accompanying notes are an integral part of these consolidated interim financial statements

                                                         Solar Energy Limted
                                                     (A Development Stage Company)

                                             Interim Consolidated Statements of Operations
                                                              (Unaudited)

                                           Three Months    Three Months       Nine            Nine         January 5,
                                               Ended          Ended       Months Ended    Months Ended        1994
                                             September    September 30,     September    September 30,   (inception) to
                                             30, 2006          2005         30, 2006          2005        September 30,
                                                                                                              2006
------------------------------------------ -------------- --------------- -------------- --------------- ----------------
                                                            (Restated)                     (Restated)      (Restated)

Revenues                                    $               $              $               $                $
                                                      -               -              -               -                -
------------------------------------------ -------------- --------------- -------------- --------------- ----------------

Operating Expenses
   Consulting                                    87,274         311,410        421,826         419,361        1,231,310
   General and Administrative                   134,659         125,732        412,948         292,336        2,619,582
   Research and Development                      51,785          -             148,212               -        2,408,447
   Salaries                                     165,613          -             471,165               -          574,226
                                           -------------- --------------- -------------- --------------- ----------------
                                           -------------- --------------- -------------- --------------- ----------------

Total Operating Expenses                        439,931         437,142      1,454,151         711,697        6,833,565
                                           -------------- --------------- -------------- --------------- ----------------
                                           -------------- --------------- -------------- --------------- ----------------

Operating Income (Loss)                        (439,931)       (437,142)   (1,454,151)       (711,697)      (6,833,565)
                                           -------------- --------------- -------------- --------------- ----------------
                                           -------------- --------------- -------------- --------------- ----------------

Other Income (Expenses)
   Minority interest                                  -               -              -               -          123,856
   Other income                                 (21,000)         20,000         41,000          40,000          201,000
   Gain (Loss) on Investments                         -               -              -               -           17,200
   Loss on Sale of Assets                             -               -              -               -          (2,575)
   Interest Income (Expense)                      2,131             403          2,213             503          (58,817)
   Financing Costs                                    -               -              -               -        (963,500)
   Impairment of Patents                              -               -              -               -         (39,648)
   Impairment of Goodwill                             -     (3,500,000)        -           (3,500,000)      (3,514,118)
   Provision for Loss on Contract                     -               -              -               -        (967,500)
   Gain (Loss) on Sale of Subsidiary                  -               -              -               -          120,711
                                           -------------- --------------- -------------- --------------- ----------------
                                           -------------- --------------- -------------- --------------- ----------------

Total Other Income (Expenses)                   (18,869)    (3,479,597)         43,213      (3,459,497)      (5,083,391)
                                           -------------- --------------- -------------- --------------- ----------------
                                           -------------- --------------- -------------- --------------- ----------------

Net Income (Loss) Before Taxes                                                              (4,171,194)
                                               (458,200)    (3,479,597)    (1,410,938)                     (11,916,956)
                                           -------------- --------------- -------------- --------------- ----------------
                                           -------------- --------------- -------------- --------------- ----------------

Income Taxes                                     -                    -              -               -                -
                                           -------------- --------------- -------------- --------------- ----------------
                                           -------------- --------------- -------------- --------------- ----------------

Net Income (Loss)                            $ (458,200)   $(3,916,739)   $(1,410,938)   $ (4,171,194)   $ (11,916,956)
                                           ============== =============== ============== =============== ================

Basic Net Loss Per Share                     $              $               $              $
                                                 (0.02)         (0.45)          (0.08)          (0.31)
                                           =============== ============== =============== ==============

Weighted Average Common Shares
Outstanding                                  19,855,377      8,719,351      17,604,226     13,291,482
                                           =============== ============== =============== ==============

                    The accompanying notes are an integral part of these consolidated interim financial statements

                                                        Solar Energy Limited
                                                     (A Development Stage Company)

                                             Interim Consolidated Statements of Cash Flows
                                                              (Unaudited)

                                                                    Nine Months       Nine Months    January 5, 1994
                                                                                                      (inception) to
                                                                Ended September   Ended September      September 30,
                                                                       30, 2006          30, 2005               2006
-------------------------------------------------------------- ----------------- ----------------- ------------------
                                                                                    (Restated)        (Restated)
Cash Flow from Operating Activities
  Net Income (Loss)                                               $ (1,410,938)     $ (4,171,194)      $(11,916,956)
  Adjustments to Reconcile Net Loss to Net Cash Provided by
Operations
  (Net of Acquisition/Sale)
    Amortization/Depreciation                                             3,132               445            203,938
    Bad debt                                                                  -                 -            225,000
    Stock Issued for Services                                                 -           433,500            706,851
    Stock Issued for R and D Expenses                                         -                 -            439,900
    Loss on Sale of Assets                                                    -                 -              2,575
    Gain on Investments                                                       -                 -           (17,199)
    Gain on Sale of Subsidiary                                                -                 -          (120,711)
    Impairment of Patents                                                     -                 -             39,648
    Financing Costs                                                           -                 -            963,500
    Impairment of Goodwill                                                    -         3,500,000          3,514,118
    Provision for Loss on Contract                                            -                 -            967,500
    Minority interest                                                         -                 -          (123,856)
    Increase (Decrease) in:
    Deposits                                                                  -          (25,000)           (25,283)
    Prepaid Expenses                                                    174,274         (304,608)            191,665
    Accounts Receivable                                                 (1,913)                 -            (1,874)
    Accounts Payable                                                     26,059            72,482            149,837
    Accrued Expenses                                                      2,419            27,083            233,145
    Deferred Revenue                                                          -           250,000            250,000
-------------------------------------------------------------- ----------------- ----------------- ------------------

Net Cash Used In Operating Activities                               (1,206,967)         (217,292)        (4,318,202)
-------------------------------------------------------------- ----------------- ----------------- ------------------

Cash Flows From (Used In) Investing Activities
  Cash Acquired from Sale of Subsidiary                                       -                 -            180,000
  Cash Acquired (Sold) from Sale of Subsidiary                                -                 -            247,512
  Cash Paid to Subsidiary                                                     -                 -          (107,568)
  Cash Paid to RECO and Sunspring                                             -                 -            (2,076)
  Cash Paid for Patent Costs                                                  -                 -          (106,318)
  Cash Paid for Property and Equipment                                 (11,898)           (2,418)           (86,189)
  Cash Paid for Deposits                                                      -                 -            (4,837)
  Cash Received on Sale of Assets                                             -                 -             23,000
  Cash Paid for Note Receivable                                               -                 -          (295,000)
  Cash Paid for Mining and Mineral Rights                                     -            50,000                  -
-------------------------------------------------------------- ----------------- ----------------- ------------------

Net Cash Used In Investing Activities                                  (11,898)            47,582          (151,476)
-------------------------------------------------------------- ----------------- ----------------- ------------------

                The accompanying notes are an integral part of these interim consolidated interim financial statements

                                                        Solar Energy Limited
                                                     (A Development Stage Company)

                                             Interim Consolidated Statements of Cash Flows
                                                              (Unaudited)

                                                                    Nine Months       Nine Months    January 5, 1994
                                                                Ended September   Ended September     (inception) to
                                                                       30, 2006          30, 2005  September30, 2006
-------------------------------------------------------------- ----------------- ----------------- ------------------
                                                                                    (Restated)        (Restated)
Cash Flows from Financing Activities
  Issued Stock for Cash                                               1,401,556           301,000          3,647,469
  Cash Received for Notes Payable                                         3,769            15,726            520,877
  Debenture Payable                                                     100,000                 -            100,000
  Subscription Proceeds                                                (20,000)            58,000                  -
  Cash Received from Advances by Shareholders                                 -                 -          2,044,099
  Cash Paid on Debt Financing                                                 -                 -        (1,388,178)
-------------------------------------------------------------- ----------------- ----------------- ------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                              1,485,325           374,726          4,924,267
-------------------------------------------------------------- ----------------- ----------------- ------------------

INCREASE IN CASH                                                        266,460           205,016            454,589

CASH, BEGINNING OF PERIOD                                               188,129                32                  -
-------------------------------------------------------------- ----------------- ----------------- ------------------

CASH, END OF PERIOD                                                $    454,589      $    205,048  $         454,589
============================================================== ================= ================= ==================

SUPPLEMENTARY DISCLOSURE:

Interest paid                                                      $         -     $           -    $           17,195

                                                              ========================================================
Income taxes paid                                                  $         -     $           -     $              -

                                                              ========================================================

                The accompanying notes are an integral part of these interim consolidated interim financial statements

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006

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

In August of 1996 its shareholders decided to reactivate the Company, merge the Company with Salvage World, Inc., a private company, change the name to “Salvage World, Inc.” and reincorporate in the state of Nevada.

On December 17, 1997 the Company merged with Solar Energy Limited (“Solar”) a Delaware corporation organized on July 24, 1997 and changed the name to “Solar Energy Limited.” The surviving corporation is a Delaware corporation and the authorized shares were changed to 50,000,000 par value $0.0001. Solar’s headquarters are located in Los Alamos, New Mexico.

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

September 30, 2006

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

In April 2000, the Company acquired all of the outstanding common stock of Sunspring, Inc. (“Sunspring”) for $14,500. Sunspring was incorporated in April 2000 as Holisticom.com Limited and subsequently changed its name to “Sunspring, Inc.” in August 2000. Sunspring is a development stage company and has directed its efforts towards development of new technology.

On November 26, 2001, the Company exchanged all of its shares of common stock in its wholly owned subsidiary, Sunspring, for 2,000,000 shares of restricted common stock and 8,000,000 shares of preferred stock of Sun Power Corporation (“Sun Power”). During the period November 26, 2001 to November 26, 2002, both Sun Power and the Company had the right to cancel this agreement. If either cancels, the 8,000,000 shares of preferred will be returned to Sun Power and Sunspring will be returned to the Company. The Company uses the equity method to account for its investments and recognized a gain on the exchange. The restricted common stock and preferred stock of Sun Power were recorded at a basis of $0.

On November 26, 2001, the Company exchanged all of its common stock in its 63% owned subsidiary, RECO, for 2,0000, shares of restricted common stock and 8,000,000 shares of preferred stock of Sun Power. During the period November 26, 2001 to November 26, 2002, both Sun Power and the Company had the right to cancel this agreement. If either canceled, the 8,000,000 preferred shares would be returned to Sun Power and Sunspring would be returned to the Company. The restricted common stock and preferred stock of Sun Power were recorded at a basis of $0.

On December 30, 2002, the Company was returned all of its stock in its 63% owned subsidiary, RECO, and gave back 8,000,000 shares of preferred stock of Sun Power. In addition, on December 30, 2002, the Company was returned all of its stock in its 100% owned subsidiary, Sunspring, and gave back 8,000,000 shares of preferred stock to Sun Power. The Company kept the 2,000,000 shares of restricted common stock of Sun Power and recorded a basis of $0.

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006

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

On August 10, 2005, the Company entered into a stock purchase agreement with Russ George to acquire 100% of the issued and outstanding stock of Planktos, Inc. (“Planktos”) for the purchase price of $1,500,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The interest is payable only in the event that Planktos realizes net income from operations. The debenture is convertible into the Company’s shares at 10% below market at any time after 12 months and prior to the expiration of the debenture. The proprietary greenhouse emission technology acquired as a result of this acquisition is focused on taking advantage of the Kyoto Protocol which enables companies and governments to offset regulated greenhouse emission restrictions by investing in CO2 reduction programs in exchange for certified emission reduction (“CER”) credits. These CER credits are traded much like commodities and have their own market of which they are listed for sale. In determining the purchase price, consideration was given to previous amounts invested in developing this technology up to the point of acquisition. The agreement commits the Company to assist Planktos in the process of becoming a public company within the next six (6) months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos’ common stock and to advance up to $1,500,000 in the form of loans over the next twelve months. Should the Company fail to arrange the required financing within twelve months of the agreement, Russ George has the right to redeem the shares of Planktos in exchange for canceling any amounts due to him pursuant to the debenture and the Company has the right to redeem the debenture in exchange for returning the Planktos shares to Mr. George. On November 21, 2005, Mr. George converted the debenture for 1,500,000 of the Company’s restricted common shares.

These financial statements include the results of operations of Planktos from February 10, 2005 to September 30, 2006.

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

September 30, 2006

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies (continued)

On August 17, 2005, the Company and its wholly owned subsidiary, Planktos, executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation (“Diatom”) whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. The Company will be responsible for funding the remainder of the developmental funding. The agreement also provides for a royalty agreement which will entitle Planktos and the Company to 75% of net sales revenue generated by Diatom from the sale of CER credits created from the sequestration process until the Company and Planktos have recouped their costs. Thereafter, the Company and Planktos will be entitled to 25% of net sales revenue generated by Diatom from the sale of CERs. Diatom has paid $250,000 in cash for the exclusive marketing and intellectual property rights. Since the Company has committed to fund 75% of the estimated cost to develop the program, a provision for the estimated loss on the contract of $967,500 has been recognized.

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

These financial statements include the results of operations of D2 Fusion from March 2, 2005 to September 30, 2006.

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006

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

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006

(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies (continued)

g. Principles of Consolidation

The September 30, 2006 and December 31, 2005 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries Hydro, Sunspring, REEL, Planktos, and D2 Fusion. All intercompany accounts and transactions have been eliminated in the consolidation.

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

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006

(Unaudited)

NOTE 3 — Property & Equipment

Property and equipment consists of the following at September 30, 2006 and December 31, 2005:

                                                                    September 30,     December 31,
                                                                         2006                2005

         Office Equipment and Furniture                           $           55,004  $           43,106
         Tools                                                                 2,264               2,264
                                                                              57,268              45,370
         Accumulated Depreciation                                           (34,927)            (31,795)
         Net Property and Equipment                               $           22,341  $           13,575

NOTE 4 — Stockholders’ Equity Transactions

During 2005, the Company issued 2,650,000 shares of common stock for cash proceeds of $605,000, 1,255,000 shares of common stock for prepaid expenses and services of $585,400 and 3,500,000 shares of common stock for the acquisitions of Planktos and D2 Fusion.

During the first nine months of 2006, the Company issued 785,000 shares of common stock for the exercise of warrants for cash proceeds of $196,250 and 4,162,034 common shares for private placements for cash proceeds of $1,205,306.

NOTE 5 — Notes Payable — Related Party

The loan from Bay Cove Investments, Ltd., a shareholder, bears interest at 6% per annum and is due upon demand. The balance of the loans at September 30, 2006 and December 31, 2005 is $69,255 and $65,486 respectively.

NOTE 6 – Debenture Payable

This loan bears interest at 10% per year for a three year term. Principle and Interest may be converted into common shares of the Company at an average trading price of the previous 10 days once the Holder has given the Company their notice of conversion, the maximum conversion price is $0.75 per common share. The Holder of this Debenture shall also have the right, at its option, to convert the principal and interest amount due into CO2 Tonnes at any time prior to the end of the three year term, at a rate determined by one United States Dollar ($1.00) per CO2 Tonne, subject to Company’s ability to deliver such CO2 Tonnes at the time of conversion. As of September 30, 2006, none of the principle of $100,000 or accrued interest of $712 has been converted.

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006

(Unaudited)

NOTE 7 – Mining & Mineral Rights

On November 17, 2004, the Company entered into an agreement with Manhattan Minerals Corp. (“Manhattan”) to purchase certain mining and mineral rights located in the vicinity of Tambogrande, Peru. Pursuant to the agreement, the Company was required to pay cash totaling $600,000. As of December 31, 2004, the Company had paid a $50,000 refundable deposit to Manhattan. The Company and Manhattan, by mutual consent, terminated the agreement in May of 2005, with the understanding that the $50,000 deposit would be refunded to the Company, of which $25,000 was refunded as of June 30, 2005. On August 11, 2005, the Company and Manhattan extended the terms of the original agreement for an additional 90-day option period. As of September 30, 2006, the option has expired and $25,000 remains due to the Company.

NOTE 8 – Commitments

The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

On August 17, 2005, the Company and Planktos executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. The Company will be responsible for funding the remainder of the developmental funding.

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006

(Unaudited)

NOTE 9 – Stock Options

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

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006

(Unaudited)

NOTE 9 – Stock Options (continued)

Information with respect to the Company’s stock options at September 30, 2006 is as follows:

                                                                                           Weighted
                                                     Stock             Exercise             Average
                                                    Options              Price             Exercise
     Outstanding at January 1, 2005              500,000  $              .33  $              .33
      Granted                                          -                   -                   -
      Exercised                                        -                   -                   -
      Forfeited                                        -                   -                   -
     Outstanding at December 31, 2005            500,000  $              .33  $              .33
      Granted                                          -                   -                   -
      Exercised                                        -                   -                   -
      Forfeited                                        -                   -                   -
     Outstanding at September 30, 2006           500,000  $              .33  $              .33

Note 10 — Warrants

A summary of the Company’s warrants at September 30, 2006 and December 31, 2005 and the changes for 2005 are as follows:

                                                                         Weighted           Weighted
                                                                         Average            Average
                                                       Warrants          Exercise          Remaining
                                                      Outstanding         Price               Life
                                                     --------------   ---------------   -----------------
                                                     --------------   ---------------   -----------------

        Balance, December 31, 2005                    2,185,000              0.28          1.71 years
                 Issued                                       -                 -
                 Exercised / Cancelled / Expired      (785,000)            (0.25)
                                                     --------------   ---------------
                                                     --------------   ---------------

        Balance September 30, 2006                    1,400,000             $0.30          0.85 years
                                                     ==============   ===============   =================

The Company has recorded stock based compensation expense of $963,500 which represents the fair value of the warrants using the Black-Sholes pricing model. The exercise price of the warrants at the time of grant was below the market price of the Company’s commons shares.

Note 11 – Subsequent Events

On October 19, 2006 Diatom has tendered an offer to acquire 100% of the shares of Planktos.

The offer is subject to Diatom providing working capital sufficient to permit Planktos to achieve its production goals. According to the offer, the Company will receive 30,000,000 shares of Diatom’s stock in exchange for Planktos.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2006. Our fiscal year end is December 31.

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

Plan of Operation

During the nine month period ended September 30, 2006, the Company was focused on the operation of both Planktos and D2Fusion.

Planktos

Planktos is currently working with U.S. and European marine research teams to plan and launch significant ocean iron fertilization projects during 2006 for the sequestration of CO2. Initial efforts will be modest in scope and research-intensive, but are still designed to verifiably sequester carbon between hundreds of thousands and millions of tonnage per voyage.

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

o Market access for resource commoditization and trade; and

o Experience in structuring all preceding factors into viable binding business plans.

Subsequent to the period ended September 30, 2006, on October 19, 2006, Diatom Corporation (“Diatom”) tendered an offer to acquire 100% of the shares of Planktos. The offer is subject to Diatom providing working capital sufficient to permit Planktos to achieve its production goals. According to the offer, the Company will receive 30,000,000 shares of Diatom’s stock in exchange for Planktos.

D2Fusion

D2Fusion is currently working with eminent U.S. and international research teams to continue developing energy producing projects. Using know-how as well as collaborative expertise from the U.S. government’s top nuclear science labs, D2Fusion is intends to achieve the following:

o Develop a pilot project to compellingly demonstrate the commercial promise of D2Fusion technology, producing prototype kilowatt-scale thermal modules for use in many applications;

o Coordinate design, assembly, and testing of these prototype modules with leading national laboratory scientific and engineering teams to demonstrate these devices deliver safe clean solid-state fusion energy in a commercially useful form,which will both legitimate and publicize the field as well as generating important intellectual properties;

o Design a licensing and development plan to obtain the highest possible return on our products and technologies; and

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

Net Losses

For the period from January 5, 1994 to September 30, 2006, the Company recorded a net loss of $11,916,956. The Company’s net losses are attributable to general and administrative expenses, research and development expenses and acquisitions costs. The general and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. The research and development expenses include costs associated with the pursuit of numerous non-fossil fuel energy technologies including solar power, cold fusion nuclear power and the sequestration of CO2 in the marine environment. The acquisition costs include expenses associated with the acquisition of Planktos and D2Fusion.

The Company expects to continue to operate at a loss through fiscal 2006 due to the nature of the Company’s operations.

Liquidity and Capital Resources

As of September 30, 2006, the Company had current assets totaling $456,502, cash on hand of $454,589, and a working capital deficit of $145,776. We will require new debt or equity transactions to satisfy cash needs over the next twelve months to fund the research & development efforts of both Planktos and D2Fusion.

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

In April of 2006 we commenced a private placement offering of our common stock pursuant to a Regulation S Stock Purchase Agreement, dated March 31, 2006, as amended May 8, 2006 (the “Agreement”), with Page Holdings Assets Ltd., a British Virgin Islands company and resident of a non-USA jurisdiction (“Page”) and Omega Financial Services LLC, a Delaware limited liability corporation, as escrow agent. Pursuant to the Agreement, Page has the right to purchase up to $2,000,000 of the Company’s common stock pursuant to the exemption from registration provided under Regulation S of the Securities Act. Page’s per share purchase price equals 40% of the previous day’s last trade price as traded on the OTCBB and is subject to certain conditions, including: (i) a minimum trade price of $0.45 per share, or (ii) as amended on May 8, 2006, a minimum of $0.39 consideration to the Company subject to a ten percent (10%) finder’s fee. The ten percent (10%) finder’s fee is to be paid to Coventry Windsor, Inc., pursuant to a Consulting Agreement dated March 31, 2006. The term of the Agreement expires on December 31, 2006, from which offering we have authorized the issuance of 4,162,034 common shares in exchange for net cash proceeds of $1,205,306.

On August 31, 2006, the Company issued a three year, 10% interest, convertible debenture. The holder of the debenture shall have the right to convert the principal and interest amount due into (i) common shares of the Company at an average trading price of the previous 10 days before notice of conversion, with a maximum conversion price of $0.75 per share, or (ii) tonnes of CO2 at any time prior to the end of the three year term, at a rate of $1.00 per CO2 tonne, subject to Company’s ability to deliver such CO2 tonnes at the time of conversion. As of September 30, 2006, none of the principle of $100,000 or accrued interest of $712 has been converted.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $11,916,956 at September 30, 2006. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2006 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On July 5, 2006, the Company authorized the issuance of 50,000 restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.74 per share reduced by 60% to $0.296 per share to Montague Giles for a discounted amount of $14,800.

On July 10 2006, the Company authorized the issuance of 12,380 restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.75 per share reduced by 60% to $0.30 per share to Katherine Jenkins for a discounted amount of $3,714.

On June 19, 2006, the Company authorized the issuance of 1,105 restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $1.00 per share reduced by 60% to $0.40 per share to Gordon Boddy for a discounted amount of $442.

On June 19, 2006, the Company authorized the issuance of 2,737 restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.92 per share reduced by 60% to $0.368 per share to Christopher Michael James for a discounted amount of $1,007.

On August 1, 2006, the Company authorized the issuance of 31,500 restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.35 per share to Tim Brint & Tanya Brint for $11,025.

On August 10, 2006, the Company authorized the issuance of 4,100 restricted shares pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933 for cash consideration of $0.75 per share reduced by 60% to $0.30 per share to Peter Roberts-Wray for a discounted amount of $1,230.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of November, 2006.

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