Form 10QSB/A
period 2006-09-30
SOLAR ENERGY LTD
filed 2007-02-23
CIK 1058322

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of February 23, 2007 was 19,873,309.

Explanatory Note

The registrant’s Form 10-QSB has been amended to bifurcate the embedded conversion feature of certain convertible debt which has been properly accounted for as a derivative at fair value with changes in fair value recorded on the statements of operations.

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
                                                  Interim Consolidated Balance Sheets

                                                                            September 30,      December 31, 2005
                                                                                 2006
------------------------------------------------------------------------ --------------------- ------------------
                                                                             (Unaudited)          (Restated)
                                                     Assets
Current Assets
   Cash                                                                         $    454,589          $ 188,129
   Other Receivables                                                                   1,913                  -
   Prepaid Expenses                                                                        -            174,274
                                                                         --------------------- ------------------
Total Current Assets                                                                 456,502            362,403
                                                                         --------------------- ------------------
                                                                         --------------------- ------------------

Property and Equipment (Note 3)                                                       22,341             13,575
                                                                         --------------------- ------------------

Other Assets
   Deposits
                                                                                      30,120             30,120
                                                                         --------------------- ------------------

Total Other Assets                                                                    30,120             30,120
                                                                         --------------------- ------------------
                                                                         --------------------- ------------------

Total Assets                                                                     $   508,963   $        406,098
                                                                         ===================== ==================
                                      Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                                                              $   101,639        $    75,580
    Accrued Liabilities                                                              181,384            179,677
   Notes Payable - Related Party (Note 5)                                             69,255             65,486
   Deferred Revenue (Notes 1 and 9)                                                  250,000            250,000
                                                                         --------------------- ------------------
Total Current Liabilities                                                            602,278            570,743
                                                                         --------------------- ------------------

Debenture Payable (Note 6)                                                            83,168                   -
                                                                         --------------------- ------------------

                                                                         --------------------- ------------------
Derivatives (Note 7)                                                                  15,789                   -
                                                                         --------------------- ------------------

                                                                         --------------------- ------------------
Provision for Loss on Contract (Note 1)                                              967,500            967,500
                                                                         --------------------- ------------------
                                                                         --------------------- ------------------

Commitments (Note 9)                                                                        -                  -

Stockholders' Equity
   Common Stock 50,000,000 Shares Authorized at
      $0.0001 Par Value 19,873,309 and 14,926,275 Shares
      Issued and Outstanding, Respectively                                             1,987              1,493
   Additional Paid In Capital                                                     10,753,442          9,352,380
   Obligation to Issue Shares                                                               -            20,000
   Deficit Accumulated During the Development Stage                              (11,915,201)       (10,506,018)
                                                                         --------------------- ------------------
                                                                         --------------------- ------------------

Total Stockholders' Equity                                                        (1,159,772)        (1,132,145)
                                                                         --------------------- ------------------

Total Liabilities and Stockholders' Equity                                       $   508,963        $   406,098
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

                    The accompanying notes are an integral part of these consolidated interim financial statements

                                                          Solar Energy Limted
                                                     (A Development Stage Company)

                                             Interim Consolidated Statements of Operations
                                                              (Unaudited)
                                               Three Months      Three Months          Nine              Nine        January 5, 1994
                                             Ended September         Ended         Months Ended      Months Ended    (inception) to
                                                 30, 2006        September 30,     September 30,    September 30,     September 30,
                                                                     2005              2006              2005             2006
------------------------------------------- ------------------- ---------------- ------------------ --------------- ------------------
                                                                  (Restated)                          (Restated)       (Restated)
Revenues                                               $    -           $    -        $    -          $    -                  $    -
Operating Expenses
   Consulting                                          87,274          311,410            421,826         419,361          1,231,310
   General and Administrative                         134,659          125,732            412,948         292,336          2,619,582
   Research and Development                            51,785           -                 148,212          -               2,408,447
   Salaries                                           165,613           -                 471,165          -                 574,226
                                            ------------------- ---------------- ------------------ --------------- ------------------
Total Operating Expenses                              439,331          437,142          1,454,151         711,697          6,833,565
                                            ------------------- ---------------- ------------------ --------------- ------------------
                                            ------------------- ---------------- ------------------ --------------- ------------------

Operating Income (Loss)                              (439,331)        (437,142)        (1,454,151)       (711,697)        (6,833,565)
                                            ------------------- ---------------- ------------------ --------------- ------------------
                                            ------------------- ---------------- ------------------ --------------- ------------------

Other Income (Expenses)
   Minority interest                                   -                -                  -               -                 123,856
   Other income                                       (21,000)          20,000             41,000          40,000            201,000
   Gain (Loss) on Investments                          -                -                  -               -                  17,200
   Loss on Sale of Assets                              -                -                  -               -                  (2,575)
   Interest Income (Expense)                            2,131              403              2,213             503            (58,817)
   Financing Costs                                     -                -                  -               -                (963,500)
   Impairment of Patents                               -                -                  -               -                 (39,648)
   Impairment of Goodwill                              -            (3,500,000)            -           (3,500,000)        (3,514,118)
   Provision for Loss on Contract                      -                -                  -               -                (967,500)
   Gain (Loss) on Sale of Subsidiary                   -                -                  -               -                 120,711
   Gain (Loss) on Derivatives                           1,755           -                   1,755          -                   1,755
                                            ------------------- ---------------- ------------------ --------------- ------------------
Total Other Income (Expenses)                         (17,114)      (3,479,597)            44,968      (3,459,497)        (5,081,636)
                                            ------------------- ---------------- ------------------ --------------- ------------------
                                            ------------------- ---------------- ------------------ --------------- ------------------

            Net Income (Loss) Before Taxes           (456,445)      (3,479,597)         1,409,183)      4,171,194)       (11,915,201)
                                            ------------------- ---------------- ------------------ --------------- ------------------
                                            ------------------- ---------------- ------------------ --------------- ------------------

Income Taxes                                           -                -                  -               -                  -
                                            ------------------- ---------------- ------------------ --------------- ------------------
                                            ------------------- ---------------- ------------------ --------------- ------------------

Net Income (Loss)                                  $ (456,445)     $(3,916,739)       $(1,409,183)   $ (4,171,194)     $ (11,915,201)
                                            =================== ================ ================== =============== ==================

Basic Net Loss Per Share                   $               $            (0.45)     $    (0.08)      $   (0.31)
                                           (0.02)
                                           =============== ================== ================= ===============

Weighted Average Common Shares
Outstanding                                   19,855,377          8,719,351        17,604,226      13,291,482
                                           =============== ================== ================= ===============

                    The accompanying notes are an integral part of these consolidated interim financial statements

                                                         Solar Energy Limited
                                                     (A Development Stage Company)
                                             Interim Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                                    Nine Months       Nine Months    January 5, 1994
                                                                                                      (inception) to
                                                                Ended September   Ended September      September 30,
                                                                       30, 2006          30, 2005               2006
-------------------------------------------------------------- ----------------- ----------------- ------------------
                                                                                    (Restated)        (Restated)
Cash Flow from Operating Activities
  Net Income (Loss)                                            $   (1,409,183)      $ (4,171,194)  $  (11,915,201)
  Adjustments to Reconcile Net Loss to Net Cash Provided by
Operations
  (Net of Acquisition/Sale)
    Amortization/Depreciation                                             3,132               445            203,938
    Bad debt                                                                  -                 -            225,000
    Stock Issued for Services                                                 -           433,500            706,851
    Stock Issued for RandD Expenses                                           -                 -            439,900
    Loss on Sale of Assets                                                    -                 -              2,575
    Gain on Investments                                                       -                 -           (17,199)
    Gain on Sale of Subsidiary                                                -                 -          (120,711)
    Gain (Loss) on Derivatives                                          (1,755)                 -            (1,755)
    Impairment of Patents                                                     -                 -             39,648
    Financing Costs                                                           -                 -            963,500
    Impairment of Goodwill                                                    -         3,500,000          3,514,118
    Provision for Loss on Contract                                            -                 -            967,500
    Minority interest                                                         -                 -          (123,856)
    Increase (Decrease) in:
    Deposits                                                                  -          (25,000)           (25,283)
    Prepaid Expenses                                                    174,274         (304,608)            191,665
    Accounts Receivable                                                 (1,913)                 -            (1,874)
    Accounts Payable                                                     26,059            72,482            149,837
    Accrued Expenses                                                      2,419            27,083            233,145
    Deferred Revenue                                                          -           250,000            250,000
-------------------------------------------------------------- ----------------- ----------------- ------------------
Net Cash Used In Operating Activities                               (1,206,967)         (217,292)        (4,318,202)
-------------------------------------------------------------- ----------------- ----------------- ------------------
Cash Flows From (Used In) Investing Activities
  Cash Acquired from Sale of Subsidiary                                       -                 -            180,000
  Cash Acquired (Sold) from Sale of Subsidiary                                -                 -            247,512
  Cash Paid to Subsidiary                                                     -                 -          (107,568)
  Cash Paid to RECO and Sunspring                                             -                 -            (2,076)
  Cash Paid for Patent Costs                                                  -                 -          (106,318)
  Cash Paid for Property and Equipment                                 (11,898)           (2,418)           (86,189)
  Cash Paid for Deposits                                                      -                 -            (4,837)
  Cash Received on Sale of Assets                                             -                 -             23,000
  Cash Paid for Note Receivable                                               -                 -          (295,000)
  Cash Paid for Mining and Mineral Rights                                     -            50,000                  -
-------------------------------------------------------------- ----------------- ----------------- ------------------
Net Cash Used In Investing Activities                                  (11,898)            47,582          (151,476)
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

NOTE 6 – Debenture Payable

This loan bears interest at 10% per year for a three year term. Principle and Interest may be converted into common shares of the Company at an average trading price of the previous 10 days once the Holder has given the Company their notice of conversion, the maximum conversion price is $0.75 per common share. The Holder of this Debenture shall also have the right, at its option, to convert the principal and interest amount due into CO2 Tonnes at any time prior to the end of the three year term, at a rate determined by one United States Dollar ($1.00) per CO2 Tonne, subject to Company’s ability to deliver such CO2 Tonnes at the time of conversion. The Company has identified that this debenture has an embedded derivative value of $17,544, therefore, as per SFAS 133, as amended, and EITF No. 00-19, the carrying value of this debenture has been reduced by this amount with the offset set up as a Derivative Liability, see Note 7. As of September 30, 2006, none of the principle of $100,000 or accrued interest of $712 has been converted.

Solar Energy Limited

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006

(Unaudited)

NOTE 7 – DERIVATIVES

Derivatives have been accounted for in accordance with SFAS 133, as amended, and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company has identified that the debenture described in Notes 6 has an embedded derivative. This embedded derivative has been bifurcated from its respective host debt contract and accounted for as a derivative liability in accordance with EITF 00-19.

The embedded derivative within the loan agreement has been recorded at fair value at the date of issuance and is marked-to-market each reporting period with changes in fair value recorded on the Company’s statements of operations as gain (loss) on derivatives.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock, as well as other factors. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the Company’s financial position and results of operations may vary from quarter-to-quarter based on conditions other than its operating revenues and expenses.

The initial fair value of the derivative embedded in the August 31, 2006 $100,000 convertible debenture was $17,544 and at September 30, 2006, the embedded derivative was revalued to its fair value of $15,789. Any change to the fair value of the derivatives is recognized on the statements of operations and recorded as gain/(loss) on derivatives. At September 30, 2006 the Company recognized a decrease in the fair value of the derivatives of $1,755.

NOTE 8 – Mining & Mineral Rights

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

NOTE 9 – Commitments

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

NOTE 9 – Commitments (continued)

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

NOTE 10 – Stock Options

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

NOTE 10 – Stock Options (continued)

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

Note 11 — Warrants

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

Note 12 – Subsequent Events

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

Net Losses

For the period from January 5, 1994 to September 30, 2006, the Company recorded a net loss of $11,915,201. The Company’s net losses are attributable to general and administrative expenses, research and development expenses and acquisitions costs. The general and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. The research and development expenses include costs associated with the pursuit of numerous non-fossil fuel energy technologies including solar power, cold fusion nuclear power and the sequestration of CO2 in the marine environment. The acquisition costs include expenses associated with the acquisition of Planktos and D2Fusion.

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

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $11,915,201 at September 30, 2006. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 23rd day of February, 2007.

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