Form 10KSB
period 2006-12-31
SOLAR ENERGY LTD
filed 2007-04-16
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 .

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

Yes                   No     X

The registrant's total consolidated revenues for the year ended December 31, 2006, were $0.

The aggregate market value of the registrant's common stock,  (the only class of voting stock), held by non-affiliates was approximately $8,314,688 based on the average closing bid and asked prices for the common stock on April 12, 2007.

On April 12, 2007, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 19,873,309.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

As used herein the terms “Company,” “we,” “our,” and “us” refer to Solar Energy Limited, a Delaware corporation and our subsidiaries and predecessors, unless the context indicates otherwise. The term “Planktos” refers to Planktos, Inc. and the term “D2Fusion” refers to D2Fusion, Inc., both of which are our subsidiaries. The Company is a research and development corporation engaged in the development of cost effective solutions to global issues concerning the application of renewable sources of energy that are safe for the environment.

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

Description of Business

The Company is a research and development incubator of (a) cost-effective renewable energy sources that do not threaten the environment, and (b) practical solutions to mitigate the effects of traditional energy sources’ unintended consequences concerning global climate change. Since 1997 the Company has focused on innovative solutions for global issues related to water, energy and pollution. Our primary focus was on the development of renewable energy sources that could compete with traditional energy sources. Operations were concentrated on research and development activities involving the utilization of solar and water energy, in addition to increasing engine efficiencies. However, despite the Company’s efforts, we were unable to bring to market any commercial application of this work.

Over the last two years, the Company has concentrated on furthering the science connected to the operation of two wholly owned subsidiaries, D2Fusion, Inc. and Planktos, Inc. both of which are involved in developing pioneering technologies. D2Fusion is developing a mechanism to provide limitless renewable energy through proprietary solid-state fusion, more commonly known as “cold-fusion” aimed at entry level heat and energy applications for homes and industry. Planktos is well underway to sequester CO2 from the earth’s marine environment using a proprietary “iron fertilization” process and from the growth of new forests. These efforts at sequestration will generate commercial quantities of verifiable carbon credits to meet global requirements made part of international agreements such as the Kyoto Protocol.

PLANKTOS, INC.

Planktos is a Foster City, California based business focused on reviving marine as well as land based ecosystem health and biodiversity, with the intention to slow global climate change. We have launched a two year pilot project series to restore hundreds of millions of tons of missing plankton plant life in the open seas that will sequester tens of millions of tons of carbon dioxide (“CO2”) in the deep ocean for centuries or more. On land, Planktos’ Hungarian subsidiary KlimaFa (translated as “Climate Forest”) intends to plant thousands of hectares of new, permanently protected, native forests or “climate parks” in the national parks system of the European Union and elsewhere.

Both ocean plankton and forest ecorestoration projects remove huge quantities of global warming CO2 from the atmosphere. Long term CO2 reductions can now be banked and traded like a commodity in international carbon markets. Consequently, Planktos’ business model will not only restore the planet’s most vital biological systems but will generate the largest volume of low cost greenhouse gas offsets or “carbon credits” available to commercial, governmental and green consumer clients.

Rarely in history has a globally recognized environmental crisis and a remedial technology emerged with such auspicious synchronicity. Planktos is pioneering natural science intensive marine and terrestrial ecorestoration regimes that affordably offer unprecedented gains for the climate, the biosphere and the company’s our commercial objectives. Simply restoring of ocean plankton plant life to 1980‘s levels of health will remove 3-4 billion tons of global warming CO2 and generate tens of billions of dollars in tradable carbon credit value.

Years before global warming began claiming headlines around the world, Planktos researchers were building on a decade of ocean international science investigations with micronutrient revival of lifeless regions of the sea. Although this restoration science was once proposed as a potent technique to revive the collapsing marine food chain, it was neither funded nor developed as an effective technology. The advent of the Kyoto Protocol, the enormous carbon sequestration potential of this work and the developing global trade in carbon credits, has become the focus of the Planktos business model.

The Kyoto Protocol enables companies and governments to offset regulated greenhouse emission restrictions by investing in CO2 reduction programs in exchange for Carbon Emission Reduction (“CER”) credits. European nations began trading CER credits as of January 2005. CER credits are traded much like commodities with an average value of between $6 and $16 per CER (which represents one ton of CO2 or equivalent) dependent on whether the carbon credit is certified or not and depending on the date and origin of the carbon credit. The Kyoto Protocol became law effective February 16, 2005, the result of which should be a rapidly expanding multi-billion-dollar market for CER credits.

Planktos has cultivated working partnerships with government labs and ocean science institutions to assist with measurement and verification procedures and to optimize project designs. Bankable, tradable investment grade CER credits for corporate buyers and fund managers will be verified and certified with satellite & aerial mapping, underwater analysis methods, and bloom measuring sensors on Planktos’ proprietary autonomous ocean rovers.

Russ George, the president of Planktos, has been involved with ocean restoration and CO2 sequestration since 1997 and was responsible for establishing the Planktos Foundation. Planktos’ management team is supported by an Advisory Group headed by Dr. Noel Brown (formerly the United Nations Environmental Program director), Dr. Scott Chubb (US Naval Research Laboratory) and Dr. Gustov Boehm (Senior Scientist Daimler /Chrysler, Stuttgart, Germany).

Forests of the Ocean

Plankton in our oceans is well documented in its utilization of photosynthesis to absorb CO2. Planktos’ near-term commercial objective is to produce CER credits at a cost of less than $1 per ton utilizing proprietary technology designed to stimulate plankton growth in the world’s oceans as a means by which to sequester (isolate from the atmosphere) CO2.

Specifically, Planktos expects to implement its program of sequestration by “iron fertilization” of the ocean, restoring this micronutrient that is vital for ocean plant growth and photosynthesis which is now scarce in marine waters. The iron is similar to that nature has delivered to sustain the oceans throughout history, but that has been on the decline for thirty years owing to changes in land use. The fertilization process is intended to trigger vast plankton blooms which will absorb the carbon in CO2, 30-40% of which sinks deep enough to be verified as sequestered.

Our initial calculations have determined that the introduction of one ton of iron results on the biological fixation of up to 100,000 tons of CO2. Moreover, this process has three additional benefits that help to restore ecosystems of the open ocean:

o Support and restore diminished fish populations (additional plankton means more food)

o Adds to global O2 levels (more plankton results in more oxygen as some 60% of the earth’s O2 is produced by plankton)

o Preserves coral reefs by reducing the acidity of the oceans.

On August 17, 2005, the Company and Planktos entered into an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation (“Diatom”) to provide developmental funding for Planktos’ “iron-fertilization” prove out program of its carbon dioxide (“CO2”) sequestration process. Diatom agreed to provide up to 25% of the program’s cost in exchange for exclusive marketing and intellectual property rights to Planktos the marine based sequestration process and advanced $250,000 pursuant to this agreement. Planktos is committed to the implementation of the iron-fertilization prove out program during 2007.

The process of stimulating plankton growth and the overall mission of Planktos can be viewed on its website: www.planktosinc.com.

Forests of the Land

A tree is composed of about 50% carbon which is produced by removing CO2 from the air through photosynthesis. KlimaFa is dedicated to afforestation and reforestation projects in Europe and the Americas. Studies are now underway to develop an ecologically sound indigenous species mix and planting model of flora to maximize wildlife habitat and biodiversity in the respective regions. KlimiFa is currently involved in several government-assisted carbon forest projects in Hungary that intend to restore native mixed growth forests in national parks and then afforest large tracts of retired agricultural lands.

The Kyoto Protocol recognizes a variety of mechanisms to reduce atmospheric CO2 and other greenhouse gases, and has approved carbon sequestration from new forests. The development of forests ultimately produces valuable carbon credits. KlimaFa estimates that carbon credits produced in this manner will cost approximately $4.00 per ton. KlimaFa’s target is to plant up to 100,000 hectares over the next 24 months.

The science and news surrounding eco-restoration can be viewed on KilmaFa’s website: www.klimafa.com.

Securities Exchange Agreement and Plan of Exchange

On January 12, 2007, the Company entered into a Securities Exchange Agreement and Plan of Exchange with Planktos Corp. (formerly Diatom Corporation) whereby Solar intends to sell 100% ownership of Planktos to Planktos Corp., in exchange for an aggregate of 30,000,000 shares of Planktos Corp.‘s common stock, and the fulfillment of certain conditions on or before closing. The conditions include that Planktos Corp. (a) make available working capital of no less than $1,000,000 to Planktos on or before the acquisition is completed, (b) cancel 30,000,000 shares of its issued and outstanding common share capital on or before the acquisition is completed, and (c) obtain shareholder approval of the transaction.

D2FUSION INC.

D2Fusion, based in Foster City, California, and Los Alamos, New Mexico, is a research and development company staffed by scientists and engineers working toward the delivery of proprietary solid-state fusion aimed at entry level heat and energy applications for homes and industry. Solid-state fusion is a solid state, low temperature, non-radioactive nuclear reaction that fuses two heavy hydrogen nuclei into a helium atom and releases enormous amounts of heat. The technology is more widely recognized under the name “cold-fusion.”

Unlike the reactions in “cold-fusion,” D2Fusion technology uses more simple and reliable solid state processes more akin to high temperature super-conductor physics to produce and control radiation-free fusion reactions known as “LENR” or Low Energy Nuclear Reaction in the Solid State. In this most simple form of fusion, the process of LENR fuses two Deuterium atoms (heavy Hydrogen) that are contained and constrained under solid-state conditions fuse to form a single Helium-4 isotope (4He) but since the mass of one 4H atom is slightly less than two Deuterium atoms, each new helium atom created is accompanied by a release of energy. To put this into a more common perspective, under ideal conditions one gram of hydrogen fuel holds the equivalent to billions of watts (joules) of energy.

First discovered in the 1930s then re-discovered and announced in 1989, this safe, low-cost technology seemed to answer all society’s prayers for a clean and abundant new energy source. To some, however, it appeared to violate conventional physics and threaten entrenched energy industries, and it was for a time denounced as impossible. Now, after more than 17 years of painstaking research and experimentation, this enigmatic new phenomenon has finally given up enough secrets to allow development of laboratory applications. Upon completion of a consumer model, multi-kilowatt D2Fusion devices will be able to permeate society, enhancing the economy, environment, and self-sufficiency of countless nations around the globe.

Major energy research organizations and government agencies around the world are now accelerating efforts to develop and deliver new forms of nuclear energy. Only solid-state fusion offers such an energy solution without any radioactivity or nuclear waste. As the departments of energy and defense in the USA, Europe, and Asia begin to make R&D commitments in this field, D2Fusion is positioned to pioneer many commercial applications that can finally bring this clean energy revolution to fruition.

Russ George and Dr. Tom Passell (formerly of the Nuclear Power Division of the Electric Power Research Institute of Palo Alto), have been involved with solid-state fusion research since 1989. Mr. George’s successful experimental prototypes have been tested at the Los Alamos National Laboratory and Stanford Research Institute. D2Fusion’s management team is supported by a Scientific Advisory Board that includes Dr. Brian Josephson (Cambridge Nobel Laureate), Dr. Martin Fleischman (one of the two original proponents of cold fusion in 1989) as well as Dr. Tom Clayton, Dr. Dale Tuggle and Dr. Malcolm Fowler, from the Los Alamos National Laboratory.

The immediate goal of D2Fusion is to produce and operate three, small scale thermal prototypes, one in Foster City, California, one in Los Alamos, New Mexico and one in Cambridge, England in order to provide the ability of our scientists to prove their ability to replicate LENR at disparate locations. D2Fusion is already well on its way to accomplishing this goal as our facilities in Foster City and Los Alamos already have working prototypes that can demonstrate LENR. We expect that these prototypes will be further tested and refined by collaborating research groups in the Silicon Valley, Los Alamos, and Europe.

D2Fusion’s ultimate goal is to produce heat and electricity at a fraction of today’s cost, with no emissions. The first commercial product envisioned is a small space heater suitable for all residential homes that will not need refueling over several human life spans.

The Company is well aware of the controversy surrounding “cold fusion” technology. However, we believe that there is sufficient global evidence that the risk/reward ratio merits our investment. As D2Fusion’s prototype technology is scaled to commercial size it could help solve much of the world’s energy, water, and pollution problems. The science and news surrounding solid-state fusion and D2Fusion can be viewed on its website: www.D2Fusion.com.

Historical Research and Development

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

The Company is the owner of a 30% interest in Renewable Energy Limited (“RECO”). The primary asset of RECO is a project called SOLAREC (Solar Reduction of Carbon Dioxide.) This project, lead by Dr. Reed Jensen involves the task of recycling carbon dioxide into fuel using focused ultraviolet and visible light from the sun. One of the goals of the SOLAREC project is to use solar energy and CO2 to produce a clean usable fuel (gasoline, diesel, etc.) with electricity and oxygen as the only by-products. RECO has also developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal. The Company believes that the SOLAREC project has the potential to significantly address today’s global energy and pollution problems but as a minority interest holder is no longer involved in on a day-to-day basis.

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

The Company is aware that there is some speculation surrounding the possible negative impact of Planktos’ type of iron-fertilization on the world’s oceans and the possible side effects of large plankton blooms. For example, it is known that plankton have a complex effect on cloud formation from the release of dimethyl sulfide (DMS) which can be converted to sulfate aerosols in the atmosphere providing cloud condensation nuclei. However, the effect of small scale plankton blooms on overall DMS production is unknown and there are no laws specifically regulating iron-fertilization.

The Company believes that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Competition

Efforts to develop alternative energy sources that can compete with traditional energy sources without threatening the environment, and the competition amid these efforts, are fragmented and very competitive. The same can be said of the competition between a diverse array of ventures devoted to the sequestration of CO2. Although we will not compete directly with other interests involved in the sequestration of carbon dioxide from the oceans through iron-fertilization or the provision of unlimited energy from the realization of cold fusion technology, the Company will compete indirectly with a number of companies, both private and public, that are active in the search for cost-effective applications of new energy sources, and the means to sequester CO2. Many of these indirect competitors are substantially larger and better funded than us with significantly longer histories of research and development. Therefore, we can offer no assurance that we will be successful in competing for commercial solutions with existing and emerging research and development businesses focused on similar applications.

The Company believes that competition in the search for the efficient application of alternative energy sources or the sequestration of CO2 is based principally on the ability to successfully manage certain practical considerations. Competition revolves around:

o the development of such technologies;

o the price of the equipment required to harness the energy or capture CO2 as compared to other alternative applications and traditional systems;

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

Further, the Company believes that we have certain distinctive competitive advantages over all or many of our competitors that has enabled us to progress to our current level of technology development. The advantages include:

o the breadth of our approach to applying both renewable resources and technologies for the sequestration of CO2;

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

European carbon tax legislation levies a $50 per ton charge on corporations for emissions in excess of their Kyoto Treaty obligations. This tax will rise to over $100 per ton in 2008. The European price per ton of sequestered CO2 has risen as high as $37. CER credits may be expected to trade between $30 and $70 per ton over coming years. Currently, the market for quality carbon credits is in the $6.00 to $15.00 per ton range, depending on whether the credits are certified or not, the date/origin of the carbon credit, and their provenance.

The total size of the market is conservatively projected to exceed $5 billion this year. Annual sales by 2010 are commonly projected by the media to be near $100 billion per year. On Aug 7, 2005, London’s Sunday Times envisioned a volume of $55 billion per year for Europe alone. Current growth rates and conservative analyses project a several hundred billion dollar international carbon market by 2010.

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

Research and Development

The amount spent during each of the last two fiscal years on research and development activities were $224,892 in 2006 and $22,103 in 2005. We expect the amount spent on research and development activities will increase in future periods as both our Planktos and D2Fusion subsidiaries progress the development of their respective technologies.

Employees

The Company currently has 18 full time employees and 1 full time consultant. The Company also relies on the services of outside consultants, attorneys, and accountants as necessary, to satisfy public disclosure requirements and to pursue the Company’s plan of operation.

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

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $12,114,701 at December 31, 2006. During fiscal 2006, we recorded a net loss of $1,790,094. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

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

We will need additional financing to fund our subsidiaries

We will need additional capital to fund Planktos for its iron-fertilization prove-out program and D2Fusion’s research and development of working prototypes. In our efforts to raise capital or obtain additional financing, we may be obligated to issue additional shares of common stock or warrants or other rights to acquire common stock on terms that will result in dilution to existing shareholders or place restrictions on operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our subsidiaries would be significantly limited.

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

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and we will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. The Company files all of our required information with the Commission. The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s maintains an office located at 145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2. The facility consists of approximately 1,100 square feet, for which the Company pays approximately $2,700 a month. The term of the Company’s lease is five years terminating at the end of April in 2009.

The Company also maintains office and research and development space for both Planktos and D2Fusion at 1151 Triton Drive, Suite C, Foster City, California. The facility consists of approximately 5,000 square feet, for which the Company pays $4,200 a month. The term of the Company’s lease on this space terminates at the end of December in 2009.

The Company maintains additional office and research and development space for D2Fusion at 112 C Longview Drive, Los Alamos, New Mexico, 87544. The facility consists of approximately 2,000 square feet, for which the Company pays $2,000 a month. The term of the Company’s lease is on a month to month basis.

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

The table below sets forth the high and low sales prices for the Company’s common stock for each quarter of 2006 and 2005. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2006	December 31	$0.75	$0.40
	September 30	$1.01	$0.37
	June 30	$1.09	$0.46
	March 31	$1.34	$0.48
2005	December 31	$1.55	$0.46
	September 30	$1.01	$0.35
	June 30	$0.75	$0.23
	March 31	$0.51	$0.10

Record Holders

As of April 12, 2007, there were approximately 460 shareholders of record holding a total of 19,873,309 shares of common stock. However, the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company’s outstanding common stock is held in broker “street names” for the benefit of individual investors.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, if any, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

Plan of Operation

During the year ended December 31, 2006, the Company was involved in developing innovative technologies tied to Planktos and D2Fusion, both wholly owned subsidiaries, building a management team for both entities, completing several private placements to fund research and development and exploring new business opportunities. The Company remains focused on the operation of both subsidiaries over the next twelve months.

Planktos, Inc.

Planktos is currently working with U.S. and European marine research teams to plan and launch significant ocean iron fertilization projects during 2007. Initial efforts will be modest in scope and research-intensive, but are still designed to verifiably sequester carbon between hundreds of thousands and millions of tonnage per voyage.

Planktos is approaching this work with an array of qualifications:

o Years of experience in the basic science of the field;

o Collaborative arrangements and working relationships with internationally recognized marine science project partners required for certification;

o Sustainable resource maximization plan designs;

o Expertise in resource value computation and certification procedures;

o Market access for resource monetization and trade; and

o Experience in structuring all preceding factors into viable binding business plans.

Planktos expects to launch in 2007 the first of a series of 6 commercial scale ocean plankton blooms over 24 months designed to verifiably sequester a total of between 24 and 30 million tons of CO2. Post 2008 follow on projects include new ships, and larger blooms with a target of 250 million tons of verified CO2 sequestration by 2010.

Our plan of operation for Planktos will require $1,500,000 in funding over the next 12 months, of which a minimum of $1,000,000 is to be provided by Planktos Corp. on or before the closing of the Securities Exchange and Plan of Exchange. We are confident that the remaining funds required to complete the “iron fertilization” prove out phase of the Planktos business model will be made available from additional debt or equity financings tied to Planktos Corp. common stock.

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

Our plan of operation for D2Fusion will require $2,000,000 in funding over the next 12 months which funding is not currently available. We will continue to fund limited research and development of D2Fusion’s LENR technology as funding becomes available and may consider an exchange of shares and a commitment to funding similar to that agreed upon for Planktos to ensure funding for D2Fusion is forthcoming.

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

Net Losses

For the period from inception until December 31, 2006, the Company incurred a net loss of $12,114,701. Net losses during 2006 were $1,608,683. The Company’s net losses are primarily attributable to general and administrative expenses, research and development costs and expenses incurred from the acquisition of Planktos and D2Fusion, which expenses include an impairment of good will and an expense attributed to outstanding warrants. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during this period.

The Company expects to continue to incur losses through the year ended 2007.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2006, the Company had current assets totaling $230,269 and a working capital deficit of $302,169. These assets consist of cash on hand of $203,912 and prepaid expenses of $26,357. Net stockholders’ deficit in the Company was $1,359,272 at December 31, 2006. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $4,682,227 for the period from January 5, 1994, to December 31, 2006. During 2006, cash flow used in operating activities was $1,570,992. Cash over the periods was used on accounting, administration, consulting, impairment of good will and research and development expenses.

Cash flow provided from financing activities was $5,023,272 for the period from January 5, 1994, to December 31, 2006. Financing activities over the period have consisted of sales of the Company’s common stock, and related or non-related party loans or debentures. During 2006, cash flow provided from financing activities was $1,584,330 from the issuance of 785,000 shares of common stock on the exercise of warrants for net cash proceeds of $196,250, 4,162,034 common shares for private placements for net cash proceeds of $1,205,306 and $100,000 from the issuance of a debenture.

Cash flows used in investing activities was $137,133 for the period from January 5, 1994 to December 31, 2006. During 2006 cash flow was provided by investing activities in the amount of $2,445 on the sale or disposal of property and equipment.

The Company’s current assets are insufficient to conduct our plan of operation over the next twelve (12) months and we will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on our plan of operation.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

o our anticipated financial performance and business plan;

o the sufficiency of existing capital resources;

o our ability to raise additional capital to fund cash requirements for future operations;

o uncertainties related to the Company’s future business prospects;

o the ability of the Company to generate revenues to fund future operations;

o the volatility of the stock market and;

o general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2006 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The Company’s ability to continue as a going concern is subject to our ability to realize a profit and /or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (a) obtaining funding from private placement sources; (b) obtaining additional funding from the sale of the Company’s securities; (c) establishing revenues from commercializing of our projects; and (d) obtaining loans and grants from various financial institutions, where possible. Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2006, are attached hereto as pages F-1 through F-26.

                                                         Solar Energy Limited
                                                     (a Development Stage Company)
                                                   Consolidated Financial Statements
                                                      December 31, 2006 and 2005

                                                               Contents

Report of Independent Registered Public Accounting Firm                                                F-2

Report of Independent Registered Public Accounting Firm                                                F-3

Consolidated Balance Sheets                                                                            F-4

Consolidated Statements of Operations                                                                  F-5

Consolidated Statements of Stockholders' Equity                                                        F-6

Consolidated Statement of Cash Flows                                                                  F-11

Notes to the Consolidated Financial Statements                                                        F-13

Board of Directors

Solar Energy Limited

Vancouver, British Columbia

CANADA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Solar Energy Limited (a development stage company) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from January 5, 1994 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited as of December 31, 2006 and the results of its operations, stockholders’ deficit and cash flows for the year then ended, and for the period from January 5, 1994 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, Solar Energy Limited adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Solar Energy Limited

Vancouver, British Columbia

Canada

We have audited the accompanying consolidated balance sheet of Solar Energy Limited (a development Stage company) as of December 31, 2005 and the related consolidated statements of operations, Stockholders' deficit and cash flows for the year then ended and for the period from January 5, 1994 (inception) through December 31, 2005. These financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements Based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable Assurance about whether the financial statements are free of material misstatement. The Company is Not required to have, nor were we engaged to perform, and audit of its internal control over financial Reporting. Our audit included consideration of internal control over financial reporting as a basis for Designing audit procedures that are appropriate in the circumstances, but not for the purpose of Expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence Supporting the amounts and disclosures in the financial statements. An audit also includes assessing the Accounting principles used and significant estimates made by management, as well as evaluating the Overall financial statement presentation. We believe that our audit provides a reasonable basis for our Opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited as of December 31, 2005 and the results of its operations, Stockholders' deficit and cash flows for the year then ended, and for the period from January 5, 1994 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue As a going concern. As discussed in Note 3 to the financial statements, the Company's significant Operating losses and negative working capital raise substantial doubt about its ability to continue as a Going concern. Management's plans regarding the resolution of this issue are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this Uncertainty.

/s/ Chisholm Bierwolf & Nilson LLC

Chisholm, Bierwolf & Nilson LLC

Bountiful, Utah

April 17, 2006

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------- --- --------------- -- --- --------------
                                                                                 December 31,             December
                                                                                                            31,
                                                                                     2006                  2005
                                                                                ---------------        --------------
ASSETS

CURRENT ASSETS
         Cash                                                                $         203,912      $        188,129
         Prepaid expenses                                                               26,357               174,274
                                                                                ---------------        --------------
                     TOTAL CURRENT ASSETS                                              230,269               362,403
                                                                                ---------------        --------------

PLANT PROPERTY AND EQUIPMENT                                                                 -                13,575
                                                                                ---------------        --------------

OTHER ASSETS
         Deposits                                                                        4,720                30,120
                                                                                ---------------        --------------

TOTAL ASSETS                                                                 $         234,989      $        406,098
                                                                                ===============        ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Accounts payable                                                    $          87,378      $         75,580
         Accrued liabilities                                                            20,100               179,677
         Other current liabilities                                                       6,700                     -
         Note payable to related party                                                 168,260                65,486
         Deferred revenues                                                                                   250,000
                                                                                   250,000
                                                                                ---------------        --------------
                     TOTAL CURRENT LIABILITIES                                         532,438               570,743
                                                                                ---------------        --------------

LONG-TERM LABILITIES
         Debenture payable, net of discount                                             72,850                     -
         Accrued interest                                                                3,252                     -
         Derivative from debenture payable                                              18,221
         Provision for loss on contract                                                967,500               967,500
                                                                                ---------------        --------------
                     TOTAL LONG-TERM LIABILITIES                                     1,061,823               967,500
                                                                                ---------------        --------------

COMMITMENTS AND CONTINGENCIES                                                                -               -
                                                                                ---------------        --------------
         Common stock, 50,000,000 shares authorized; $0.0001 par value,
         19,873,309 and 14,926,275 shares issued and outstanding,
         respectively
                                                                                         1,987                 1,493
         Additional paid-in capital                                                 10,753,442             9,352,380
         Stock subscription received                                                         -                20,000
         Accumulated deficit during development stage                             (12,114,701)          (10,506,018)
                                                                                ---------------        --------------
                     TOTAL STOCKHOLDERS'DEFICIT                                    (1,359,272)           (1,132,145)
                                                                                ---------------        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $         234,989      $        406,098
                                                                                ===============        ==============

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------ -------- --- ------------- --- ------------- --- --------------
                                                                                                            From
                                                                                                          Inception
                                                                                                         (January 5,
                                                                     Year Ended        Year Ended           1994
                                                                                                           through
                                                                    December 31,      December 31,      December 31,
                                                                        2006              2005              2006
                                                                    -------------     -------------     --------------

REVENUES                                                         $             -   $             -   $              -
                                                                    -------------     -------------     --------------
EXPENSES
       General and administrative                                      1,622,272         1,222,947          4,741,451
       Research and development                                          224,892            22,103          2,485,127
       Impairment of patents                                                   -                 -             39,648
       Impairment of goodwill                                                  -         3,500,000          3,514,118
                                                                    -------------     -------------     --------------
           TOTAL EXPENSES                                              1,847,164         4,745,050         10,780,344
                                                                    -------------     -------------     --------------

LOSS FROM OPERATIONS                                                 (1,847,164)       (4,745,050)       (10,780,344)
                                                                    -------------     -------------     --------------

OTHER INCOME (EXPENSES)
       Minority interest                                                       -                 -            123,856
       Other income                                                       66,030            80,000            226,030
       Gain (loss) on investments                                              -                 -             17,200
       Gain (loss) on sale or disposal of assets                         (8,292)                 -           (10,867)
       Gain (loss) on derivative instrument                               11,330                 -             11,330
       Gain on forgiveness of debt                                       172,227                 -            172,227
       Interest income (expense), net                                      (413)           (6,648)           (61,443)
       Financing costs                                                         -         (963,500)          (963,500)
       Amortization of discount on debenture payable                     (2,401)                 -            (2,401)
       Provision of loss on contract                                           -         (967,500)          (967,500)
       Gain (loss) on sale of subsidiary                                       -                 -            120,711
                                                                    -------------     -------------     --------------
           TOTAL OTHER INCOME (EXPENSE)                                  238,481       (1,857,648)        (1,334,357)

LOSS BEFORE TAXES                                                              -       (6,602,698)       (12,114,701)
INCOME TAXES                                                                   -                 -                  -
                                                                    -------------     -------------     --------------

NET LOSS                                                         $   (1,608,683)   $   (6,602,698)   $   (12,114,701)
                                                                    =============     =============     ==============
       NET LOSS PER COMMON SHARE,
           BASIC AND DILUTED                                     $        (0.09)   $        (0.69)
                                                                    =============     =============
       WEIGHTED AVERAGE NUMBER
           OF COMMON SHARES OUTSTANDING,
           BASIC AND DILUTED                                          18,134,560         9,558,001
                                                                    =============     =============

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------- -- ----------- -- --------------- -- ----------------- -- ----------------- -- -----------------

                                                                                                                                                   Deficit
                                                                                                                                                 Accumulated
                                                                                                        Additional             Share               During                Total
                                                                             Common Stock                 Paid-in          Subscriptions         Development         Stockholders'
                                                                     -----------------------------
                                                                         Shares          Amount           Capital            Received               Stage               Equity
                                                                     --------------    -----------    ---------------    -----------------    -----------------    -----------------

Balance, January 5, 1994 (Inception)                                          -           $        -     $           -      $         -       $           -        $              -

      1/5/94 Stock issued for Organization Costs                               125,000            13             2,487                -                   -                   2,500

      Net Loss for the Year Ended December 31, 1994                                  -             -                 -                -               (500)                   (500)
                                                                          -------------     ---------     -------------     ------------     ---------------     -------------------

      Balance, December 31, 1994                                               125,000            13             2,487                -               (500)                   2,000

      Net Loss for the Year Ended December 31, 1995                                  -             -                 -                -               (500)                   (500)
                                                                          -------------     ---------     -------------     ------------     ---------------     -------------------

Balance, December 31, 1995                                                     125,000            13             2,487                -             (1,000)                   1,500

10/96 Shares Issued for Cash at $20.00 Per Share                                 1,300             1            25,999                -                   -                  26,000

11/96 Shares Issued for Cash at $0.90 Per Share                                    831             -               763                -                   -                     763

12/96 Shares Issued for Cash at $2.00 Per Share                                    125             -               251                -                   -                     251

Stock Split Rounding Adjustment                                                    595           (1)                 1                -                   -                       -

Net Loss for the Year Ended December 31, 1996                                        -             -                 -                -            (24,013)                (24,013)
                                                                          -------------    ----------     -------------    -------------    ---------------      -------------------

                                                                               127,851            13            29,501                -            (25,013)                   4,501

Net Loss for the Year Ended December 31, 1997                                        -             -                 -                -             (4,000)                 (4,000)
                                                                          -------------    ----------     -------------    -------------    ---------------      -------------------

Balance, December 31, 1997                                                     127,851            13            29,501                -            (29,013)                     501

1/98 Shares Issued for Acquisition of Hydro-Air Technologies, Inc.               70,400            7               (7)                -                   -                       -

6/98 Shares Issued for Cash at $1.00 Per Share                                  780,000           78           779,922                -                   -                 780,000

7/98 Shares Issued for Cash at $10.00 Per Share                                  12,500            1           124,999                -                   -                 125,000

11/98 Shares Issued for Cash at $1.00 Per Share                                 200,000           20           199,980                -                   -                 200,000

Net Loss for the Year Ended December 31, 1998                                         -            -                 -                -           (939,446)               (939,446)
                                                                          --------------    ---------     --------------     -----------    ---------------     --------------------
Balance, December 31, 1998                                                    1,190,391          119          1,134,394               -           (986,459)                 166,054
                                                                          --------------    ---------     --------------     -----------    ---------------     --------------------

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------- -- ----------- -- --------------- -- ----------------- -- ----------------- -- -----------------

                                                                                                                                                   Deficit
                                                                                                                                                 Accumulated
                                                                                                        Additional             Share               During                Total
                                                                             Common Stock                 Paid-in          Subscriptions         Development         Stockholders'
                                                                     -----------------------------
                                                                         Shares          Amount           Capital            Received               Stage               Equity
                                                                     --------------    -----------    ---------------    -----------------    -----------------    -----------------

     1/99 Shares Issued for Cash at $10.00 Per Share                      10,000     $        1      $       99,999           $       -            $       -              $ 100,000

     1/99 Shares Issued for Acquisition of Renewable Energy
     Corporation at $12.00 Per Share                                      35,000              4             419,996                   -                    -                420,000

     10/99 Shares Issued for Cash at $1.80 Per Share                      80,000              8             143,990                   -                    -                143,998

     Net Loss for the Year Ended December 31, 1999                             -              -                   -                   -            (957,086)              (957,086)
                                                                    -------------     ----------     ---------------    ----------------    -----------------     ------------------
Balance, December 31, 1999                                                                                1,798,379                              (1,925,545)
                                                                       1,315,391            132                                       -                                   (127,034)

     Net Loss for the Year Ended December 31, 2000                             -              -                   -                   -            (925,899)              (925,899)
                                                                    -------------     ----------     ---------------    ----------------    -----------------     ------------------

     Balance, December 31, 2000                                        1,315,391            132           1,798,379                   -          (2,851,444)            (1,052,933)

      7/01 Shares Issued for Rounding in Connection with 10:1
      Exchange                                                            35,396              4                 (4)                   -                    -                      -

      8/01 Shares Issued for Cash at $0.23 Per Share                     350,000             35              81,215                   -                    -                 81,250

      10/01 Shares Issued for Cash at $0.25 Per Share                     50,000              5              12,495                   -                    -                 12,500

      10/01 Shares Issued to Settle Debt at $0.33 Per Share            1,507,739            151             502,808                   -                    -                502,959

      10/01 Shares Issued for Services at $0.33 Per Share                113,682             11              37,504                   -                    -                 37,515

      11/01 Shares Issued for Cash at $0.51 Per Share                    275,000             27             141,223                   -                    -                141,250

      Net Loss for the Year Ended December 31, 2001                            -              -                   -                   -            (465,476)              (465,476)
                                                                    ------------     -----------     ---------------     ---------------     ----------------     ------------------
Balance, December 31, 2001                                             3,647,208            365           2,573,620                   -          (3,316,920)              (742,935)

      8/02 Shares Issued for Cash at $0.30 Per Share                      56,113              5              16,995                   -                    -                 17,000

      Net Loss for the Year Ended December 31, 2002                            -              -                   -                   -             (213,045)              (213,045)
                                                                   -------------    ------------     --------------     ---------------     -----------------    -------------------

Balance, December 31, 2002                                             3,703,321            370           2,590,615                   -          (3,529,965)              (938,980)

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------- -- ----------- -- --------------- -- ----------------- -- ----------------- -- -----------------

                                                                                                                                                   Deficit
                                                                                                                                                 Accumulated
                                                                                                        Additional             Share               During                Total
                                                                             Common Stock                 Paid-in          Subscriptions         Development         Stockholders'
                                                                     -----------------------------
                                                                         Shares          Amount           Capital            Received               Stage               Equity
                                                                     --------------    -----------    ---------------    -----------------    -----------------    -----------------

      1/03 Shares Issued For Cash at $0.30 Per Share                     23,000  $            2   $          6,898   $               -   $                 -                  6,900

      2/03 Shares Issued For Cash at $0.30 Per Share                     60,000               6             17,994                   -                     -                 18,000

      9/03 Shares Issued to Settle Debt at $0.30 Per Share            2,734,954             274            820,213                   -                     -                820,487

      10/03 Shares Issued for Services at $0.20 Per Share               200,000              20             39,980                   -                     -  $               40,000

      10/03 Shares Issued for Cash at $0.30 Per Share                   150,000              15             44,985                   -                     -                  45,000

      Net Loss for the Year Ended December 31, 2003                           -               -                  -                   -             (281,905)               (281,905)
                                                                  --------------    ------------     --------------     ---------------     ----------------     -------------------

Balance, December 31, 2003                                            6,871,275             687          3,520,685                   -           (3,811,870)               (290,498)

      3/04 Shares Issued to For Cash at $0.20 Per Share                 450,000              45             89,955                   -                     -                  90,000

      5/04 Shares Issued for Cash at $0.25 Per Share                    200,000              20             49,980                   -                     -                  50,000

      Net Loss for the Year Ended December 31, 2004                           -               -                  -                   -              (91,450)                (91,450)
                                                                  --------------    ------------     --------------     ---------------     ----------------     -------------------
Balance, December 31, 2004                                            7,521,275             752          3,660,620                   -           (3,903,320)               (241,948)

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------- -- ----------- -- --------------- -- ----------------- -- ----------------- -- -----------------

                                                                                                                                                   Deficit
                                                                                                                                                 Accumulated
                                                                                                        Additional             Share               During                Total
                                                                             Common Stock                 Paid-in          Subscriptions         Development         Stockholders'
                                                                     -----------------------------
                                                                         Shares          Amount           Capital            Received               Stage               Equity
                                                                     --------------    -----------    ---------------    -----------------    -----------------    -----------------

      1/05 Shares Issued For Services at $0.21 Per Share                600,000   $           60  $             125,940   $               -   $                -   $        126,000

      3/05 Shares Issued For Cash at $0.20 Per Share                     25,000                3                  4,997                   -                    -              5,000

      5/05 Shares Issued For Cash at $0.20 Per Share                    700,000               70                139,930                   -                    -            140,000

      5/05 Fair Value of Warrants issued at $0.25 per warrant                 -                -                182,200                   -                    -            182,200

      6/05 Shares Issued For Cash at $0.25 Per Share                    400,000               40                 99,960                   -                    -            100,000

      6/05 Shares Issued For Cash at $0.35 Per Share                     50,000                5                 61,996                   -                    -             62,001

      7/05 Shares Issued For Cash at $0.20 Per Share                    180,000               18                 35,982                   -                    -             36,000

      7/05 Fair Value of Warrants issued at $0.25 per warrant                 -                -                 71,200                   -                    -             71,200

      8/05 Shares Issued For Cash at $0.20 Per Share                    100,000               10                 19,990                   -                    -             20,000

      8/05 Fair Value of Warrants issued at $0.25 per warrant                 -                -                 46,900                   -                    -             46,900

      8/05 Shares Issued For Services at $0.58 Per Share                500,000               50                289,950                   -                    -            290,000

      10/05 Shares Issued For Services at $1.20 Per Share               105,000               10                125,990                   -                    -            126,000

      10/05 Shares Issued For Cash at $0.20 Per Share                    40,000                4                  7,996                   -                    -              8,000

      10/05 Shares Issued For Cash at $0.35 Per Share                   200,000               20                 69,980                   -                    -             70,000

      10/05 Fair Value of Warrants issued at $0.40 per warrant                -                -                128,400                   -                    -            128,400

      10/05 Subscriptions received                                            -                -                      -              20,000                    -             20,000

      11/05 Shares Issued For Acquisitions of Planktos, Inc.
      at $1.00 Per Share                                              1,500,000              150              1,499,850                   -                    -          1,500,000

      11/05 Shares Issued For Acquisitions of D2Fusion, Inc.
      at $1.00 Per Share                                              2,000,000              200              1,999,800                   -                    -          2,000,000

      12/05 Shares Issued For Cash at $0.20 Per Share                   705,000               71                140,929                   -                    -            141,000

      12/05 Fair Value of Warrants issued at $0.25 per warrant                -                -                350,400                   -                    -            350,400

      12/05 Shares Issued For Cash at $0.35 Per Share                   300,000               30                104,970                   -                    -            105,000

      12/05 Fair Value of Warrants issued at $0.40 per warrant                -                -                184,400                   -                    -            184,400

      Net Loss for the Year Ended December 31, 2005                           -                -                      -                   -          (6,602,698)        (6,602,698)
                                                                 ---------------    ------------     -----------------      ---------------     ---------------  ------------------

Balance, December 31, 2005                                           14,926,275           1,493               9,352,380              20,000         (10,506,018)        (1,132,145)

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------- -- ----------- -- --------------- -- ----------------- -- ----------------- -- -----------------

                                                                                                                                                   Deficit
                                                                                                                                                 Accumulated
                                                                                                        Additional             Share               During                Total
                                                                             Common Stock                 Paid-in          Subscriptions         Development         Stockholders'
                                                                     -----------------------------
                                                                         Shares          Amount           Capital            Received               Stage               Equity
                                                                     --------------    -----------    ---------------    -----------------    -----------------    -----------------

      2/06 Shares Issued For Cash at $0.25 Per Share                        705,000   $       70   $         176,180   $            -   $                 -   $             176,250

      3/06 Shares Issued For Cash at $0.25 Per Share                         80,000            8              19,992          (20,000)                    -                       -

      3/06 Shares Issued For Cash at $0.40 Per Share                         20,000            2               7,998                -                     -                   8,000

      5/06 Shares and Warrants Issued For Cash at $0.33 Per Unit            500,000           50             164,950                -                     -                 165,000

      6/06 Shares Issued For Cash at $0.28 Per Share                      3,540,212          354           1,001,853                -                     -               1,002,207

      7/06 Shares Issued For Cash at $0.27 Per Share                         66,222            6              17,961                -                     -                  17,967

      8/06 Shares Issued For Cash at $0.27 Per Share                          4,100            1               1,106                -                     -                   1,107

      8/06 Shares and Warrants Issued for Cash at $0.35 Per Unit             31,500            3              11,022                -                     -                  11,025

      Net loss, year ended December 31, 2006                                      -            -                   -                -           (1,608,683)              (1,608,683)
                                                                     ---------------     --------     ---------------     ------------     -----------------     -------------------
Balance, December 31, 2006                                               19,873,309   $    1,987   $      10,753,442   $            -   $      (12,114,701)    $         (1,359,272)

                                                                     ===============     ========     ===============     ============     =================     ===================

                              The accompanying notes are an integral part of these financials statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------- --- ------------------ -- -- ------------------ -- --- ------------------

                                                                                                    Year Ended                Year Ended                  through
                                                                                                   December 31,              December 31,               December 31,
                                                                                                       2006                      2005                       2006
                                                                                                -------------------        ------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss
                                                                                            $          (1,608,683)      $        (6,602,698)      $        (12,114,701)
        Adjustments to reconcile net loss to net cash used in operating activities:
        (Net of Acquisition/Sale)

              Depreciation                                                                                   2,838                     3,801                    203,644

              Amortization on discount of debentures                                                         2,401                         -                      2,401

              Bad debt                                                                                      25,000                         -                    250,000

              Stock issued for services                                                                          -                   454,836                    706,851
              Services for pre-paid expense                                                                169,165                         -                    169,165

              Gain on derivatives                                                                         (11,330)                         -                   (11,330)

              Stock issued for RandD expenses                                                                    -                         -                    439,900

              Loss on sale of assets                                                                         8,292                         -                     10,867

              Gain on investments                                                                                -                         -                   (17,199)

              Gain on sale of subsidiary                                                                         -                         -                  (120,711)
              Gain on forgiveness of debt                                                                (172,227)                         -                  (172,227)

              Impairment of patents                                                                              -                         -                     39,648

              Financing costs                                                                                    -                   963,500                    963,500

              Impairment of goodwill                                                                             -                 3,500,000                  3,514,118

              Provision for loss on contract                                                                     -                   967,500                    967,500

              Minority interest                                                                                  -                         -                  (123,856)
              (Increase) decrease in:

                    Accounts receivable                                                                          -                         -                         39

                    Deposits                                                                                   400                  (29,820)                   (24,883)

                    Prepaid expenses                                                                      (21,248)                   (4,402)                    (3,857)
              Increase (decrease) in:

                    Accounts payable                                                                        11,798                       322                    135,576

                     Accrued expenses and other current liabilities                                         22,602                     5,768                    253,328

                    Deferred revenues                                                                            -                   250,000                    250,000
                                                                                                -------------------        ------------------         -------------------

              Net cash used by operating activities
                                                                                                       (1,570,992)                 (491,193)                (4,682,227)
                                                                                                -------------------        ------------------        -------------------

                                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------- --- ------------------ -- -- ------------------ -- --- ------------------

CASH FLOWS FROM PROVIDED BY INVESTING ACTIVITIES

        Cash acquired from sale of subsidiary                                               $                    -      $                  -      $             180,000

        Cash acquired (sold) from subsidiary                                                                     -                         -                    247,512

        Cash paid to subsidiary                                                                                  -                         -                  (107,568)

        Cash paid to RECO and Sunspring                                                                          -                         -                    (2,076)

        Cash paid for patent costs                                                                               -                         -                  (106,318)

        Cash received (paid) for property and equipment                                                      2,445                  (14,411)                   (71,846)

        Cash paid for deposits                                                                                   -                         -                    (4,837)

        Cash received on sale of assets                                                                          -                         -                     23,000

        Cash paid for notes receivable                                                                           -                         -                  (295,000)

        Cash paid for mining and mineral rights                                                                  -                    50,000                          -
                                                                                                -------------------        ------------------        -------------------
              Net cash provided (used) by investing activities
                                                                                                             2,445                    35,589                  (137,133)
                                                                                                -------------------        ------------------        -------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
        Issued stock for cash                                                                            1,401,556                   605,000                  3,647,469

         Cash received from related party notes payable                                                    102,774                    18,701                    619,882

        Stock subscription                                                                                (20,000)                    20,000                          -

        Proceeds from debenture payable                                                                    100,000                         -                    100,000

        Cash received from advances by shareholders                                                              -                         -                  2,044,099

        Cash paid on debt financing                                                                              -                         -                (1,388,178)
                                                                                                -------------------        ------------------        -------------------
        Net cash provided by financing activities
                                                                                                         1,584,330                   643,701                  5,023,272
                                                                                                -------------------        ------------------        -------------------

        NET INCREASE (DECREASE) IN CASH                                                                     15,783                   188,097                    203,912

CASH, BEGINNING OF PERIOD                                                                                  188,129                        32                          -
                                                                                                -------------------        ------------------        -------------------

CASH, END OF PERIOD                                                                          $             203,912      $            188,129      $             203,912

                                                                                                ===================        ==================        ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                                        $                          $                         $
                                                                                                                 -                         -                     17,195
                                                                                                ===================        ==================        ===================
        Income taxes paid                                                                    $                          $                         $
                                                                                                                 -                         -                          -
                                                                                                ===================        ==================        ===================

                              The accompanying notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 1 – DESCRIPTION AND HISTORY OF BUSINESS

The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

Solar Energy Limited (the “Company”) was originally incorporated as Taurus Enterprises, Inc. under the laws the State of Delaware on January 5, 1994. In August of 1996, the Company merged with Salvage World, Inc., a private company, changed its name to “Salvage World, Inc.” and reincorporated in the state of Nevada. On December 17, 1997 the Company merged with Solar Energy Limited (“Solar”) a Delaware corporation organized on July 24, 1997 and changed the name to “Solar Energy Limited.” The surviving corporation is a Delaware corporation and the authorized shares were changed to 50,000,000 par value $0.0001.

On January 1, 1998, the Company acquired 100% of Hydro-Air Technologies, Inc. (“Hydro”) a New Mexico corporation organized June 18, 1997. Hydro owns various rights to patented intellectual property called Hydro-Air Renewable Power System (“HARPS”), and has developed a prototype system to generate electricity from the evaporation of water.

In January 1999 the Company issued 35,000 shares of stock for the acquisition of 100% of Renewable Energy Corporation (“RECO”) a New Mexico corporation organized November 30, 1998. RECO owns various rights to patented intellectual property associated with the solar recycling of CO2 to fuel.

On June 30, 2000, the Company sold 100% of its interest in RECO to Jade Electronic, Inc., who changed its name to Renewable Energy Limited (“REEL”) for 63% of the outstanding stock of REEL and cash of $180,000. At the point of sale REEL had no assets and no liabilities, thus RECO became its only assets, liabilities and operations at June 30, 2000. Because the Company essentially sold 37% of its interest in RECO for cash of $180,000, the Company recorded minority of interest of $162,800 and a gain of $17,200.

In April 2000, the Company acquired all of the outstanding common stock of Sunspring, Inc. (“Sunspring”) for $14,500. Sunspring was incorporated in April 2000 as Holisticom.com Limited and subsequently changed its name to “Sunspring, Inc.” in August 2000. Sunspring is a development stage company and has directed its efforts towards development of new technology.

On April 27, 2004, the Company entered into a stock purchase agreement for RECO with Los Alamos Renewable Energy, LLC, (“LARE”) a limited liability company for which two of the Company’s former officers and directors act as managing members. Pursuant to the agreement, an additional 99,900 shares of common stock of RECO were issued to the Company and an additional 200,000 shares of RECO were issued to LARE. In effect, the transaction resulted in the Company owning a 21% interest in RECO and using the equity method of accounting instead of the consolidation method. The Company has also forgiven debt due from RECO. At December 31, 2004, a gain of $56,138 has been recognized due to the recapture of prior year losses.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

On August 10, 2005, the Company entered into a stock purchase agreement with Mr. Russ George to acquire 100% of the issued and outstanding stock of Planktos, Inc. (“Planktos”) for the purchase price of $1,500,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The proprietary greenhouse emission technology acquired as a result of this acquisition is focused on taking advantage of the Kyoto Protocol which enables companies and governments to offset regulated greenhouse emission restrictions by investing in CO2 reduction programs in exchange for certified emission reduction (“CER”) credits. These CER credits are traded much like commodities and have their own market of which they are listed for sale. In determining the purchase price, consideration was given to previous amounts invested in developing this technology up to the point of acquisition. On November 21, 2005, Mr. George converted the debenture for 1,500,000 of the Company’s restricted common shares.

On August 17, 2005, the Company and its wholly owned subsidiary, Planktos, executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation (“Diatom”) whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 over the next six months of which Diatom has agreed to provide up to 25%. The Company will be responsible for funding the remainder of the developmental funding. The agreement also provides for a royalty agreement which will entitle Planktos and the Company to 75% of net sales revenue generated by Diatom from the sale of CER credits created from the sequestration process until the Company and Planktos have recouped their costs. Thereafter, th e Company and Planktos will be entitled to 25% of net sales revenue generated by Diatom from the sale of CERs. Diatom has paid $250,000 in cash for the exclusive marketing and intellectual property rights. Since the Company has committed to fund 75% of the estimated cost to develop the program, a provision for the estimated loss on the contract of $967,500 has been recognized.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Solar Energy Limited is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions.

Deferred Revenue

The Company received deferred revenue from licensing its marketing and intellectual property rights to its CO2 sequestration process. Currently, the sequestration process is not yet commercially viable. Once the process becomes commercially viable, the Company will recognize license revenues on a straight-line basis over the license term.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133", SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

The Company issued convertible debt and accounts for that debt according to SFAS 133 and subsequent pronouncements. Consequently, management recognizes the convertible debt contract as a derivative instrument and accounts for the derivative according to generally accepted accounting principles in the U.S.

During the year ended December 31, 2006, the Company issued a debenture for a total of $100,000. The debenture included provisions for the conversion of the debt and interest into shares of the Company’s common stock or into CO2 Tonnes. See Note 7.

Development Stage Activities

The Company has been in the development stage since inception. The Company has no revenues from its planned operations. The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share.” Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive.

As of December 31, 2006, the Company had outstanding common stock options of 500,000 common stock warrants of 1,931,500, and convertible debt subject to beneficial conversion of 247,904 common shares. The above options and warrants were deemed to be antidilutive for the Company’s year end of December 31, 2006.

As of December 31, 2005, the Company had outstanding common stock options of 500,000, common stock warrants of 2,185,000, and no convertible debt subject to beneficial conversion. The above options, warrants, and convertible securities were deemed to be antidulitive for the Company’s year end of December 31, 2005.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

Foreign Currency Translation Gains/Losses

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. The Company’s functional currency is the U.S. dollar.

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

Impaired Asset Policy

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable.

Principles of Consolidation

The December 31, 2006 and December 31, 2005 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro; Sunspring; REEL; Planktos, Inc.; and D2 Fusion, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using a declining balance basis at 20% per year. See Note 4.

Provision for Loss on Contract

The Company recognizes funding commitments for undeveloped programs as long-term liabilities. As funding is advanced by the Company for these programs, the liability is reduced by the amount of the advances.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106 and 132(R)". This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (hereinafter “SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140,” (hereinafter “SFAS No. 156”). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not rela te to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140,” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fai r value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company has adopted this statement and as a result recorded a derivative with the issuance of convertible debt. See Note 7.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. Management believes the adoption of SFAS No. 154 had no immediate impact on the financial position, results of operations, or cash flows.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2006 presentation. The reclassifications have no effect on net assets, net revenues, or net earnings.

Revenue Recognition

The Company recognizes revenue for product sales when there is a mutually executed sales contract, when the products are shipped and title passes to customers, when the contract price and terms are fixed, and when collectibility is reasonably assured.

Use of estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash and revenues, has incurred a net loss for year ended December 31, 2006, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing of its project; and (4) obtaining loans and grants from various financial institutions, where possible. The financial sta tements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at December 31, 2006 and December 31, 2005:

                                                                     December 31,            December 31,
                                                                     -----------             -----------
                                                                         2006                      2005
                                                                     -----------             -----------

         Office Equipment and Furniture                              $         -             $    43,106
         Tools                                                                 -                   2,264
                                                                     -----------             -----------
                                                                               -                  45,370
         Accumulated Depreciation                                              -                (31,795)
                                                                     -----------             -----------
         Net Property and Equipment                                  $         -             $    13,575
                                                                     ===========             ===========

Depreciation expense was $2,838 and $3,801 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY TRANSACTIONS

During 2005, the Company issued 2,650,000 shares of common stock for cash proceeds of $605,000, 1,255,000 shares of common stock for prepaid expenses and services of $585,400 and 3,500,000 shares of common stock for the acquisitions of Planktos and D2 Fusion.

During 2006, the Company issued 785,000 shares of common stock for the exercise of warrants for cash proceeds of $196,250 and 4,162,034 common shares for private placements for net cash proceeds of $1,205,306.

NOTE 6 — NOTES PAYABLE — RELATED PARTY

The loan from Bay Cove Investments, Ltd., a shareholder, is uncollateralized, bears interest at 6% per annum and is due upon demand. The loan balance at December 31, 2006 and December 31, 2005 was $168,260 and $65,486, respectively.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 7 – DEBENTURE PAYABLE

This loan bears interest at 10% per year for a three year term. Principal and interest may be converted into common shares of the Company at an average trading price of the previous 10 days once the holder has given the Company notice of conversion. Upon such notice, the maximum conversion price is $0.75 per common share. The holder of the debenture also has the right, at its option, to convert the principal and interest amount due into CO2 Tonnes at any time prior to the end of the three year term, at a rate determined by one United States Dollar ($1.00) per CO2 Tonne, subject to Company’s ability to deliver such CO2 Tonnes at the time of conversion. As of December 31, 2006, none of the principal of $100,000 or accrued interest of $3,252 has been converted.

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the debenture payable. The recorded discount is amortized as interest expense using the effective interest method over the life of the debt and as of December 31, 2006, the discount has been amortized by $2,401 to $27,150 which when netted against the original note gives a value of the debenture payable of $72,850.

The derivative portion, which was considered an embedded beneficial conversion feature that meets the definition of derivative financial instruments, has been bifurcated from host instrument. The valuation placed on this derivative was deemed by the Company to be additional costs related to the issuance of the debenture payable. The derivative portion is adjusted on a quarterly basis at fair market value, any gain or loss is recognized in the consolidated statement of operations.

NOTE 8 – MINING & MINERAL RIGHTS

On November 17, 2004, the Company entered into an agreement with Manhattan Minerals Corp. (“Manhattan”) to purchase certain mining and mineral rights located in the vicinity of Tambogrande, Peru. Pursuant to the agreement, the Company was required to pay cash totaling $600,000. As of December 31, 2004, the Company had paid a $50,000 refundable deposit to Manhattan. The Company and Manhattan, by mutual consent, terminated the agreement in May of 2005, with the understanding that the $50,000 deposit would be refunded to the Company, of which $25,000 was refunded as of June 30, 2005. As of December 31, 2006, the remaining deposit of $25,000 remains due to the Company and has been written off, as the Company has determined that it is uncollectible.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 9 – COMMITMENTS

The founder of the HARPS technology has granted Hydro an exclusive license to develop, manufacture and market the same. For the license, Hydro is committed to a 1% royalty on gross sales of the units and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro.

On August 17, 2005, the Company and Planktos executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 of which Diatom has agreed to provide up to 25%. The Company will be responsible for funding the remainder of the developmental funding.

On October 19, 2006 Diatom has tendered an offer to acquire 100% of the shares of Planktos. The offer is subject to Diatom providing working capital sufficient to permit Planktos to achieve its production goals. According to the offer, the Company will receive 30,000,000 shares of Diatom’s stock in exchange for Planktos.

Lease Commitments

The Company’s maintains an office located in Vancouver, British Columbia. The Company pays approximately $2,700 a month. The term of the Company’s lease is five years terminating at the end of April in 2009.

The Company also maintains office and research and development space for both Planktos and D2Fusion in Foster City, California. The Company pays approximately $4,200 a month. The term of the Company’s lease on this space terminates in December 2009.

The Company maintains additional office and research and development space for D2Fusion in Los Alamos, New Mexico. The Company pays approximately $2,000 a month. The term of the Company’s lease is on a month to month basis.

The Company’s future obligations under office space operating lease agreements are as follows:

Year Ending:
       December 31, 2007                         $    82,800

       December 31, 2008                              82,800

       December 31, 2009                              61,200

       December 31, 2010                                   -

       December 31, 2011                                   -

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 10 – STOCK OPTIONS

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006 under the prospective method therefore no compensation expense under SFAS No. 123R with respect to unvested stock options was recorded during the first quarter of 2006.

Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

Information with respect to the Company’s stock options at December 31, 2006 is as follows:

                                                                                           Weighted
                                                     Stock             Exercise             Average
                                                    Options              Price             Exercise
                                                    ------------     -----------       -------------

     Outstanding at January 1, 2005                      500,000     $       .33        $       .33
      Granted                                               -                  -                  -
      Exercised                                             -                  -                  -
      Forfeited                                             -                  -                  -
                                                    ------------     -----------       -------------
     Outstanding at December 31, 2005                    500,000             .33                .33
      Granted                                               -                  -                  -
      Exercised                                             -                .33                .33
      Forfeited                                             -                  -                  -
                                                    ------------     -----------       -------------
     Outstanding at December 31, 2006                    500,000     $       .33        $       .33
                                                    ============     ===========       =============

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 11 – WARRANTS

A summary of the Company’s warrants at December 31, 2006 and December 31, 2005 and the changes for 2006 are as follows:

                                                                         Weighted           Weighted
                                                                         Average            Average
                                                       Warrants          Exercise          Remaining
                                                      Outstanding         Price               Life
                                                     --------------   ---------------   -----------------

        Balance, December 31, 2004                       -            $     -                    -
                 Issued                              2,185,000           0.28              1.71 years
                 Exercised / Cancelled / Expired         -                  -                    -
                                                     --------------   ---------------   -----------------

        Balance, December 31, 2005                   2,185,000           0.28              1.71 years
                 Issued                               531,500            0.40                 1.32
                 Exercised / Cancelled / Expired     (785,000)          (0.25)                   -
                                                     --------------   ---------------   -----------------

        Balance December 31, 2006                    1,931,500          $ 0.33             0.81 years
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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 12 – INCOME TAXES

At December 31, 2006 and 2005, the Company had gross deferred tax assets calculated at an expected blended rate of 35% of approximately $2,339,295 and $1,776,256, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2006 and 2005. The net change in the allowance account was an increase of $626,533 for the year ended December 31, 2006.

The significant components of the Company's deferred tax assets at December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
Net Operating Income (Loss)
Net loss per Financial Statements	$ (1,608,683)	$ (6,602,698)
Add:	-	-
Provision for loss on contract	-	967,500
Stock based compensation	-	963,500
Impairment of goodwill	-	3,500,000
Net Operating Loss for the year - NOL	$ (1,608,683)	$ (1,171,698)

Net Operating Losses Carryforward
Prior year Cumulative Total	$ 5,075,018	$ 3,903,320
Current Year NOL	1,608,683	1,171,698
Net Operating Losses Carryforward Cumulative	$ 6,683,701	$ 5,075,018

Effective Tax Rate
Federal statutory tax rate	35.00%	35.00%
State taxes	0.00%	0.00%
	35.00%	35.00%

Deferred Tax Asset
Deferred tax asset before allowance	$ 2,339,295	$ 1,776,256
Valuation allowance	(2,339,295)	(1,776,256)
Net deferred tax asset	$ -	$ -

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006

NOTE 13 – SUBSEQUENT EVENTS

On January 12, 2007, the Company entered into a securities exchange agreement and plan of exchange with Planktos Corp. (formerly Diatom Corporation) whereby Solar intends to sell 100% ownership of Planktos, Inc. to Planktos Corp., in exchange for an aggregate of 45,000,000 shares of Planktos Corp.‘s common stock, and the fulfillment of certain conditions on or before closing. The conditions include that Planktos Corp. (a) make available working capital of no less than $1,000,000 to Planktos, Inc. on or before the acquisition is completed, (b) cancel 45,000,000 shares of its issued and outstanding common share capital on or before the acquisition is completed, and (c) obtain shareholder approval of the transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 26, 2007, the Company received notice of Chisholm Bierwolf & Nilson, LLC’s (“Chisholm”) decision to resign as our independent registered public accounting firm.

The reports of Chisholm on the consolidated financial statements of the Company as of and for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2005 and 2004, and through January 26, 2007, there were no disagreements with Chisholm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chisholm, would have caused Chisholm to make reference to the subject matter of the disagreement in its reports on the Company’s consolidated financial statements for such periods.

On January 29, 2007, upon the authorization and approval of the board of directors, the Company engaged Williams & Webster, P.S. (“Williams”) as our independent registered public accounting firm.

No consultations occurred between the Company and Williams during the years ended December 31, 2005 and 2004 and through January 29, 2007 regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or other information provided that was an important factor considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as our chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

However, our principal executive officer and chief financial officer has concluded that changes will be made to internal controls over financial reporting which may materially affect our financial reporting. Our principal executive officer and chief financial officer has made certain proposals to the Company’s board of directors to implement changes to safeguard against future errors in financial disclosure. The proposals include a segregation of the duties of principal executive officer and chief financial officer, and the formation of an audit committee. Our principal executive officer and chief financial officer believes that the segregation of a chief executive officer’s duties from that of a chief financial officer and the formation of an audit committee would cause the Company to better evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures on a constant basis with the intention of discovering any potential misstatements prior to erroneous disclosure.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

NAME	AGE	POSITION
Andrew Wallace	57	chief executive officer, chief financial officer, principal accounting officer and director
William Sherban	74	director
Toby Thatcher	28	director

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

Toby Thatcher was appointed to the Company’s board of directors on March 14, 2007. Mr. Thatcher will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Toby Thatcher earned a Master’s Degree in applied science and a Bachelor’s Degree in mechanical engineering from the University of Victoria in British Columbia, Canada. He currently works for the British Columbia Transmission Corporation as an Asset Management Engineer. Mr. Thatcher’s previous work experience focused on engineering technology for energy and emissions reductions in mining, natural gas and automotive industries. This work included vehicle emissions research with Environment Canada, cryogenic gas purification and hydrometallurgy.

Board of Directors Committees

The board of directors has not established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company would be required to establish an audit committee.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of our Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of a certain individuals who during the period ended December 31, 2006 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

o Andrew Wallace, a director and executive officer, failed to file on Form 3, 4 or 5;

o William Sherban, a director, failed to file on Form 3, 4 or 5;

o Nora Coccaro, a former director, failed to file on Form 4 or 5; and

o Russ George, a significant shareholder, failed to file on Form 3 or 5.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our sole executive officer. Since the Company is in the development stage company no salary is paid to retain the services of our executive officer. Instead our sole executive officer has been compensated for his service as a director rather than as an officer in the form of a restricted stock award. We use this form of compensation as we feel that it is adequate to retain and motivate our executive officer. The amount we deem appropriate to compensate our executive officer is determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to include a salary for our executive officer and any additional future executive employees, which compensation may include options and other compensatory elements.

Table

The following table provides summary information for the years 2006, 2005, and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Andrew Wallace , CEO, CFO, PAO and director	2006 2005 2004	- - -	- - -	- 60,000 -	- - -	- - -	- - -	- - -	- 60,000 -

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does the Company have any “Post Employment Payments” to report.

Directors received no compensation for their service as directors in 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the ownership of the Company’s common stock as of April 12, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 12, 2007, there were 19,873,309 shares of common stock issued and outstanding.

Title of Class	Name and Address	Shares	% of Class
Common	Andrew Wallace, director, CEO, CFO 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	50,000	<1
Common	William Sherban director 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	20,000	<1
Common	Toby Thatcher, director 2610-1066 West Hastings Street Vancouver, British Columbia V6E 3X2	0	0
Common	Baycove Capital Corp. 7371 Brandywine Place Vancouver, British Columbia V5S 3Z7	1,814,954	9.1
Common	Central Shipping Investment, Inc. 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	1,410,000	7.1
Common	Russ George 1181 Chess Drive, Suite H Foster City, California 944404	3,500,000	18.0
	All executive officers and directors as a group (3)	70,000	<1

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 20, 2006, the Company authorized the issuance of 705,000 shares of common stock valued at $0.25 per share to Central Shipping Investment, Inc., for cash consideration in the amount of $176,250.

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

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 28 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Williams & Webster, P.S., provided audit services in connection with its annual report for the fiscal year ended December 31, 2006. The aggregate fees billed by Williams & Webster for the audit of the Company’s financial statements was $25,000 in 2006.

Chisholm, Bierwolf & Nilson, LLC, provided audit services in connection with its annual report for the fiscal year ended December 31, 2005. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $_________ in 2006 and $16,000 in 2005.

Audit Related Fees

Williams & Webster, P.S., billed to the Company no fees in 2006 for professional services that are reasonably related to the audit of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Chisholm, Bierwolf & Nilson, LLC, billed to the Company no fees in 2005 for professional services that are reasonably related to the audits or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Williams & Webster, P.S., billed to the Company no fees in 2006 for professional services rendered in connection with the preparation of the Company's tax return for the period.

Chisholm, Bierwolf & Nilson, LLC, billed to the Company no fees in 2005 for professional services rendered in connection with the preparation of the Company’s tax return for the period.

All Other Fees

Williams & Webster, P.S., billed to the Company no fees in 2006 for professional services rendered or any other services not disclosed above.

Chisholm, Bierwolf & Nilson, LLC, billed to the Company no fees in 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Williams & Webster, P.S. and Chisholm, Bierwolf & Nilson, LLC, as detailed above, were pre-approved by the Company’s board of directors. Williams & Webster, P.S. and Chisholm, Bierwolf & Nilson, LLC, performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of April 2007.

Solar Energy Limited /s/ Andrew Wallace By: Andrew Wallace Its: Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Wallace Andrew Wallace	Director	April 12, 2007
/s/ William Sherban William Sherban	Director	April 12, 2007
/s/ Toby Thatcher Toby Thatcher	Director	April 12, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation (incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999)
3(ii)	*	By-laws (incorporated herein by reference to the Company's Form 10-SB filed with the Commission on January 28, 1999)
10(i)	*

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

Iron-Fertilization Prove-Out and Purchase Agreement with Planktos Corp. (formerly Diatom Corporation, dated August 18, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005)

10(v)	*

Securities Exchange Agreement and Plan of Exchange with Planktos Corp. (formerly Diatom Corporation dated January 12, 2007 (incorporated by reference to the Company's Form 8-K filed with the Commission on January 19, 2007)

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