Form 10QSB
period 2007-03-31
SOLAR ENERGY LTD
filed 2007-05-18
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

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

Yes☑              No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐              No☑

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of May 17, 2007 was 21,323,309.

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

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------- ------- ----------------- --- --- -------------------

                                                                           March 31,                December 31,
                                                                             2007                       2006
                                                                         (unaudited)
                                                                       -----------------         -------------------
ASSETS

CURRENT ASSETS
       Cash                                                         $            51,788       $             203,912
       Prepaid expenses                                                          18,545                      26,357
                                                                       -----------------         -------------------
            TOTAL CURRENT ASSETS                                                 70,333                     230,269
                                                                       -----------------         -------------------

OTHER ASSETS
       Deposits                                                                   4,720                       4,720
                                                                       -----------------         -------------------

TOTAL ASSETS                                                        $            75,053       $             234,989
                                                                       =================         ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable and accrued expenses                        $            74,102       $              91,904
       Accrued interest - related party                                          13,406                       9,750
       Other current liabilities                                                 29,200                       6,700
       Note payable to related party                                            899,334                     174,084
       Deferred revenues                                                        250,000                     250,000
                                                                       -----------------         -------------------
            TOTAL CURRENT LIABILITIES                                         1,266,042                     532,438
                                                                       -----------------         -------------------

LONG-TERM LABILITIES
       Debenture payable, net of discount                                        74,777                      72,850
       Accrued interest                                                           5,855                       3,252
       Derivative from debenture payable                                         24,610                      18,221
       Provision for loss on contract                                           967,500                     967,500
                                                                       -----------------         -------------------
            TOTAL LONG-TERM LIABILITIES                                       1,072,742                   1,061,823
                                                                       -----------------         -------------------

COMMITMENTS AND CONTINGENCIES                                                         -                           -
                                                                       -----------------         -------------------

STOCKHOLDERS' DEFICIT
       Common stock, 50,000,000 shares authorized; $0.0001 par
       value, 19,873,309 shares issued  and outstanding                           1,987                       1,987
       Additional paid-in capital                                            10,753,442                  10,753,442
       Accumulated deficit during development stage                        (13,019,160)                (12,114,701)
                                                                       -----------------         -------------------
            TOTAL STOCKHOLDERS'  DEFICIT                                    (2,263,731)                 (1,359,272)
                                                                       -----------------         -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $            75,053       $             234,989
                                                                       =================         ===================

                    The accompanying notes are an integral part of these consolidated interim financial statements

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------ --- --------------- ---- ---------------
                                                                                                              From Inception
                                                                                                                (January 5,
                                                                                                                   1994)
                                                                             Three Months Ended                   through
                                                                     -----------------------------------
                                                                       March 31,           March 31,             March 31,
                                                                          2007                2006                 2007
                                                                      (unaudited)         (unaudited)           (unaudited)
                                                                     ---------------     ---------------      ---------------

REVENUES                                                          $               -   $               -    $               -
                                                                     ---------------     ---------------      ---------------

EXPENSES
       General and administrative                                           502,396             433,767            5,243,847
       Vessel operating costs                                               253,849                   -              253,849
       Research and development                                             110,899              67,381            2,596,026
       Impairment of patents                                                      -                   -               39,648
       Impairment of goodwill                                                     -                   -            3,514,118
                                                                     ---------------     ---------------      ---------------
            TOTAL EXPENSES                                                  867,144             501,148           11,647,488
                                                                     ---------------     ---------------      ---------------

LOSS FROM OPERATIONS                                                      (867,144)           (501,148)         (11,647,488)
                                                                     ---------------     ---------------      ---------------

OTHER INCOME (EXPENSES)
       Other income                                                               -              10,000              349,886
       Financing costs                                                            -                   -            (963,500)
       Charitable contribution                                             (25,000)                   -             (25,000)
       Gain (loss) on investments                                                 -                   -               17,200
       Gain (loss) on sale or disposal of assets                                  -                   -             (10,867)
       Gain (loss) on derivative instrument                                 (6,390)                   -                4,940
       Gain on forgiveness of debt                                                -                   -              172,227
       Interest income (expense), net                                       (5,925)               (900)             (67,368)
       Amortization of discount on debenture payable                              -                   -              (2,401)
       Provision for loss on contract                                             -                   -            (967,500)
       Gain (loss) on sale of subsidiary                                          -                   -              120,711
                                                                     ---------------     ---------------      ---------------
            TOTAL OTHER INCOME (EXPENSE)                                   (37,315)               9,100          (1,371,672)
                                                                     ---------------     ---------------      ---------------

LOSS BEFORE TAXES                                                         (904,459)           (492,048)         (13,019,160)

INCOME TAXES                                                                      -                   -                    -
                                                                     ---------------     ---------------      ---------------

NET LOSS                                                          $       (904,459)   $       (492,048)    $    (13,019,160)
                                                                     ===============     ===============      ===============

       NET LOSS PER COMMON SHARE,
            BASIC AND DILUTED                                     $          (0.05)   $          (0.03)
                                                                     ===============     ===============
       WEIGHTED AVERAGE NUMBER OF
            COMMON SHARES OUTSTANDING,
            BASIC AND DILUTED                                            19,873,309          15,259,998
                                                                     ===============     ===============

                    The accompanying notes are an integral part of these consolidated interim financial statements

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------- -- -------------- -- --- --------------- -- --- --------------

                                                                                                            From Inception
                                                                                                              (January 5,
                                                                                                                 1994)
                                                                        Three Months Ended                      through
                                                               -------------------------------------
                                                                 March 31,             March 31,               March 31,
                                                                   2007                   2006                   2007
                                                                (unaudited)           (unaudited)             (unaudited)
                                                               --------------        ---------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $      (904,459)      $       (492,048)      $   (13,019,160)
     Adjustments to reconcile net loss to net cash used in operating activities:
     (Net of Acquisition/Sale)
          Amortization and depreciation                                    -                    746               203,644
          Amortization on discount of debentures                       1,927                      -                 4,328
          Bad debt                                                         -                      -               250,000
          Stock issued for services                                        -                      -               706,851
          Services for pre-paid expense                                    -                      -               169,165
          Loss on derivative                                           6,390                      -               (4,940)
          Stock issued for R and D expenses                                -                      -               439,900
          Loss on sale of assets                                           -                      -                10,867
          Gain on investments                                              -                      -              (17,199)
          Gain on sale of subsidiary                                       -                      -             (120,711)
          Gain on forgiveness of debt                                      -                      -             (172,227)
          Impairment of patents                                            -                      -                39,648
          Financing costs                                                  -                      -               963,500
          Impairment of goodwill                                           -                      -             3,514,118
          Provision for loss on contract                                   -                      -               967,500
          Minority interest                                                -                      -             (123,856)
          (Increase) decrease in:
              Accounts receivable                                          -                      -                    39
              Deposits                                                     -                      -              (24,883)
              Prepaid expenses                                         7,812                 77,610                 3,955
          Increase (decrease) in:
              Accounts payable                                      (17,802)                 23,308               117,774
              Accrued expenses and other current                      28,758                    969               282,086
              liabilities
              Deferred revenues                                            -                      -               250,000
                                                               --------------        ---------------
                                                                                                            --------------
          Net cash used by operating activities                    (877,374)              (389,415)           (5,559,601)
                                                               --------------        ---------------        --------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
     Cash acquired from sale of subsidiary                                 -                      -               180,000
     Cash acquired (sold) from subsidiary                                  -                      -               247,512
     Cash paid to subsidiary                                               -                      -             (107,568)
     Cash paid to RECO and Sunspring                                       -                      -               (2,076)
     Cash paid for patent costs                                            -                      -             (106,318)
     Cash received (paid) for property and equipment                       -                      -              (71,846)
     Cash paid for deposits                                                -                      -               (4,837)
     Cash received on sale of assets                                       -                      -                23,000
     Cash paid for notes receivable                                        -                      -             (295,000)
                                                               --------------        ---------------        --------------
          Net cash provided (used) by investing activities                 -                      -             (137,133)
                                                               --------------        ---------------        --------------

         The accompanying notes are an integral part of these interim consolidated interim financial statements

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------- -- -------------- -- --- --------------- -- --- --------------

                                                                                                            From Inception
                                                                                                              (January 5,
                                                                                                                 1994)
                                                                        Three Months Ended                      through
                                                               -------------------------------------
                                                                 March 31,             March 31,               March 31,
                                                                   2007                   2006                   2007
                                                                (unaudited)           (unaudited)             (unaudited)
                                                               --------------        ---------------        --------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Issued stock for cash                                                 -                204,249             3,647,469
     Cash received from related party notes payable                  725,250                 74,464             1,345,132
     Stock subscription                                                    -               (20,000)                     -
     Proceeds from debenture payable                                       -                      -               100,000
     Cash received from advances by shareholders                           -                      -             2,044,099
     Cash paid on debt financing                                           -                      -           (1,388,178)
                                                               --------------        ---------------        --------------
     Net cash provided by financing activities                       725,250                258,713             5,748,522
                                                               --------------        ---------------        --------------

     NET INCREASE (DECREASE) IN CASH                               (152,124)              (130,702)                51,788

CASH, BEGINNING OF PERIOD                                            203,912                188,129                     -
                                                               --------------        ---------------        --------------

CASH, END OF PERIOD                                         $         51,788      $          57,427      $         51,788
                                                               ==============        ===============        ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                          $              -      $               -      $         17,195
                                                               ==============        ===============        ==============
     Income taxes paid                                      $              -      $               -      $              -
                                                               ==============        ===============        ==============

    The accompanying notes are an integral part of these interim consolidated interim financial statements

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2007

NOTE 1 – DESCRIPTION AND HISTORY OF BUSINESS AND BASIS OF PRESENTATION

Solar Energy Limited (“the Company”) is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

The Company was originally incorporated as Taurus Enterprises, Inc. under the laws the State of Delaware on January 5, 1994. In August of 1996, the Company merged with Salvage World, Inc., a private company, changed its name to “Salvage World, Inc.” and reincorporated in the state of Nevada. On December 17, 1997, the Company merged with Solar Energy Limited (“Solar”) a Delaware corporation organized on July 24, 1997 and changed the name to “Solar Energy Limited.” The surviving corporation is a Delaware corporation and the authorized shares were changed to 50,000,000 par value $0.0001.

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2007

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

On August 17, 2005, the Company and its wholly owned subsidiary, Planktos, executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation (“Diatom”) whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’s CO2 sequestration process. Planktos expects the cost of the prove out program to be $1,290,000 of which Diatom has agreed to provide up to 25%. The Company will be responsible for funding the remainder of the developmental funding. The agreement also provides for a royalty agreement which will entitle Planktos and the Company to 75% of net sales revenue generated by Diatom from the sale of CER credits created from the sequestration process until the Company and Planktos have recouped their costs. Thereafter, the Company and Planktos will be entitled to 25% of net sales revenue generated by Diatom from the sale of CERs. Diatom has paid $250,000 in cash for the exclusive marketing and intellectual property rights. Since the Company has committed to fund 75% of the estimated cost to develop the program, a provision for the estimated loss on the contract of $967,500 has been recognized.

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

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2007

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

Deferred Revenue

The Company received deferred revenue from licensing its marketing and intellectual property rights to its CO2 sequestration process. Currently this sequestration process is not yet commercially viable, once the process becomes commercially viable, the Company will recognize license revenues on a straight-line basis over the license term.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. The Company issued convertible debt and accounts for that debt according to SFAS 133 and subsequent pronouncements. Consequently, management recognizes its convertible debt contract as containing a derivative instrument and accounts for the derivative according to generally accepted accounting principles in the U.S.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2007

During the year ended December 31, 2006, the Company issued a debenture for a total of $100,000. The debenture included provisions for the conversion of the debt and interest into shares of the Company’s common stock or into CO2 Tonnes. See Note 6.

Development Stage Activities

The Company has been in the development stage since inception. The Company has no revenues from its planned operations. The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the periods reported, diluted net loss per share is the same as basic net loss per share as there were no common stock equivalents outstanding.

As of March 31, 2007, the Company had outstanding common stock options of 500,000, common stock warrants of 1,931,500, and convertible debt subject to beneficial conversion of 237,209 common shares. The above common stock equivalents were deemed to be antidilutive for the Company’s year end of March 31, 2007.

As of March 31, 2006, the Company had outstanding common stock options of 500,000, common stock warrants of 1,400,000, and no convertible debt subject to beneficial conversion. The above common stock equivalents were deemed to be antidilutive for the Company’s year end of March 31, 2006.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007 and December 31, 2006.

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2007

Goodwill

Under SFAS No. 142, goodwill must be tested annually for impairment using a two step process, the first process is to test the carrying value of the reporting unit vs. fair value. The second process tests if the carrying value exceeds fair value. If so, the carrying value is then compared vs. the fair value of goodwill to measure the amount of goodwill impairment loss, if any. The Company uses such methods as present value of discounted cash flows, prices of similar assets, independent appraisals, and other valuation techniques to determine fair value.

Impaired Asset Policy

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.” In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable.

Principles of Consolidation

The March 31, 2007 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro; Sunspring; REEL; Planktos, Inc.; and D2 Fusion, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

Provision for Loss on Contract

The Company recognizes funding commitments for undeveloped programs as long term liabilities. As funding is advanced by the Company for the programs, the liability is reduced by the amount of the advances.

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2007

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash, no revenues, and an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing of its project; and (4) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – STOCKHOLDERS’ EQUITY TRANSACTIONS

During 2006, the Company issued 785,000 shares of common stock from the exercise of warrants for cash proceeds of $196,250 and 4,162,034 common shares for private placements for net cash proceeds of $1,205,306.

There were no equity transactions during the three months ended March 31, 2007.

NOTE 5 – NOTES PAYABLE — RELATED PARTY

The loan from Bay Cove Investments, Ltd., a shareholder, is uncollateralized, bears interest at 6% per annum and is due upon demand. The loan balance, not including accrued interest, at March 31, 2007 and December 31, 2006 was $198,260 and $168,260, respectively. The accrued interest owing at March 31, 2007 and December 31, 2006 on this loan was $12,240 and $9,750, respectively. As part of a consulting agreement, the Company pays Bay Cove Investments, Ltd. $10,000 per month, which is included monthly in the note payable, to identify potential acquisition candidates, provide market research and business evaluations of alternative energy, and introduce debt and equity funding sources.

The loan from Regal RV Resorts, Inc., is uncollateralized, bears interest at 4% per annum and is due upon demand. The loan balance, not including accrued interest, at March 31, 2007 and December 31, 2006 was $175,000 and $NIL, respectively. The accrued interest owing on this loan at March 31, 2007 and December 31, 2006 was $1,167 and $NIL, respectively. The Company has an additional loan with Regal RV Resorts, Inc. for and additional $40,250. This loan is uncollateralized, bears interest at 6% per annum and is due upon demand.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2007

The Company has entered into a securities exchange agreement to sell 100% of Planktos, Inc. (a subsidiary of Solar) to Planktos Corp. The transaction has not yet obtained shareholder approval. See Note 7. In anticipation of this acquisition, Planktos Corp has loaned operating capital to Planktos, Inc. to fund operations until the time of the acquisition. As of March 31, 2007 and December 31, 2006, the Company owed Planktos Corp $485,824 and $5,824, respectively. These operating loans are uncollateralized, with no stated interest rate, and due upon demand. Also, in anticipation of the acquisition with Planktos Corp, the Company’s subsidiary Planktos, Inc. has spent a total of $253,849 toward the Weatherbird II ship rework and refit. This included equipment upgrades, maintenance, and the purchase of additional equipment. Planktos Corp has purchased the research vessel RV Weatherbird II while Planktos Inc. has supplied the funds to upgrade the ship. Planktos Inc. and Planktos Corp (formerly Diatom Corp) are anticipating completing a merger and each entity is contributing toward the total costs of acquiring and upgrading vessel.

NOTE 6 – DEBENTURE PAYABLE / DERIVATIVE

This loan bears interest at 10% per year for a three year term. Principal and interest may be converted into common shares of the Company at an average trading price of the previous 10 days once the holder has given the Company notice of conversion. Upon such notice, the maximum conversion price is $0.75 per common share. The holder of the debenture also has the right, at its option, to convert the principal and interest amount due into CO2 tons at any time prior to the end of the three year term, at a rate determined by one United States Dollar ($1.00) per CO2 ton, subject to Company’s ability to deliver such CO2 tons at the time of conversion. As of March 31, 2007, none of the principal of $100,000 or accrued interest of $5,855 has been converted.

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. This discount on the debenture is amortized over the life of the note on a quarterly basis. As of March 31, 2007, the discount has been amortized by $4,328 to $25,223 which when netted against the original note gives a value of the debenture payable of $74,777. The derivative portion is adjusted on a quarterly basis at fair market value. Any resulting gain or loss is recognized in the consolidated statement of operations.

NOTE 7 – COMMITMENTS

The founder of the HARPS technology has granted the Company’s subsidiary, Hydro an exclusive license to develop, manufacture and market the same. For the license, Hydro is committed to a 1% royalty on gross sales and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro. At March 31, 2007, there were no sales relating to the licensed technology.

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2007

On January 12, 2007, the Company entered into a securities exchange agreement and plan of exchange with Planktos Corp. to sell 100% ownership of Planktos, Inc. (a subsidiary of Solar) in exchange for an aggregate of 45,000,000 shares of common stock of Planktos Corp., and the fulfillment of certain conditions on or before closing. The conditions include: (a) making available working capital of no less than $1,000,000 to Planktos Inc. on or before the acquisition is completed, (b) cancellation of 45,000,000 shares of issued and outstanding common share capital of Planktos Corp. on or before the acquisition is completed, and (c) obtaining shareholder approval of the transaction. The transaction has not yet obtained shareholder approval and has not closed.

In the quarter ended March 31, 2007, Planktos, Inc. agreed to donate $75,000 to a non-profit organization. In connection with this donation, the Company received the use of approximately $50,000 in equipment for the Company’s Weatherbird II vessel. The Company recorded the value of the equipment in vessel operating costs and recorded the remainder as a charitable contribution. As of March 31, 2007, the Company had paid only $52,500 of the donation and recorded the unpaid portion of $22,500 as a current liability.

NOTE 8 – STOCK OPTIONS

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006 under the prospective method.

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2007

Information with respect to the Company's stock options at March 31, 2007 is as follows:

                                                                                           Weighted
                                                     Stock             Exercise             Average
                                                    Options              Price             Exercise
     Outstanding at January 1, 2006                      500,000  $        .33        $       .33
      Granted                                               -               -                  -
      Exercised                                             -               -                  -
      Forfeited                                             -               -                  -
     Outstanding at December 31, 2006                    500,000           .33                .33
      Granted                                               -               -                  -
      Exercised                                             -              .33                .33
      Forfeited                                             -               -                  -
     Outstanding at March 31, 2007                       500,000  $        .33       $       .33

NOTE 9 - WARRANTS

A summary of the Company's warrants at March 31, 2007 and December 31, 2006 and the changes for 2007 are as follows:

                                                                          Weighted          Weighted
                                                                           Average           Average
                                                         Warrants         Exercise          Remaining
                                                       Outstanding          Price             Life
                                                     -----------------------------------------------------
                                                     -----------------------------------------------------

        Balance, December 31, 2005                     2,185,000      $     0.28           1.71 years
                 Issued                                 531,500             0.40           1.32
                 Exercised / Cancelled / Expired       (785,000)          (0.25)              -
                                                     -----------------------------------------------------
                                                     -----------------------------------------------------

        Balance, December 31, 2006                     1,931,500            0.33           0.81
                 Issued                                    -                -                 -
                 Exercised / Cancelled / Expired           -                -                 -
                                                     -----------------------------------------------------
                                                     -----------------------------------------------------

        Balance March 31, 2007                         1,931,500      $     0.33           0.56 years
                                                     =====================================================

NOTE 10 – SUBSEQUENT EVENTS

On May 11, 2007 the Company completed a private placement for 1,150,000 units at $0.35 per unit for proceeds of $402,500. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional common share at $0.40 per share for a period of 24 months. The proceeds from this private placement consisted of $120,000 in cash and a related party note payable debt settlement of $282,500.

The Company has entered into a securities exchange agreement to sell 100% of Planktos, Inc. (a subsidiary of Solar) to Planktos Corp. The transaction has not yet obtained shareholder approval. See Note 7.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2007. Our fiscal year end is December 31.

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

Plan of Operation

During the three month period ended March 31, 2007, the Company was involved in developing innovative technologies tied to its wholly owned subsidiaries, Planktos and D2Fusion, building a management team for both entities, and completing a private placement to fund research and development. The Company remains focused for now on the operation of both subsidiaries though management anticipates the closing its agreement to sell Planktos to Planktos Corp. as soon as is practicable.

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

Planktos expects to launch in 2007 the first of a series of up to 6 commercial scale ocean plankton blooms over 24 months designed to verifiably sequester a total of between 24 and 30 million tons of CO2. Post 2008 follow on projects include new ships, and larger blooms with a target of 250 million tons of verified CO2 sequestration by 2010.

Our plan of operation for Planktos will require $1,500,000 in funding over the next 12 months, of which a minimum of $1,000,000 will be provided by Planktos Corp. on or before the closing of the agreement to sell Planktos. We are confident that the remaining funds required to complete the “iron fertilization” prove out phase of the Planktos business model will be made available from additional debt or equity financings tied to Planktos Corp. common stock.

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

The Company does not expect to receive revenues through 2007 as both D2Fusion and Planktos remain in developmental stages with no revenues.

Net Losses

For the period from January 5, 1994 to March 31, 2007 the Company recorded a net loss of $13,019,160. Nets losses for the three month period ended March 31, 2007 were $904,459 as compared to $492,048 for the three month period ended March 31, 2006. The change in net losses in the current three month period can be attributed to an increase in general and administrative expenses, an increase in research and development costs and vessel retrofit. General and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. The research and development expenses include costs associated with both the pursuit of numerous non-fossil fuel energy technologies including solar power, cold fusion nuclear power and the sequestration of CO2 in the marine and terrestrial environments. Vessel retrofit is related to expenses incurred by Planktos in retrofitting the Weatherbird II research ship.

The Company expects to continue to operate at a loss through fiscal 2007 due to the nature of the Company’s operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2007, the Company had current assets totaling $70,333 and a working capital deficit of $1,195,709. These assets consist of cash on hand of $51,788 and prepaid expenses of $18,545. Net stockholders’ deficit in the Company was $2,263,731 at March 31, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $5,559,601 for the period from inception to March 31, 2007. Cash flow used in operating activities for the three month period ended March 31, 2007 was $877,374 as compared to $389,415 for the three months ended March 31, 2006. The increase in cash flow used in operating activities in the current three month period was due primarily to an increase in net losses.

Cash flow provided by financing activities was $5,748,522 for the period from inception to March 31, 2007. Cash flow provided by financing activities for the three month period ended March 31, 2007 was $725,250 as compared to $258,713 for the three months ended March 31, 2006. Cash flow provided by financing activities in the current three month period can be attributed to proceeds received from related party loans.

Cash flows used for investing activities was $137,133 for the period from inception to March 31, 2007. Cash flow used for investing activities for the three month periods ended March 31, 2007 and March 31, 2006 was $0.

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

Further, there can be no assurance offered to the public by these disclosures, or otherwise, that the Company will be successful, or that we will ultimately succeed as a going concern. To the extent that existing resources and any future earnings prove insufficient to fund our activities, we will need to raise additional funds through debt or equity financing. The Company cannot provide any assurance that such additional financing will be available or that, if available, it can be obtained on terms favorable to us and our shareholders. In addition, any equity financing would result in dilution to the Company shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities or other financial or operational matters. The Company’s inability to obtain adequate funds will adversely affect our operations and the ability to implement is plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Form 10-KSB, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $13,019,160 at March 31, 2007. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $12,114,701 as of December 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing of its projects; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2007 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On May 1, 2007, the Company authorized the issuance of 1,150,000 units, each unit comprised of one common share and one purchase warrant with an exercise price of $0.40 for a period of 24 months to Regal RV Resorts, Inc., pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933 in exchange for cash consideration of $402,500 or $0.35 per unit.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

On May 14, 2007 the Company authorized the issuance of 50,000 shares of common stock valued at $0.50 a share to Andrew Wallace, pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933 in consideration of services rendered as an officer and director of the Company.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration for services rendered as an officer and director; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 14, 2007 the Company authorized the issuance of 30,000 shares of common stock valued at $0.50 a share to William Sherban, pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933 in consideration of services rendered as a director of the Company.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration for services rendered as a director; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 14, 2007 the Company authorized the issuance of 10,000 shares of common stock valued at $0.50 a share to Toby Thatcher, pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933 in consideration of services rendered as a director of the Company.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration for services rendered as a director; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 14, 2007 the Company authorized the issuance of 10,000 shares of common stock valued at $0.50 a share to Nora Coccaro, pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933 in consideration of services rendered as a former director of the Company.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration for services rendered as a former director; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 17, 2007 the Company authorized the issuance of 200,000 shares of common stock valued at $0.51 a share to Bay Cove Capital Corporation as required by Section 3(B) of a Consulting Agreement dated December 1, 2005, pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933 for services rendered.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration for services rendered as a consultant; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 17th day of May, 2007.

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