Form 10QSB
period 2007-06-30
SOLAR ENERGY LTD
filed 2007-08-21
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 001-14791

SOLAR ENERGY LIMITED
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	76-0418364 (IRS Employer Identification Number)

1151-C Triton Drive, Foster City, California 94404
(Address of Principal Executive Office)          (Zip Code)

(650) 638-1975
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

Yes☐              No☑

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of August 20, 2007 was 21,823,309.

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

SOLAR ENERGY LIMITED

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$32,902	$203,912
Prepaid expenses	20,176	26,357
TOTAL CURRENT ASSETS	53,078	230,269
OTHER ASSETS
Deposits	4,720	4,720
TOTAL ASSETS	$57,798	$234,989

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$13,551	$-
Accounts payable and accrued expenses	125,473	91,904
Accrued interest - related party	3,514	9,750
Other current liabilities	23,214	6,700
Advances payable	224,970	-
Notes payable to related party	1,073,220	174,084
Deferred revenues	250,000	250,000
TOTAL CURRENT LIABILITIES	1,713,942	532,438

LONG-TERM LABILITIES
Debenture payable, net of discount	76,818	72,850
Accrued interest	8,523	3,252
Derivative from debenture payable	18,021	18,221
Provision for loss on contract	967,500	967,500
TOTAL LONG-TERM LIABILITIES	1,070,862	1,061,823

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized;$0.0001 par value, 21,823,309 and 19,873,309 shares issued and outstanding, respectively	2,182	1,987
Additional paid-in capital	11,430,747	10,753,442
Accumulated deficit during development stage	(14,159,935)	(12,114,701)
TOTAL STOCKHOLDERS' DEFICIT	(2,727,006)	(1,359,272)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
	$57,798	$234,989

The accompanying notes are an integral part of these interim financial statements

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
					From Inception
					(January 5, 1994)
	Three Months Ended		Six Months Ended		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-
EXPENSES
General and administrative	711,444	484,626	1,213,840	918,393	5,955,291
Vessel operating costs	263,918	-	517,767	-	517,767
Research and development	169,009	29,046	279,908	96,427	2,765,035
Impairment of patents	-	-	-	-	39,648
Impairment of goodwill	-	-	-	-	3,514,118
TOTAL EXPENSES	1,144,371	513,672	2,011,515	1,014,820	12,791,859

LOSS FROM OPERATIONS	(1,144,371)	(513,672)	(2,011,515)	(1,014,820)	(12,791,859)
OTHER INCOME (EXPENSES)
Other income	9,652	52,000	9,652	62,000	359,538
Financing costs	-	-	-	-	(963,500)
Charitable contribution	(2,500)	-	(27,500)	-	(27,500)
Gain (loss) on investments	-	-	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	-	-	(10,867)
Gain (loss) on derivative instrument	6,590	-	200	-	11,530
Gain on forgiveness of debt	-	-	-	-	172,227
Interest income (expense), net	(6,178)	982	(12,103)	82	(73,546)
Amortization of discount on debenture payable	(2,041)	-	(3,968)	-	(6,369)
Provision for loss on contract	-	-	-	-	(967,500)
Gain (loss) on sale of subsidiary	-	-	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	5,523	52,982	(33,719)	62,082	(1,368,076)

LOSS BEFORE TAXES	(1,138,848)	(460,690)	(2,045,234)	(952,738)	(14,159,935)
INCOME TAXES	-	-	-	-	-
NET LOSS	$(1,138,848)	$(460,690)	$(2,045,234)	$(952,738)	$(14,159,935)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.05)	$(0.03)	(0.10)	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON

SHARES OUTSTANDING, BASIC AND DILUTED	20,867,816	17,479,948	20,373,307	16,376,105

The accompanying notes are an integral part of these interim financial statements

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception
			(January 5, 1994)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,045,234)	$(952,738)	$(14,159,935)
Adjustments to reconcile net loss to net cash used in operating activities:
(Net of Acquisition/Sale)
Amortization and depreciation	-	1,939	203,644
Amortization on discount of debentures	3,968	-	6,369
Bad debt	-	-	250,000
Stock issued for services	150,000	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	(200)	-	(11,530)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Gain on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	963,500
Impairment of goodwill	-	-	3,514,118
Provision for loss on contract	-	-	967,500
Minority interest	-	-	(123,856)
(Increase) decrease in:
Accounts receivable	-	(7,723)	39
Deposits	-	-	(24,883)
Prepaid expenses	6,181	150,111	2,324
Increase (decrease) in:
Bank overdraft	13,551	-	13,551
Accounts payable	33,569	44,052	169,145
Accrued expenses and other current liabilities	15,549	1,178	268,877
Deferred revenues	-	-	250,000
Net cash used by operating activities	(1,822,616)	(763,181)	(6,504,843)

The accompanying notes are an integral part of these interim financial statements

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
			From Inception
			(January 5, 1994)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired (sold) from subsidiary	-	-	247,512
Cash paid to subsidiary	-	-	(107,568)
Cash paid to RECO and Sunspring	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash received (paid) for property & equipment	-	(11,898)	(71,846)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Net cash provided (used) by investing activities	-	(11,898)	(137,133)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	527,500	1,371,457	4,174,969
Cash from related party notes payable and advances	1,124,106	(30,536)	1,743,988
Stock subscription	-	(6,680)	-
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Net cash provided by financing activities	1,651,606	1,334,241	6,674,878

NET INCREASE (DECREASE) IN CASH	(171,010)	559,162	32,902

CASH, BEGINNING OF PERIOD	203,912	188,129	-
CASH, END OF PERIOD	$32,902	$747,291	$32,902

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2007

NOTE 1 - DESCRIPTION AND HISTORY OF BUSINESS AND BASIS OF PRESENTATION

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

June 30, 2007

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

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

June 30, 2007

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

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the periods reported, diluted net loss per share is the same as basic net loss per share as there were no common stock equivalents outstanding.

As of June 30, 2007, the Company had outstanding common stock options of 500,000, common stock warrants of 2,381,500, and convertible debt subject to beneficial conversion of 225,972 common shares. The above common stock equivalents were deemed to be antidilutive for the Company’s six month ended June 30, 2007.

As of June 30, 2006, the Company had outstanding common stock options of 500,000, common stock warrants of 1,400,000, and no convertible debt subject to beneficial conversion. The above options and warrants were deemed to be antidilutive for the Company’s six months ended June 30, 2006.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and December 31, 2006.

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

June 30, 2007

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

Principles of Consolidation

The June 30, 2007 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro; Sunspring; REEL; Planktos, Inc.; and D2 Fusion, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2007

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition for results of operations.

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

June 30, 2007

NOTE 4 - STOCKHOLDERS' EQUITY TRANSACTIONS

During 2006, the Company issued 785,000 shares of common stock from the exercise of warrants for cash proceeds of $196,250 and 4,162,034 common shares for private placements for net cash proceeds of $1,205,306.

During the six months ended June 30, 2007, the Company issued 1,150,000 shares of common stock for a private placement for $120,000 in cash and related party note payable debt settlement of $282,500 for net proceeds of $402,500, 500,000 shares of common stock from the exercise of warrants for cash proceeds of $125,000 and 300,000 shares of common stock for services valued at $150,000.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

The loan from Bay Cove Investments, Ltd., a shareholder, is uncollateralized, bears interest at 6% per annum and is due upon demand. The loan balance, not including accrued interest, at April 30, 2007 and December 31, 2006 was $198,260 and $168,260, respectively. The accrued interest owing at April 30, 2007 and December 31, 2006 on this loan was $13,218 and $9,750, respectively. On May 1, 2007, Bay Cove Investments, Ltd. assigned the outstanding loan and accrued interest owing totaling $211,478 to Regal RV Resorts, Inc.

The loan from Regal RV Resorts, Inc., is uncollateralized, bears interest at 4% per annum and is due upon demand. The loan balance, not including accrued interest, at June 30, 2007 and December 31, 2006 was $175,000 and $NIL, respectively. The accrued interest owing on this loan at June 30, 2007 and December 31, 2006 was $2,912 and $NIL, respectively. The Company has an additional loan with Regal RV Resorts, Inc. for and additional $123,561. This loan is uncollateralized, bears interest at 6% per annum and is due upon demand. The accrued interest owing on this loan at June 30, 2007 and December 31, 2006 was $602 and $NIL, respectively.

The Company has entered into a securities exchange agreement to sell 100% of Planktos, Inc. (a subsidiary of Solar) to Planktos Corp. The transaction obtained Planktos Corp. shareholder approval on May 31, 2007. See Note 7. In anticipation of this acquisition, Planktos Corp has loaned operating capital to Planktos, Inc. to fund operations until the time of the acquisition. As of June 30, 2007 and December 31, 2006, the Company owed Planktos Corp $774,659 and $5,824, respectively. These operating loans are uncollateralized, with no stated interest rate, and due upon demand. Also, in anticipation of the acquisition with Planktos Corp, the Company’s subsidiary Planktos, Inc. has spent a total of $253,849 toward the Weatherbird II ship rework and refit. This included equipment upgrades, maintenance, and the purchase of additional equipment. Planktos Corp has purchased the research vessel RV Weatherbird II while Planktos Inc. has supplied the funds to upgrade the ship. Planktos Inc. and Planktos Corp (formerly Diatom Corp) in anticipation of completing a merger are each contributing toward the total costs of acquiring and upgrading the vessel.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2007

NOTE 6 - DEBENTURE PAYABLE / DERIVATIVE

This loan bears interest at 10% per year for a three year term. Principal and interest may be converted into common shares of the Company at an average trading price of the previous 10 days once the holder has given the Company notice of conversion. Upon such notice, the maximum conversion price is $0.75 per common share. The holder of the debenture also has the right, at its option, to convert the principal and interest amount due into CO2 tons at any time prior to the end of the three year term, at a rate determined by one United States Dollar ($1.00) per CO2 ton, subject to Company’s ability to deliver such CO2 tons at the time of conversion. As of June 30, 2007, none of the principal of $100,000 or accrued interest of $8,523 has been converted.

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. This discount on the debenture is amortized over the life of the note on a quarterly basis. As of June 30, 2007, the discount has been amortized by $6,369 to $23,182 which when netted against the original note gives a value of the debenture payable of $76,818. The derivative portion is adjusted on a quarterly basis at fair market value. Any resulting gain or loss is recognized in the consolidated statement of operations.

NOTE 7 – COMMITMENTS

The founder of the HARPS technology has granted the Company’s subsidiary, Hydro an exclusive license to develop, manufacture and market the same. For the license, Hydro is committed to a 1% royalty on gross sales and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro. At June 30, 2007, there were no sales relating to the licensed technology.

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

On January 12, 2007, the Company entered into a securities exchange agreement and plan of exchange with Planktos Corp. to sell 100% ownership of Planktos, Inc. (a subsidiary of Solar) in exchange for an aggregate of 45,000,000 shares of common stock of Planktos Corp., and the fulfillment of certain conditions on or before closing. The conditions include: (a) making available working capital of no less than $1,000,000 to Planktos Inc. on or before the acquisition is completed, (b) cancellation of 45,000,000 shares of issued and outstanding common share capital of Planktos Corp. on or before the acquisition is completed and (c) obtaining shareholder approval of the transaction. The transaction obtained Planktos Corp. shareholder on May 31, 2007 but had not closed as of June 30, 2007.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2007

On May 31, 2007, the Company entered into a securities exchange agreement and plan of exchange with Enwin Resources, Inc. whereby The Company intends to sell 100% ownership of D2 Fusion, Inc. to Enwin Resources, Inc., in exchange for an aggregate of 30,000,000 shares of Enwin Resources, Inc.’s common stock, and the fulfillment of certain conditions on or before closing. The conditions include that Enwin Resources, Inc. (a) make available working capital of no less than $2,000,000 to D2 Fusion, Inc. on or before the acquisition is completed, (b) cancel 30,000,000 shares of its issued and outstanding common share capital on or before the acquisition is completed, and (c) obtain shareholder approval of the transaction. As of June 30, 2007, Enwin Resources, Inc. had advanced $224,970 towards working capital, these advances have no specific due dates for repayment, are currently uncollateralized, and are non-interest bearing. Conditions of this agreement have not been met and the closing of this transaction is still pending.

In the six months ended June 30, 2007, Planktos, Inc. agreed to donate $75,000 to a non-profit organization. In connection with this donation, the Company received the use of approximately $50,000 in equipment for Planktos Corp.’s Weatherbird II vessel. The Company recorded the value of the equipment in vessel operating costs and recorded the remainder as a charitable contribution. As of June 30, 2007, the Company had paid only $52,500 of the donation and recorded the unpaid portion of $22,500 as a current liability.

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

June 30, 2007

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

Information with respect to the Company’s stock options at June 30, 2007 is as follows:

Weighted
Stock	Exercise	Average
Options	Price	Exercise
Outstanding at January 1, 2006	500,000	$.33	$.33
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2006	500,000.33	.33
Granted	-	-	-
Exercised	-	.33	.33
Forfeited	-	-	-
Outstanding at June 30, 2007	500,000	$.33	$.33

NOTE 9 – WARRANTS

A summary of the Company’s warrants at June 30, 2007 and December 31, 2006 and the changes for 2007 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2005	2,185,000	$ 0.28	1.71 years
Issued	531,500	0.40	1.32
Exercised / Cancelled / Expired	(785,000)	(0.25)	-

Balance, December 31, 2006	1,931,500	0.33	0.81
Issued	1,150,000	0.40	1.84
Exercised / Cancelled / Expired	(700,000)	(0.25)	-

Balance June 30, 2007	2,381,500	$ 0.39	1.17 years

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2007

NOTE 10 – SUBSEQUENT EVENTS

The Company has entered into a securities exchange agreement to sell 100% of D2 Fusion, Inc. (a subsidiary of Solar) to Enwin Resources, Inc. Conditions of this agreement have not been met and the closing of this transaction is still pending. See Note 7.

On August 9, 2007 the Company sold its wholly owned subsidiary, Planktos, Inc. pursuant to the closing of a securities exchange agreement and plan of exchange. The agreement entered into on January 12, 2007 with the Company and Planktos Corp., provided for the sale of 100% ownership of Planktos, Inc. in exchange for an aggregate of 45,000,000 shares (post forward split, dated March 8, 2007) of Planktos Corp. common stock and the fulfillment of certain conditions on or before closing, including the retirement of $1,180,000 of Planktos, Inc. advances payable to the Company.

In satisfaction for the purchase price, the Company now owns approximately 54% of Planktos Corp. The fair market value of the assets acquired and liabilities assumed were as follows:

Cash	$14,000
Fixed Assets	794,000
____________
Total assets acquired	808,000

Accounts Payable	$14,000
Loan payable	98,000
Other liabilities	13,000
Total liabilities acquired	125,000

Net assets acquired in excess of liabilities	_____________
$683,000

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2007

SOLAR ENERGY LIMITED
JUNE 30, 2007
CONSOLIDATED STATEMENT OF OPERATIONS - PROFORMA
				PROFORMA
	Solar Energy, Ltd.	Planktos Corp.	Eliminations	CONSOLIDATED
	For the Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$ -	$ -		$ -
OPERATING EXPENSES
General and administrative	711,444	39,181		750,625
Research and development	169,009			169,009
Vessel operating costs	263,918	-		263,918
Total Operating Expenses	1,144,371	39,181	-	1,183,552
LOSS FROM OPERATIONS	(1,144,371)	(39,181)	-	(1,183,552)
OTHER INCOME (EXPENSE)
Other income	9,652	-		9,652
Interest income	-	-		-
Charitable contribution	(2,500)	-		(2,500)
Gain (loss) on derivative instrument	6,590			6,590
Interest expense	(6,178)	-		(6,178)
Amortization of discount on debenture payable	(2,041)			(2,041)
Less minority interest of Planktos Corp shareholders	-		17,945	17,945
Total Other Income (Expense)	5,523	-	17,945	23,468
NET LOSS BEFORE INCOME TAX	(1,138,848)	(39,181)	17,945	(1,160,084)
INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$ (1,138,848)	$ (39,181)	$ 17,945	$ (1,160,084)

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2007

SOLAR ENERGY LIMITED
JUNE 30, 2007
CONSOLIDATED STATEMENT OF OPERATIONS - PROFORMA
	Solar Energy, Ltd.	Planktos Corp.	Eliminations	CONSOLIDATED
	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$ -	$ -	$ -	$ -
OPERATING EXPENSES
General and administrative	1,213,840	208,312		1,422,152
Research and development	279,908	-		279,908
Vessel operating costs	517,767	-		517,767
Total Operating Expenses	2,011,515	208,312	-	2,219,827
LOSS FROM OPERATIONS	(2,011,515)	(208,312)	-	(2,219,827)
OTHER INCOME (EXPENSE)
Other income	9,652	-		9,652
Interest income	-	-		-
Charitable contribution	(27,500)	-		(27,500)
Gain (loss) on derivative instrument	200			200
Interest expense	(12,103)	-		(12,103)
Amortization of discount on debenture payable	(3,968)			(3,968)
Less minority interest of Planktos Corp shareholders	-		95,407	95,407
Total Other Income (Expense)	(33,719)	-	95,407	61,688

NET LOSS BEFORE INCOME TAX	(2,045,234)	(208,312)	95,407	(2,158,139)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$ (2,045,234)	$ (208,312)	$ 95,407	$ (2,158,139)

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

June 30, 2007

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31.

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

Subsequent to the end of the current period, the Company transferred ownership of Planktos to Planktos Corp. in exchange for 45,000,000 shares of Planktos Corp. common stock pursuant to the terms of a securities and exchange agreement and plan of exchange executed on January 12, 2007. The transaction enabled the Company to acquire a controlling interest (53.78%) in the outstanding common shares of Planktos Corp. The Company intends to consolidate its financial statements with those of Planktos Corp. in future reporting periods.

On May 31, 2007, the Company entered into a securities exchange agreement and plan of exchange with Enwin Resources, Inc. pursuant to which agreement the Company intends to transfer ownership of D2Fusion to Enwin Resources in exchange for an aggregate of 30,000,000 shares of its common stock, and the fulfillment of certain conditions on or before closing. Those conditions include that Enwin Resources (a) make available working capital of no less than $2,000,000 to D2Fusion on or before the acquisition is completed, (b) cancel 30,000,000 shares of its issued and outstanding common share capital on or before the acquisition is completed, and (c) obtain shareholder approval of the transaction. The transaction is pending subject to the fulfillment of these certain conditions.

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

Rarely in history has a globally recognized environmental crisis and a remedial technology emerged with such auspicious synchronicity. Planktos is pioneering natural science intensive marine and terrestrial ecorestoration regimes that affordably offer unprecedented gains for the climate, the biosphere and the company’s our commercial objectives. Simply restoring of ocean plankton plant life to 1980’s levels of health will remove 3-4 billion tons of global warming CO2 and generate tens of billions of dollars in tradable carbon credit value.

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

Forests of the Ocean

Plankton in our oceans is well documented in its utilization of photosynthesis to absorb CO2. Planktos' near-term commercial objective is to produce CER credits at a cost of less than $1 per ton utilizing proprietary technology designed to stimulate plankton growth in the world's oceans as a means by which to sequester (isolate from the atmosphere) CO2.

Specifically, Planktos expects to implement its program of sequestration by "iron fertilization" of the ocean, restoring this micronutrient that is vital for ocean plant growth and photosynthesis which is now scarce in marine waters. The iron is similar to that nature has delivered to sustain the oceans throughout history, but that has been on the decline for thirty years owing to changes in land use. The fertilization process is intended to trigger vast plankton blooms which will absorb the carbon in CO2, 30-40% of which sinks deep enough to be verified as sequestered.

Our initial calculations have determined that the introduction of one ton of iron results on the biological fixation of up to 100,000 tons of CO2. Moreover, this process has three additional benefits that help to restore ecosystems of the open ocean:

•	Support and restore diminished fish populations (additional plankton means more food)
•	Adds to global O2 levels (more plankton results in more oxygen as some 60% of the earth’s O2 is produced by plankton)
•	Preserves coral reefs by reducing the acidity of the oceans.

The process of stimulating plankton growth and the overall mission of Planktos can be viewed on its website: www.planktosinc.com .

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

First discovered in the 1930s then re-discovered and announced in 1989, this safe, low-cost technology seemed to answer all society's prayers for a clean and abundant new energy source. To some, however, it appeared to violate conventional physics and threaten entrenched energy industries, and it was for a time denounced as impossible. Now, after more than 17 years of painstaking research and experimentation, this enigmatic new phenomenon has finally given up enough secrets to allow development of laboratory applications. Upon completion of a consumer model, multi-kilowatt D2Fusion devices will be able to permeate society, enhancing the economy, environment, and self-sufficiency of countless nations around the globe.

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

Plan of Operation

During the six month period ended June 30, 2007, the Company was involved in developing innovative technologies tied to its wholly owned subsidiaries, Planktos and D2Fusion, building a management team for both entities, and completing a private placement to fund research and development. The Company remains focused on overseeing the operation of Planktos as the controlling shareholder of Planktos Corp. and managing the day to day operation of D2Fusion in anticipation of closing its agreement to transfer ownership to Enwin Resources.

Planktos, Inc.

Planktos is currently working with U.S. and European marine research teams to plan and launch significant ocean iron fertilization projects during 2007. Initial efforts will be modest in scope and research-intensive, but are still designed to verifiably sequester carbon between hundreds of thousands and millions of tonnage per voyage.

Planktos is approaching this work with an array of qualifications:

•	Years of experience in the basic science of the field;
•	Collaborative arrangements and working relationships with internationally recognized marine science project partners required for certification;
•	Sustainable resource maximization plan designs;
•	Expertise in resource value computation and certification procedures;
•	Market access for resource monetization and trade; and
•	Experience in structuring all preceding factors into viable binding business plans.

Planktos expects to launch in 2007 the first of a series of up to 6 commercial scale ocean plankton blooms over 24 months designed to verifiably sequester a total of between 24 and 30 million tons of CO2. Post 2008 follow on projects include new ships, and larger blooms with a target of 250 million tons of verified CO2 sequestration by 2010.

Our plan of operation for Planktos will require $1,500,000 in funding over the next 12 months. We are confident that Planktos Corp. will be able to finance the remainder of the “iron fertilization” prove out phase of the Planktos business model.

D2Fusion

D2Fusion is currently working with eminent U.S. and international research teams to continue product development projects. Using the know-how as well as collaborative expertise from the U.S. government's top nuclear science labs, D2Fusion is prepared to build, demonstrate, and test small (kilowatt-scale) thermal module prototypes. D2Fusion intends to achieve the following:

•	Pilot project to compellingly demonstrate the commercial promise of D2Fusion technology, producing prototype kilowatt-scale thermal modules for use in many applications;
•

Coordinate design, assembly, and testing of these prototype modules with leading national laboratory scientific and engineering teams to demonstrate these devices deliver safe clean solid-state fusion energy in a commercially useful form. This will both legitimate and publicize the field as well as generating important intellectual properties;

•	Design of a licensing and development plan obtain the highest possible return on our products and technologies;
•	Grow the business to develop and deliver new products and processes.

Our plan of operation for D2Fusion will require $2,000,000 in financing over the next 12 months which financing is tied to our agreement with Enwin Resources. The Company is confident that Enwin Resources will be able to finance D2Fusion in the near term. Meanwhile, we will continue to fund limited research and development of D2Fusion’s LENR technology.

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

The Company does not expect to receive revenues through 2007 as both D2Fusion and Planktos remain in the development stages.

Net Losses

For the period from January 5, 1994 to June 30, 2007 the Company recorded a net loss of $14,159,935. Net losses for the three month period ended June 30, 2007 were $1,138,848 as compared to $460,690 for the three month period ended June 30, 2006. Net losses for the six month period ended June 30, 2007 were $2,045,234 as compared to $952,738 for the six month period ended June 30, 2006. The change in net losses in the current six month period can be attributed to increases in general and administrative expenses, research and development costs and vessel maintenance. General and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. The research and development expenses include costs associated with both the pursuit of numerous non-fossil fuel energy technologies including solar power, cold fusion nuclear power and the sequestration of CO2 in the marine and terrestrial environments. Vessel maintenance is related to expenses incurred by Planktos in retrofitting the Weatherbird II research ship.

The Company expects to continue to operate at a loss through fiscal 2007 due to the nature of the Company’s operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company had current assets totaling $53,078 and a working capital deficit of $1,660,864. These assets consist of cash on hand of $32,902 and prepaid expenses of $20,176. Net stockholders' deficit in the Company was $2,727,006 at June 30, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $6,504,843 for the period from inception to June 30, 2007. Cash flow used in operating activities for the six month period ended June 30, 2007 was $1,822,616 as compared to $763,181 for the six months ended June 30, 2006. The increase in cash flow used in operating activities in the current six month period was due primarily to an increase in net losses.

Cash flow provided by financing activities was $6,674,878 for the period from inception to June 30, 2007. Cash flow provided by financing activities for the six month period ended June 30, 2007 was $1,651,606 as compared to $1,334,241 for the six months ended June 30, 2006. Cash flow provided by financing activities in the current six month period can be attributed to proceeds received from related party loans, advances and sales of our equity.

Cash flows used for investing activities was $137,133 for the period from inception to June 30, 2007. Cash flow used for investing activities for the six month periods ended June 30, 2007 was $0 as compared to $11,898 for the six months ended June 30, 2006.

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

Off Balance Sheet Arrangements

As of June 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management's Plan of Operation with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;
•	the sufficiency of existing capital resources;
•	our ability to fund cash requirements for future operations;
•	uncertainties related to the development of our technologies;
•	the volatility of the stock market; and
•	general economic conditions.

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

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $14,159,935 at June 30, 2007. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2008, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $12,114,701 as of December 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing of its projects; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting.

During the quarter ended June 30, 2007 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On May 1, 2007, the Company authorized the issuance of 1,150,000 units, each unit comprised of one common share and one purchase warrant with an exercise price of $0.40 for a period of 24 months to Regal RV Resorts, Inc., pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933 in exchange for cash consideration of $402,500 or $0.35 per unit. No commissions were paid in connection with this transaction.

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

On May 17, 2007 the Company authorized the issuance of 200,000 shares of common stock valued at $0.51 a share to RV Regal Resorts, Inc. as required by Section 3(B) of a Consulting Agreement dated December 1, 2005, pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933 for services rendered.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for services rendered as a consultant; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 31, 2007 the Company authorized the issuance of 250,000 shares of common stock for cash consideration of $62,500 to Supreme Gold Holding Limited on the exercise of common stock purchase warrants for $0.25 a share pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

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

On May 31, 2007 the Company authorized the issuance of 250,000 shares of common stock for cash consideration of $62,500 to Netone Enterprise Limited on the exercise of common stock purchase warrants for $0.25 a share pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933.

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

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 37 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of August, 2007.

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

10(v)	Attached	Consulting Agreement with Bay Cove Capital Corporation dated December 1, 2005
10(vi)	*

Securities Exchange Agreement and Plan of Exchange with Planktos Corp. (formerly Diatom Corporation dated January 12, 2007 (incorporated by reference to the Company's Form 8-K filed with the Commission on January 19, 2007)

10(vii)	Attached	Amendment to Consulting Agreement with Bay Cove Capital Corporation dated May 1, 2007
14	*	Code of Ethics Adopted March 30, 2004 (incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2004
31	Attached

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