Form 10QSB
period 2007-09-30
SOLAR ENERGY LTD
filed 2007-12-19
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-14791

SOLAR ENERGY LIMITED

(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	76-0418364 (I.R.S. Employer Identification No.)

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock) as of December 17, 2007 was 21,923,309.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	3

Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	4

Unaudited Consolidated Statements of Operations for the three and nine months ended

September 30, 2007 and 2006 (unaudited) and the period since inception	5

Unaudited Consolidated Statements of Cash Flows for nine months ended

September 30, 2007 and 2006 (unaudited) and the period since inception	6

Notes to Unaudited Consolidated Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	17

ITEM 3. CONTROLS AND PROCEDURES	27

PART II

ITEM 1. LEGAL PROCEEDINGS	28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	28

ITEM 5. OTHER INFORMATION	29

ITEM 6. EXHIBITS	29

SIGNATURES	30

INDEX TO EXHIBITS	31

PART I

ITEM 1.	FINANCIAL STATEMENTS

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

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$584,735	$203,912
Prepaid expenses	7,941	26,357
TOTAL CURRENT ASSETS	592,676	230,269

OTHER ASSETS
Deposits	4,720	4,720
Vessels and other fixed assets, net of depreciation	796,726	-

TOTAL ASSETS	$1,394,122	$234,989

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$182,925	$91,904
Accrued interest - related party	7,147	9,750
Other current liabilities	2,494	6,700
Advances payable	224,970	-
Note payable to related party	445,122	174,084
Deferred revenues	250,000	250,000
TOTAL CURRENT LIABILITIES	1,112,658	532,438

LONG-TERM LABILITIES
Debenture payable, net of discount	78,978	72,850
Accrued interest	11,259	3,252
Derivative from debenture payable	13,884	18,221
TOTAL LONG-TERM LIABILITIES	104,121	94,323

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST Provision for loss on contract Minority interest in Subsidiary	967,500 425,364	967,500 -
	1,392,864	967,500
STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par value,
21,823,309 and 19,873,309 shares issued and outstanding, respectively	2,182	1,987
Additional paid-in capital	15,273,724	10,753,442
Accumulated deficit during development stage	(16,491,427)	(12,114,701)
TOTAL STOCKHOLDERS' DEFICIT	(1,215,521)	(1,359,272)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,394,122	$234,989

The accompanying condensed notes are an integral part of these interim financial statements

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
					From Inception
	Three Months Ended		Nine Months Ended		(January 5, 1994)
	September 30,	September 30,	September 30,	September 30,	through
	2007	2006	2007	2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	1,253,332	387,546	2,467,172	1,305,939	7,208,623
Vessel operating costs	787,378	-	1,305,145	-	1,305,145
Research and development	315,315	51,785	595,223	148,212	3,080,350
Impairment of patents	-	-	-	-	39,648
Impairment of goodwill	-	-	-	-	3,514,118
TOTAL EXPENSES	2,356,025	439,331	4,367,540	1,454,151	15,147,884

LOSS FROM OPERATIONS	(2,356,025)	(439,331)	(4,367,540)	(1,454,151)	(15,147,884)

OTHER INCOME (EXPENSES)
Other income	13,931	(21,000)	23,583	41,000	373,469
Financing costs	-	-	-	-	(963,500)
Charitable contribution	-	-	(27,500)	-	(27,500)
Gain (loss) on investments	-	-	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	-	-	(10,867)
Gain (loss) on derivative instrument	4,137	-	4,337	-	15,667
Gain on forgiveness of debt	-	-	-	-	172,227
Interest income (expense), net	8,625	2,131	(3,478)	2,213	(64,921)
Amortization of discount on debenture payable	(2,160)	-	(6,128)	-	(8,529)
Provision for loss on contract	-	-	-	-	(967,500)
Gain (loss) on sale of subsidiary	-	-	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	24,533	(18,869)	(9,186)	43,213	(1,343,543)

LOSS BEFORE TAXES	(2,331,492)	(458,200)	(4,376,726)	(1,410,938)	(16,491,427)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,331,492)	$(458,200)	$(4,376,726)	$(1,410,938)	$(16,491,427)

NET LOSS PER COMMON SHARE,BASIC AND DILUTED	$(0.11)	$(0.02)	$(0.21)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

OUTSTANDING, BASIC AND DILUTED	21,823,309	19,855,377	20,861,955	17,604,226

The accompanying condensed notes are an integral part of these interim financial statements

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception
	Nine Months Ended		(January 5, 1994)
	September 30,	September 30,	through
	2007	2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,376,726)	$(1,410,938)	$(16,491,427)
Adjustments to reconcile net loss to net cash used in operating activities:
(Net of Acquisition/Sale)
Amortization and depreciation	9,165	3,132	212,809
Amortization on discount of debentures	6,128	-	8,529
Bad debt	-	-	250,000
Stock issued for services	150,000	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	(4,337)	-	(15,667)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Gain on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	963,500
Impairment of goodwill	-	-	3,514,118
Provision for loss on contract	-	-	967,500
Minority interest	-	-	(123,856)
(Increase) decrease in:
Accounts receivable	-	(1,913)	39
Deposits	-	-	(24,883)
Prepaid expenses	18,416	174,274	14,559
Increase (decrease) in:
Accounts payable	91,021	26,059	226,597
Accrued expenses and other current liabilities	1,198	2,419	254,526
Deferred revenues	-	-	250,000
Minority interest	425,364	-	425,364
Net cash used by operating activities	(3,679,771)	(1,206,967)	(8,361,998)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired (sold) from subsidiary	1,953,213	-	2,200,725
Cash paid to subsidiary	-	-	(107,568)
Cash paid to RECO and Sunspring	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash received (paid) for property & equipment	(805,891)	(11,898)	(877,737)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Net cash provided (used) by investing activities	1,147,322	(11,898)	1,010,189
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	2,417,264	1,401,556	6,064,733
Cash received from related party notes payable and advances	496,008	3,769	1,115,890
Stock subscription	-	(20,000)	-
Proceeds from debenture payable	-	100,000	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Net cash provided by financing activities	2,913,272	1,485,325	7,936,544
NET INCREASE (DECREASE) IN CASH	380,823	266,460	584,735
CASH, BEGINNING OF PERIOD	203,912	188,129	-
CASH, END OF PERIOD	$584,735	$454,589	$584,735
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2007

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2007

NOTE 1 - DESCRIPTION AND HISTORY OF BUSINESS AND BASIS OF PRESENTATION - CONTINUED

On August 17, 2005, the Company and its wholly owned subsidiary, Planktos, executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation (“Diatom”) whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expected the cost of the prove out program to be $1,290,000 of which Diatom agreed to provide up to 25%. The Company was responsible for funding the remainder of the developmental funding. The agreement also provided for a royalty agreement which entitled Planktos and the Company to 75% of the net sales revenue generated by Diatom from the sale of CER credits created from the sequestration process until the Company and Planktos recouped their costs. Thereafter, the Company and Planktos were entitled to 25% of net sales revenue generated by Diatom from the sale of CERs. Diatom paid $250,000 in cash for the exclusive marketing and intellectual property rights. Since the Company committed to fund 75% of the estimated cost to develop the program, a provision for the estimated loss on the contract of $967,500 was recognized. As of September 30, 2007 this prove out program has yet to be funded.

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

On August 9, 2007 the Company and Diatom completed the sale of 100% of the issued and outstanding shares of Planktos. Diatom issued 45,000,000 restricted shares of common stock to the Company which represents 54% of the outstanding common stock of Diatom. This transaction is in essence an acquisition of Diatom and has been accounted for in accordance with the principles for reverse acquisition accounting. As part of the transaction, Diatom changed its name to “Planktos Corp.” These financial statements include the 46% minority interest the Company does not own on all transactions subsequent to the Planktos sale to Planktos Corp.

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2007

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions. All cash balances in the United States and Canada are fully insured by the FDIC and CDIC respectively.

Deferred Revenue

The Company received deferred revenue from licensing its marketing and intellectual property rights to its CO2 sequestration process to Diatom. Currently this sequestration process is not yet commercially viable, once the process becomes commercially viable, the Company will recognize license revenues on a straight-line basis over the license term.

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Derivative Instruments - continued

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

As of September 30, 2007, the Company had outstanding common stock options of 500,000, common stock warrants of 2,181,500, and convertible debt subject to beneficial conversion of 338,225 common shares. The above common stock equivalents were deemed to be antidilutive for the Company’s nine month ended September 30, 2007.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 31, 2007 and December 31, 2006.

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

September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Minority Interest

Minority interests are reflected in the consolidated statements of operations to the extent income or losses are allocated to the minority interest shareholders.  Losses in excess of the minority shareholders’ basis are not allocated to the minority interest shareholders.

Principles of Consolidation

The September, 2007 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro, Sunspring, REEL, and D2 Fusion, plus 54% of Planktos Corp. post acquisition. All intercompany accounts and transactions have been eliminated in the consolidation.

Vessels

Vessels and other fixed assets are stated at cost less accumulated depreciation. Vessels and other fixed assets are depreciated when the asset is ready for its intended use.

Depreciation is calculated, based on cost, less estimated residual value, using the straight-line method, over the remaining economic life of each asset. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the asset’s remaining estimated useful life or the estimated life of the renewal or betterment. Expenditures for routine maintenance and repairs are expensed as incurred.

Provision for Loss on Contract

The Company recognizes funding commitments for undeveloped programs as long term liabilities. As funding is advanced by the Company for the programs, the liability is reduced by the amount of the advances. As of September 30, 2007 this prove out program has yet to be funded.

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

September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 4 – VESSEL AND OTHER FIXED ASSETS

September 30,
2007
Research Vessel “Weatherbird II”	$800,000
Marine Equipment	23,306
823,306
Accumulated Depreciation	26,580
Net Vessel & Equipment	$796,726

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2007

NOTE 5 - STOCKHOLDERS' EQUITY TRANSACTIONS

During 2006, the Company issued 785,000 shares of common stock from the exercise of warrants for cash proceeds of $196,250 and 4,162,034 common shares for private placements for net cash proceeds of $1,205,306.

During the nine months ended September 30, 2007, the Company issued 1,150,000 shares of common stock for a private placement for $120,000 in cash and related party note payable debt settlement of $282,500 for net proceeds of $402,500, 500,000 shares of common stock from the exercise of warrants for cash proceeds of $125,000 and 300,000 shares of common stock for services valued at $150,000.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

The loan from Bay Cove Investments, Ltd., a shareholder, is uncollateralized, bears interest at 6% per annum and is due upon demand. The loan balance, not including accrued interest, at September 30, 2007 and December 31, 2006 was $198,260 and $168,260, respectively. The accrued interest owing at September 30, 2007 and December 31, 2006 on this loan was $13,218 and $9,750, respectively. On May 1, 2007, Bay Cove Investments, Ltd. assigned the outstanding loan and accrued interest owing totaling $211,478 to Regal RV Resorts, Inc.

The loan from Regal RV Resorts, Inc., a shareholder, includes the $211,478 assignment of debt from Bay Cove Investments, Ltd., additional advances of $516,144, and a $282,500 repayment for a total owing of $445,122. Of this $445,122 loan, $197,511 is uncollateralized and bears no interest while $247,611 of the loan is uncollateralized and bears 6% per annum and is due upon demand. The accrued interest owing on this loan at September 30, 2007 and December 31, 2006 was $2,471 and $0, respectively.

NOTE 7 - DEBENTURE PAYABLE / DERIVATIVE

This loan bears interest at 10% per year for a three year term. Principal and interest may be converted into common shares of the Company at an average trading price of the previous 10 days once the holder has given the Company notice of conversion. Upon such notice, the maximum conversion price is $0.75 per common share. The holder of the debenture also has the right, at its option, to convert the principal and interest amount due into CO2 tons at any time prior to the end of the three year term, at a rate of one United States Dollar ($1.00) per CO2 ton, subject to Company’s ability to deliver such CO2 tons at the time of conversion. As of September 30, 2007, none of the principal of $100,000 or accrued interest of $11,259 has been converted.

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. This discount on the debenture is amortized over the life of the note on a quarterly basis. As of September 30, 2007, the discount has been amortized by $8,529 to $21,022 which when netted against the original note gives a value of the debenture payable of $78,978. The derivative portion is adjusted on a quarterly basis at fair market value. Any resulting gain or loss is recognized in the consolidated statement of operations.

NOTE 8 – COMMITMENTS

The founder of the Hydro-Air Renewable Power System technology has granted the Company’s subsidiary, Hydro-Air Technologies, Inc., an exclusive license to develop, manufacture and market the same. For the license, Hydro is committed to a 1% royalty on gross sales and 1/2% royalty on the sale of the electrical power generated by any power plants owned by Hydro. At September 30, 2007, there were no sales relating to the licensed technology.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2007

NOTE 8 – COMMITMENTS – CONTINUED

On August 17, 2005, the Company and Planktos executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expected the cost of the prove out program to be $1,290,000 of which Diatom had agreed to provide up to 25%. The Company was responsible for funding the remainder of the developmental funding.

On May 31, 2007, the Company entered into a securities exchange agreement and plan of exchange with Enwin Resources, Inc. whereby Solar intends to sell 100% ownership of D2 Fusion to Enwin Resources, Inc., in exchange for an aggregate of 30,000,000 shares of Enwin Resources, Inc.’s common stock, and the fulfillment of certain conditions on or before closing. The conditions include that Enwin Resources, Inc. (a) make available working capital of no less than $2,000,000 to D2 Fusion on or before the acquisition is completed, (b) cancel 30,000,000 shares of its issued and outstanding common share capital on or before the acquisition is completed, and (c) obtain shareholder approval of the transaction. As of September 30, 2007, Enwin Resources, Inc. had advanced $224,970 towards working capital, these advances have no specific due dates for repayment, are currently uncollateralized, and are non-interest bearing. Conditions of this agreement have not been met and the closing of this transaction is still pending.

In the nine months ended September 30, 2007, Planktos agreed to donate $75,000 to a non-profit organization. In connection with this donation, the Company received the use of approximately $50,000 in equipment for the Company’s Weatherbird II vessel. The Company recorded the value of the equipment in vessel operating costs and recorded the remainder as a charitable contribution. As of September 30, 2007, the Company had paid only $27,500 of the donation and recorded the unpaid portion of $22,500 as an outstanding payable.

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

September 30, 2007

NOTE 9 – STOCK OPTIONS – CONTINUED

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

Information with respect to the Company’s stock options at September 30, 2007 is as follows:

Weighted
Stock	Exercise	Average
Options	Price	Exercise
Outstanding at January 1, 2006	500,000	$0.33	$0.33
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2006	500,000	0.33	0.33
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2007	500,000	$0.33	$0.33

NOTE 10 – WARRANTS

A summary of the Company’s warrants at September 30, 2007 and December 31, 2006 and the changes for 2007 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life (years)

Balance, December 31, 2005	2,185,000	$ 0.28	1.71
Issued	531,500	0.40	1.32
Exercised / Cancelled / Expired	(785,000)	(0.25)	-

Balance, December 31, 2006	1,931,500	0.33	0.81
Issued	1,150,000	0.40	1.84
Exercised / Cancelled / Expired	(900,000)	(0.25)	-

Balance September 30, 2007	2,181,500	$ 0.40	1.01

SOLAR ENERGY LIMITED

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2007

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2007, the Company authorized the issuance of 100,000 units, each unit comprised of one common share and one purchase warrant with an exercise price of $0.40 for a period of 24 months for cash consideration of $25,000 or $0.25 per unit.

ITEM 2.	MANAGEMENT’S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2007. Our fiscal year end is December 31.

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

Over the last two years, the Company has concentrated on furthering the science connected to the operations of Planktos, Inc. (“Planktos”) and D2Fusion, Inc. (“D2Fusion”) both of which are involved in developing pioneering technologies. Planktos intends to sequester CO2 from the earth’s marine environment using an “iron fertilization” process and from the growth of new forests. These efforts at sequestration are intended to generate commercial quantities of verifiable carbon credits to meet global requirements made part of international agreements such as the Kyoto Protocol. D2Fusion is developing a mechanism to provide limitless renewable energy through proprietary solid-state fusion, more commonly known as “cold-fusion” aimed at entry level heat and energy applications for homes and industry.

On August 9, 2007, the Company transferred our 100% ownership of Planktos to Planktos Corp. in exchange for 45,000,000 shares of Planktos Corp.’s common stock pursuant to the terms of a securities and exchange agreement and plan of exchange executed on January 12, 2007. The transaction caused us to acquire a controlling interest (53.78%) in the outstanding common shares of Planktos Corp. Since the shares issued in the acquisition changed control of the Planktos Corp., the Company has elected to consolidate Planktos Corp. for financial reporting purposes.

On May 31, 2007, the Company entered into a securities exchange agreement and plan of exchange with Enwin Resources, Inc. (“Enwin”) pursuant to which agreement the Company intends to transfer our 100% ownership of D2Fusion to Enwin in exchange for an aggregate of 30,000,000 shares of Enwin’s common stock, and the fulfillment of certain conditions on or before closing. Those conditions include that Enwin (a) make available working capital of no less than $2,000,000 to D2Fusion on or before the acquisition is completed, (b) cancel 30,000,000 shares of Enwin’s issued and outstanding common share capital on or before the acquisition is completed, and (c) obtain shareholder approval of the transaction. The transaction is pending subject to the fulfillment of these certain conditions.

Planktos, Inc. and Carbon Credits

The Company began research and development operations with Planktos in 2005. Planktos is a Foster City, California based business focused on reviving marine as well as land based ecosystem health and biodiversity with the intention to slow global climate change. Planktos has launched a two year pilot project series to restore hundreds of millions of tons of missing plankton plant life in the open seas that is intended to sequester tens of millions of tons of CO2 in the deep ocean for centuries or more. On land, Planktos’ partially owned Hungarian affiliate KlimaFa (translated as “Climate Forest”) intends to plant thousands of hectares of new, permanently protected, native forests or “climate parks” in the national parks system of the European Union and elsewhere.

Both ocean plankton and forest ecorestoration projects are believed to remove huge quantities of global warming CO2 from the atmosphere. Long term CO2 reductions can now be banked and traded like a commodity in international carbon markets. Consequently, Planktos’ business model intends to not only restore the planet’s most vital biological systems but generate the largest volume of lowest cost greenhouse gas offsets or “carbon credits” available to commercial, governmental and green consumer clients.

Planktos is pioneering natural science intensive marine and terrestrial ecorestoration regimes that affordably offer unprecedented gains for the climate, the biosphere and the company’s commercial objectives. Simply, restoring ocean plankton plant life to 1980’s levels of health could remove 3-4 billion tons of global warming CO2 and generate tens of billions of dollars in tradable carbon credit value.

The advent of the Kyoto Protocol, the enormous carbon sequestration potential of this work, and the developing global trade in carbon credits, has become the focus of the Planktos business model.

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

Planktos has cultivated working partnerships with government labs and ocean science institutions to assist with measurement and verification procedures and to optimize project designs. Bankable, tradable investment grade CER credits for corporate buyers and fund managers are expected to be verified and certified with satellite & aerial mapping, underwater analysis methods, and bloom measuring sensors on Planktos’ proprietary autonomous ocean rovers.

Russ George, the president of Planktos, has been involved with ocean restoration and CO2 sequestration since 1997 and was responsible for establishing the Planktos Foundation. Planktos’ management team is supported by an Advisory Group headed by Dr. Noel Brown (formerly the United Nations Environmental Program director) and Dr. Scott Chubb (US Naval Research Laboratory).

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

Planktos’ initial calculations have determined that the introduction of one ton of iron results in the biological fixation of up to 100,000 tons of CO2. Moreover, this process has three additional benefits that help to restore ecosystems of the open ocean:

▪	Support and restore diminished fish populations (additional plankton means more food)
▪	Adds to global O2 levels (more plankton results in more oxygen as some 60% of the earth’s O2 is produced by plankton)
▪	Preserves coral reefs by reducing the acidity of the oceans.

Our research vessel, the Weatherbird II, is equipped with state of the art research equipment which is available to us from a leading ocean research technology group that routinely equips US research vessels. The ship is fully equipped to embark on ocean ecorestoration and other science missions.

Over the coming years, work aboard the Weatherbird II will provide the critical data and knowledge required by project development documents and methodologies, which is expected to lead to verifiable certifiable climate change projects among those nations who are signatories to the Kyoto Accord. Beginning in 2008, the public will be able to follow the progress of the Weatherbird II’s research via web casts and regular updates on Planktos’ website.

The process of stimulating plankton growth and Planktos’ overall mission can be viewed at Planktos’ website: www.planktosinc.com .

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

KlimaFa’s first project is near the Bukk National Park in northeastern Hungary. The area is a large tract of environmentally degraded, abandoned land, one of many in former Eastern bloc countries. The land was originally called Forest Island, cleared in the Middle Ages for farming and currently overgrown with weeds. As a forest grows to replace this wasteland, we expect to absorb 10 times the carbon that is currently absorbed.

The science and news surrounding eco-restoration can be viewed on KlimaFa’s website: www.klimafa.com

D2fusion Inc.

The Company began research and development operations with D2Fusion in 2005.D2Fusion, based in Foster City, California, and Los Alamos, New Mexico, is a research and development company staffed by scientists and engineers working toward the delivery of proprietary solid-state fusion aimed at entry level heat and energy applications for homes and industry. Solid-state fusion is a solid state, low temperature, non-radioactive nuclear reaction that fuses two heavy hydrogen nuclei into a helium atom and releases enormous amounts of heat. The technology is more widely recognized under the name “cold-fusion.”

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

The Company is well aware of the controversy surrounding “cold fusion” technology. However, we believe that there is sufficient global evidence that the risk/reward ratio merits our investment. As D2Fusion’s prototype technology is scaled to commercial size it could help solve much of the world’s energy, water, and pollution problems. The science and news surrounding solid-state fusion and D2Fusion can be viewed on its website: www.d2fusion.com .

Historical Research and Development

The Company is the owner of intellectual property rights related to the acquisition of Hydro-Air Technologies, Inc., (“HAT”), from Dr. Melvin Prueitt. HAT has certain intellectual property rights that we intended to develop for the purpose of generating commercially viable electrical power using the energy generated by the heat of evaporation of water. Unfortunately, these projects proved difficult to develop into working prototypes that caused us to abandon research and development specific to these technologies. However, preliminary work, experiments completed and test results generated from the projects did prove useful to derivative projects that we expect may become commercially viable at some future date.

The Company is the owner of a 30% interest in Renewable Energy Limited (“RECO”). The primary asset of RECO is a project called SOLAREC (Solar Reduction of Carbon Dioxide.) This project, lead by Dr. Reed Jensen involves the task of recycling carbon dioxide into fuel using focused ultraviolet and visible light from the sun. One of the goals of the SOLAREC project is to use solar energy and CO2 to produce a clean usable fuel (gasoline, diesel, etc.) with electricity and oxygen as the only by-products. RECO has also developed three solar driven methods for the environmentally friendly production of hydrogen, utilizing atmospheric or industrially produced CO2 or coal. We believe that the SOLAREC project has the potential to significantly address today’s global energy and pollution problems; however, as a minority interest holder we are no longer involved SOLAREC’s business on a day-to-day basis.

The Company is a research and development company with no revenues and no immediate source of revenue generation. We have been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. All of our projects have been experimental in nature and virtually all of the capital raised to date has been allocated for research and the development activities with related administrative costs.

Plan of Operation

During the nine month period ended September 30, 2007, the Company was involved in developing innovative technologies tied to Planktos and D2Fusion, building a management team for both entities, and completing a private placement to fund research and development. We remain focused on overseeing the operation of Planktos Corp. as the controlling shareholder and managing the day to day operation of D2Fusion in anticipation of closing our agreement to transfer ownership to Enwin.

Planktos, Inc.

Planktos is currently working with US and European marine research teams to plan and launch significant ocean iron fertilization projects. Initial efforts will be modest in scope and research-intensive, but are still designed to verifiably sequester carbon between hundreds of thousands and millions of tonnage per voyage.

Subsequent to the period ended September 30, 2007, our Weatherbird II research vessel began its first effort, the “Voyage of Recovery,” upon an invitation from the University of Las Palmas Ocean Science Department. The mission was to begin research and experiments dedicated to the study of ocean plankton blooms in the region. However, in early December of 2007, the Weatherbird II was denied entry to Spanish waters upon arrival at Las Palmas, Gran Canaria, in the Canary Islands due to non-compliance with certain administrative and permit issues that are currently under consideration. Since port authorities could not be moved to permit the Weatherbird II entry until becoming compliant with Spanish rules and regulations, the vessel was redirected north into Portuguese waters at Funchal, Madeira. We are now reviewing what options remain to complete the Weatherbird II’s mission, including a possible return to the Canary Islands to engage in research with the University of Las Palmas as originally intended.

This launch was to be the first of a series of up to 6 commercial scale ocean plankton blooms over 24 months designed to verifiably sequester a total of between 24 and 30 million tons of CO2. Post 2008 projects include additional ships and larger blooms with a target of 250 million tons of verified CO2 sequestration by 2010.

Planktos and KlimaFa are approaching this work with an array of qualifications:

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

Planktos’ plan of operation will require $2,000,000 in funding over the next 12 months, over $1,000,000 of which has been raised by an equity financing of Planktos’ common stock as of the period ending September 30, 2007. Planktos’ expects that the $1.4 million is slated for the Weatherbird II and $600,000 to complete the first stage planting in Hungary by KlimaFa will be made available from additional debt or equity financings tied Planktos’ common stock.

D2Fusion, Inc.

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

Our plan of operation for D2Fusion will require $2,000,000 in financing over the next 12 months which financing is tied to our agreement with Enwin. The Company is confident that Enwin will be able to finance D2Fusion in the near term. Meanwhile, we will continue to fund limited research and development of D2Fusion’s LENR technology.

Subsequent to the period ended September 30, 2007, the Company’s inability to obtain required funding for the continued operation of the business plans of both Planktos and D2Fusion has forced management to consider a winding down of operations which has so far resulted redundancies among Planktos employees. Efforts to continue the operations of Planktos and D2Fusion remain management’s top priority but can in no way be assured given the present state of the Company’s financial resources.

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

The Company does not expect to receive revenues through 2007.

Net Losses

For the period from January 5, 1994 to September 30, 2007 the Company recorded a net loss of $16,491,427. Net losses for the three month period ended September 30, 2007 were $2,331,492 as compared to $458,200 for the three month period ended September 30, 2006. Net losses for the nine month period ended September 30, 2007 were $4,376,726 as compared to $1,410,938 for the nine month period ended September 30, 2006. The change in net losses in the current nine month period can be attributed to increases in general and administrative expenses, research and development costs and vessel maintenance. General and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. The research and development expenses include costs associated with both the pursuit of numerous non-fossil fuel energy technologies including solar power, cold fusion nuclear power and the sequestration of CO2 in the marine and terrestrial environments. Vessel operating costs are related to expenses incurred by Planktos in refitting the Weatherbird II research ship.

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

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2007, the Company had current assets totaling $592,676 and a working capital deficit of $519,982. These assets consist of cash on hand of $584,735 and prepaid expenses of $7,941. Net stockholders' deficit in the Company was $1,215,521 at September 30, 2007. The Company is in the

development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $8,361,998 for the period from inception to September 30, 2007. Cash flow used in operating activities for the nine month period ended September 30, 2007 was $3,679,771 as compared to $1,206,967 for the nine months ended September 30, 2006. The increase in cash flow used in operating activities in the current nine month period was due primarily to an increase in net losses.

Cash flow provided by financing activities was $7,936,544 for the period from inception to September 30, 2007. Cash flow provided by financing activities for the nine month period ended September 30, 2007 was $2,913,272 as compared to $1,485,325 for the nine months ended September 30, 2006. Cash flow provided by financing activities in the current nine month period can be attributed to proceeds received from related party loans, advances, and sales of our equity.

Cash flows used for investing activities was $1,010,189 for the period from inception to September 30, 2007. Cash flow provided by investing activities for the nine month periods ended September 30, 2007 was $1,147,322 as compared to $11,898 used by investing activities for the nine months ended September 30, 2006. The recognition of cash flows used by investing activities is a result of the cash acquired from Planktos.

The Company’s current assets are insufficient to conduct our plan of operation over the next twelve (12) months and we will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding has had a material adverse affect on our plan of operation and will continue to diminish our ongoing businesses.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $16,491,427 at September 30, 2007. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

Our businesses will not likely be profitable in the next twelve months and may never be profitable.

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

We will need additional financing to fund our businesses.

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

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2007, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $12,114,701 as of December 31, 2006 which increased to $16,491,427 as of September 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of us to realize a profit and /or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) establishing revenues from commercializing of its projects; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting.

During the quarter ended September 30, 2007 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings were initiated by Mary Ruth Ladd against the Company, Planktos and certain individuals affiliated to the Company on October 3, 2007 in the Superior Court of the State of California, County of San Francisco in connection with allegations of discrimination and retaliation against a whistle blower, wrongful termination, fraud, breach of contract, wrongful business acts and intentionally causing injury in the workplace. The claim seeks $58,280 in lost wages in addition to certain employee benefits and punitive damages. The Company has retained counsel to respond to these allegations and denies any liability for these alleged causes of action.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On October 1, 2007, the Company authorized the issuance of 100,000 units, each unit comprised of one common share and one purchase warrant with an exercise price of $0.40 for a period of 24 months to Zmax Capital Corporation, pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933 in exchange for cash consideration of $25,000 or $0.25 per unit. No commissions were paid in connection with this transaction.

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

The Financial Industry Regulatory Authority (“FINRA”) in a letter dated November 20, 2007, notified Planktos that pursuant to NASD Rule 6530(e), it had been delinquent in its reporting obligations under the Securities Exchange Act of 1934 three times during the past 24 months. As a result, Planktos was deemed ineligible for trading on the Over-the-Counter Bulletin Board (the “OTCBB”) for a period of 12 months beginning November 29, 2007. Planktos requested a hearing with FINRA to appeal the determination of delinquency which was held on December 13, 2007. On December 17, 2007, Planktos was advised that its securities would no longer be quoted on the OTCBB as of the open of business on December 19, 2007.

Planktos intends to comply in a timely manner with all Commission reporting obligations over the next 12 months in order to be eligible to reapply for quotation on the OTCBB. During this period Planktos will be quoted on the Pink Sheets LLC.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 31 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 18th day of December, 2007.

Solar Energy Limited

/s/ Andrew Wallace

Andrew Wallace

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)	* Articles of Incorporation (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999).
3(ii)	* By-laws (incorporated herein by reference to the Company’s Form 10-SB filed with the Commission on January 28, 1999).
10(i)

* Stock Purchase Agreement dated April 27, 2004 between Renewable Energy Limited, Los Alamos Renewable Energy , LLC, Renewable Energy Corporation and the Company (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 24, 2004).

10(ii)	* Acquisition Agreement with Planktos, Inc., dated August 10, 2005 (incorporated by reference to the Company’s Form 8-K filed with the Commission on August 19, 2005).
10(iii)	* Acquisition Agreement with D2Fusion Inc., dated August 18, 2005 (incorporated by reference to the Company’s Form 8-K filed with the Commission on August 19, 2005).
10(iv)

* Iron-Fertilization Prove-Out and Purchase Agreement with Planktos Corp. (formerly Diatom Corporation), dated August 18, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on August 19, 2005).

10(v)	* Consulting Agreement with Bay Cove Capital Corporation dated December 1, 2005 (incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 12, 2007).
10(vi)

* Securities Exchange Agreement and Plan of Exchange with Planktos Corp. (formerly Diatom Corporation) dated January 12, 2007 (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 19, 2007).

10(vii)	* Amendment to Consulting Agreement with Bay Cove Capital Corporation dated May 1, 2007 (incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 12, 2007).
10(viii)	* Securities Exchange Agreement and Plan of Exchange with Enwin Resources, Inc. dated May 31, 2007 (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 4, 2007).
14	* Code of Ethics adopted March 30, 2004 (incorporated herein by reference to Form 10-KSB dated April 1, 2004).
31	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.