Form 10QSB/A
period 2007-09-30
SOLAR ENERGY LTD
filed 2008-01-22
CIK 1058322

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock) as of January 21, 2008 was 21,923,309.

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

Explanatory Note

The registrant’s Form 10-QSB has been amended to correct an overstatement of general and administrative expenses that was the result of erroneously duplicating certain items on consolidation of the registrant’s operations with those of Planktos Corp.

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

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$584,735	$203,912
Prepaid expenses	7,941	26,357
TOTAL CURRENT ASSETS	592,676	230,269

OTHER ASSETS
Deposits	4,720	4,720
Vessels and other fixed assets, net of depreciation	796,726	-

TOTAL ASSETS	$1,394,122	$234,989

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$182,925	$91,904
Accrued interest - related party	7,147	9,750
Other current liabilities	2,494	6,700
Advances payable	224,970	-
Note payable to related party	620,122	174,084
Deferred revenues	250,000	250,000
TOTAL CURRENT LIABILITIES	1,287,658	532,438

LONG-TERM LABILITIES
Debenture payable, net of discount	78,978	72,850
Accrued interest	11,259	3,252
Derivative from debenture payable	13,884	18,221
TOTAL LONG-TERM LIABILITIES	104,121	94,323

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST Provision for loss on contract Minority interest in Subsidiary	967,500 425,364	967,500 -
	1,392,864	967,500
STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par value,
21,823,309 and 19,873,309 shares issued and outstanding, respectively	2,182	1,987
Additional paid-in capital	13,541,949	10,753,442
Accumulated deficit during development stage	(14,934,652)	(12,114,701)
TOTAL STOCKHOLDERS' DEFICIT	(1,390,521)	(1,359,272)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,394,122	$234,989

The accompanying condensed notes are an integral part of these interim financial statements

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
					From Inception
	Three Months Ended		Nine Months Ended		(January 5, 1994)
	September 30,	September 30,	September 30,	September 30,	through
	2007	2006	2007	2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	417,410	387,546	1,685,250	1,305,939	6,426,701
Vessel operating costs	172,702	-	690,469	-	690,469
Research and development	140,315	51,785	420,223	148,212	2,905,350
Impairment of patents	-	-	-	-	39,648
Impairment of goodwill	-	-	-	-	3,514,118
TOTAL EXPENSES	784,427	439,331	2,795,942	1,454,151	13,576,286

LOSS FROM OPERATIONS	(784,427)	(439,331)	(2,795,942)	(1,454,151)	(13,576,286)

OTHER INCOME (EXPENSES)
Other income	13,606	(21,000)	23,258	41,000	373,144
Financing costs	-	-	-	-	(963,500)
Charitable contribution	-	-	(27,500)	-	(27,500)
Gain (loss) on investments	-	-	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	-	-	(10,867)
Gain (loss) on derivative instrument	4,137	-	4,337	-	15,667
Gain on forgiveness of debt	-	-	-	-	172,227
Interest income (expense), net	5,873	2,131	(17,976)	2,213	(79,419)
Amortization of discount on debenture payable	(2,160)	-	(6,128)	-	(8,529)
Provision for loss on contract	-	-	-	-	(967,500)
Gain (loss) on sale of subsidiary	-	-	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	9,710	(18,869)	(24,009)	43,213	(1,358,366)

LOSS BEFORE TAXES	(774,717)	(458,200)	(2,819,951)	(1,410,938)	(14,934,652)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(774,717)	$(458,200)	$(2,819,951)	$(1,410,938)	$(14,934,652)

NET LOSS PER COMMON SHARE,BASIC AND DILUTED	$(0.04)	$(0.02)	$(0.14)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

OUTSTANDING, BASIC AND DILUTED	21,823,309	19,855,377	20,861,955	17,604,226

The accompanying condensed notes are an integral part of these interim financial statements

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception
	Nine Months Ended		(January 5, 1994)
	September 30,	September 30,	through
	2007	2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,819,951)	$(1,410,938)	$(14,934,652)
Adjustments to reconcile net loss to net cash used in operating activities:
(Net of Acquisition/Sale)
Amortization and depreciation	9,165	3,132	212,809
Amortization on discount of debentures	6,128	-	8,529
Bad debt	-	-	250,000
Stock issued for services	150,000	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	(4,337)	-	(15,667)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Gain on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	963,500
Impairment of goodwill	-	-	3,514,118
Provision for loss on contract	-	-	967,500
Minority interest	-	-	(123,856)
(Increase) decrease in:
Accounts receivable	-	(1,913)	39
Deposits	-	-	(24,883)
Prepaid expenses	18,416	174,274	14,559
Increase (decrease) in:
Accounts payable	91,021	26,059	226,597
Accrued expenses and other current liabilities	1,198	2,419	254,526
Deferred revenues	-	-	250,000
Minority interest	425,364	-	425,364
Net cash used by operating activities	(2,122,996)	(1,206,967)	(6,805,223)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired (sold) from subsidiary	1,953,213	-	2,200,725
Cash paid to subsidiary	-	-	(107,568)
Cash paid to RECO and Sunspring	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash received (paid) for property & equipment	(805,891)	(11,898)	(877,737)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Net cash provided (used) by investing activities	1,147,322	(11,898)	1,010,189
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	685,489	1,401,556	4,332,958
Cash received from related party notes payable and advances	671,008	3,769	1,290,890
Stock subscription	-	(20,000)	-
Proceeds from debenture payable	-	100,000	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Net cash provided by financing activities	1,356,497	1,485,325	6,379,769
NET INCREASE (DECREASE) IN CASH	380,823	266,460	584,735
CASH, BEGINNING OF PERIOD	203,912	188,129	-
CASH, END OF PERIOD	$584,735	$454,589	$584,735
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

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

The loan from Regal RV Resorts, Inc., a shareholder, includes the $211,478 assignment of debt from Bay Cove Investments, Ltd., additional advances of $691,144, and a $282,500 repayment for a total owing of $620,122. Of this $620,122 loan, $372,511 is uncollateralized and bears no interest while $247,611 of the loan is uncollateralized and bears 6% per annum and is due upon demand. The accrued interest owing on this loan at September 30, 2007 and December 31, 2006 was $2,471 and $0, respectively.

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

Net Losses

For the period from January 5, 1994 to September 30, 2007 the Company recorded a net loss of $14,934,652. Net losses for the three month period ended September 30, 2007 were $774,717 as compared to $458,200 for the three month period ended September 30, 2006. Net losses for the nine month period ended September 30, 2007 were $2,819,951 as compared to $1,410,938 for the nine month period ended September 30, 2006. The change in net losses in the current nine month period can be attributed to increases in general and administrative expenses, research and development costs and vessel maintenance. General and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. The research and development expenses include costs associated with both the pursuit of numerous non-fossil fuel energy technologies including solar power, cold fusion nuclear power and the sequestration of CO2 in the marine and terrestrial environments. Vessel operating costs are related to expenses incurred by Planktos in refitting the Weatherbird II research ship.

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

Liquidity and Capital Resources

As of September 30, 2007, the Company had current assets totaling $592,676 and a working capital deficit of $519,982. These assets consist of cash on hand of $584,735 and prepaid expenses of $7,941. Net stockholders' deficit in the Company was $1,390,521 at September 30, 2007. The Company is in the

development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $6,805,223 for the period from inception to September 30, 2007. Cash flow used in operating activities for the nine month period ended September 30, 2007 was $2,122,996 as compared to $1,206,967 for the nine months ended September 30, 2006. The increase in cash flow used in operating activities in the current nine month period was due primarily to an increase in net losses.

Cash flow provided by financing activities was $6,379,769 for the period from inception to September 30, 2007. Cash flow provided by financing activities for the nine month period ended September 30, 2007 was $1,356,497 as compared to $1,485,325 for the nine months ended September 30, 2006. Cash flow provided by financing activities in the current nine month period can be attributed to proceeds received from related party loans, advances, and sales of our equity.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management's Plan of Operation with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB/A because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $14,934,652 at September 30, 2007. The Company has never realized revenue from operations. We will continue to incur operating losses as we fund our subsidiaries’ operations. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $12,114,701 as of December 31, 2006 which increased to $14,934,652 as of September 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of us to realize a profit and /or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) establishing revenues from commercializing of its projects; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 31 of this Form 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 21st day of January, 2008.

Solar Energy Limited

/s/ Nelson Skalbania

Nelson, Skalbania

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