Form 10-K
period 2007-12-31
SOLAR ENERGY LTD
filed 2008-04-14
CIK 1058322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to

Commission file number: 001-14791

SOLAR ENERGY LIMITED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0418364 (I.R.S. Employer Identification No.)

145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2

(Address of principal executive offices) (Zip Code)

(604) 669-4771

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑.

The aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates (14,908,355 shares) was approximately $2,608,962 based on the average closing bid and asked prices ($0.175) for the common stock on April 11, 2008.

At April 14, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 21,923,309.

PART I

ITEM 1.	BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Solar Energy Limited, our predecessors, and our subsidiaries, unless context indicates otherwise.

Corporate History

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

On August 18, 2005, the Company acquired D2Fusion, Inc. (“D2Fusion”) from Russ George as a wholly owned subsidiary in exchange for a convertible debenture which Mr. George converted into 2,000,000 shares of our common stock on November 21, 2005.

On August 10, 2005, the Company acquired Planktos, Inc. from Russ George as a wholly owned subsidiary in exchange for a convertible debenture which Mr. George converted into 1,500,000 shares of our common stock on November 17, 2005.

On August 17, 2005, the Company and Planktos, Inc. executed an Iron-Fertilization Prove-Out and Purchase Agreement with Planktos Corp. (“Planktos”), whereby Planktos committed to assist the Company in providing developmental funding for Planktos, Inc’s “iron-fertilization” prove out CO2 sequestration program in exchange for exclusive marketing and intellectual property rights to a CO2 sequestration process.

On May 31, 2007, the Company entered into a securities exchange agreement and plan of exchange with Enwin Resources, Inc. (“Enwin”) pursuant to which agreement the Company intended to transfer our 100% ownership of D2Fusion to Enwin in exchange for an aggregate of 30,000,000 shares of Enwin’s common stock, and the fulfillment of certain conditions on or before closing. The transaction was subsequently abandoned when neither the Company nor Enwin were able to satisfy the terms of the agreement as proscribed.

On August 9, 2007, the Company transferred our 100% ownership of Planktos, Inc. to Planktos in exchange for 45,000,000 shares of Planktos’ common stock pursuant to the terms of a securities and exchange agreement and plan of exchange executed on January 12, 2007. The transaction caused us to acquire a controlling interest (53.78%) in the outstanding common shares of Planktos. Since the shares issued in the acquisition changed control of Planktos, the Company elected to consolidate Planktos for financial reporting purposes.

Despite vigorous efforts to finance, implement and conduct Planktos’ “iron-fertilization” prove out program, while funding labors to sustain D2Fusion’s cold fusion research program, a combination of poor market conditions, international condemnation from certain environmental groups and local opposition to ocean research caused Planktos to suspend operations and D2Fusion to place research and development activities on hold.

Subsequent to the year ended December 31, 2007, Planktos’ “iron-fertilization” prove out program remains suspended and efforts are underway to wind down its operations. Planktos has terminated all employees, liquidated substantially all of its assets and is in the process of closing its Foster City, California office. D2Fusion has vacated office space it shared with Planktos and intends to resume research and development activities from facilities occupied in Los Alamos, New Mexico.

On February 22, 2008 the Company and D2Fusion, a wholly owned subsidiary of the Company, entered into a Settlement and Release Agreement with Planktos, Russ George, and Nelson Skalbania for the purposes of separating the services and know-how of Russ George, from each of D2Fusion, Inc. and Planktos. The agreement provided that Russ George resign his positions as Planktos’ chief executive officer, chief financial officer and principal accounting officer, resign from D2Fusion’s board of directors and return to us for cancellation 3,500,000 of our common shares that were issued to him for his ownership interest in Planktos, Inc. and D2Fusion, Inc. in exchange for his right to the exclusive use of the name Planktos and the non-exclusive use of the proprietary know-how associated with both “iron-fertilization” and cold fusion.

The operations of our subsidiaries and related companies are now entirely focused on renewable energy sources including cold fusion from our research and development facility in Los Alamos, New Mexico.

The Company

The Company intends to remain a research and development incubator of (i) cost-effective renewable energy sources that do not threaten the environment, and (ii) practical solutions to mitigate the effects of traditional energy sources’ unintended consequences concerning global climate change. Since 1997 the Company has focused on innovative solutions for global issues related to water, energy and pollution. Our primary focus has been on the development of renewable energy sources that might compete effectively with traditional sources of energy.

Our principal place of business is located at 145-925 West Georgia Street, Vancouver, British Columbia, Canada, V6C 3L2, and our telephone number is (604) 669-4771. Our registered statutory office is located at The Company Corporation, 2711 Centerville Road, Wilmington, Delaware, 19808.

The Company’s shares are quoted on the Over the Counter Bulletin Board under the symbol SLRE.

Summary of Current Operations

The following discussion of current operations is subject to the Company obtaining sufficient financing to resume its plan of operation as all prior operations have either been terminated or suspended pending financing and reconsideration of our objectives.

All of the following references made to research and development activities relate to the activities of our subsidiaries or other entities with which we contract as Solar Energy Limited does not conduct any of its own research and development activities.

The Company remains committed to developing proprietary know-how associated with cold fusion, and intends that Planktos reexamine what further plan of operation, if any, might be instigated in connection with the sequestration of CO2 D2Fusion intends to resume research and development activities devoted to cold fusion as soon as sufficient financing becomes available for this purpose while Planktos’ operations remain suspended pending additional consideration.

Cold Fusion

We are developing our energy program in Los Alamos, New Mexico, with scientists and engineers working toward the delivery of proprietary solid-state fusion aimed at entry level heat and energy applications for homes and industry. Solid-state fusion is a solid state, low temperature, non-radioactive nuclear reaction that fuses two heavy hydrogen nuclei into a helium atom and releases enormous amounts of heat. The technology is more widely recognized under the name “cold-fusion.”

Unlike the reactions in “cold-fusion,” we use more simple and reliable solid state processes more akin to high temperature super-conductor physics to produce and control radiation-free fusion reactions known as “LENR” or Low Energy Nuclear Reaction in the Solid State. In this most simple form of fusion, the process of LENR fuses two Deuterium atoms (heavy Hydrogen) that are contained and constrained under solid-state conditions fuse to form a single Helium-4 isotope (4He) but since the mass of one 4H atom is slightly less than two Deuterium atoms, each new helium atom created is accompanied by a release of energy. To put this into a more common perspective, under ideal conditions one gram of hydrogen fuel holds the equivalent to billions of watts (joules) of energy.

First discovered in the 1930s then re-discovered and announced in 1989, this safe, low-cost technology seemed to answer all society's prayers for a clean and abundant new energy source. To some, however, it appeared to violate conventional physics and threaten entrenched energy industries, and it was for a time denounced as impossible. Now, after more than 17 years of painstaking research and experimentation, this enigmatic new phenomenon has finally given up enough secrets to allow development of laboratory applications. Upon completion of a consumer model, multi-kilowatt devices will be able to permeate society, enhancing the economy, environment, and self-sufficiency of countless nations around the globe.

Major energy research organizations and government agencies around the world are now accelerating efforts to develop and deliver new forms of nuclear energy. Only solid-state fusion offers such an energy solution without any radioactivity or nuclear waste. As the departments of energy and defense in the USA, Europe, and Asia begin to make R&D commitments in this field, we are positioned to pioneer many commercial applications that can finally bring this clean energy revolution to fruition.

Our team in Los Alamos has working prototypes that can demonstrate LENR. We expect that these prototypes will be further tested and refined by research groups. Our ultimate goal is to produce heat and electricity at a fraction of today’s cost with zero harmful emissions.

The Company is well aware of the controversy surrounding “cold fusion” efforts in the United States and abroad. However, we believe that there is sufficient global evidence that the risk/reward ratio merits our continued investment in the pursuit of this technology. In the event that we are able to advance our prototype technology for commercial application, such an advance could help solve much of the world’s energy, and pollution problems.

Summary of Operations during the Year Ended December 31, 2007

During the year ended December 31, 2007 our operations were focused on the operations of our majority owned subsidiary Planktos and the research and development efforts of our wholly owned subsidiary D2Fusion.

Planktos, Inc.

Subsequent to the year ended December 31, 2007, Planktos’ “iron-fertilization” prove out program remains suspended and efforts are underway to wind down its operations. Planktos has terminated all employees, liquidated substantially all of its assets and is in the process of closing its Foster City, California office.

Planktos was a Foster City, California based business focused on reviving marine as well as land based ecosystem health and biodiversity with the intention of slowing global climate change. Planktos had launched a two year pilot project series to restore hundreds of millions of tons of missing plankton plant life in the open seas to sequester tens of millions of tons of CO2 in the deep ocean for centuries or more. On land, KlimaFa, Planktos’ majority owned subsidiary, had intended to plant thousands of hectares of new, permanently protected, native forests in the national parks system of the European Union and elsewhere

Both ocean plankton and forest ecorestoration projects remove huge quantities of global warming CO2 from the atmosphere. Long term CO2 reductions can now be banked and traded like a commodity in international carbon markets. Consequently, Planktos’ business model was to restore the planet’s most vital biological systems while generating what it believed would be the largest volume of lowest cost greenhouse gas offsets or “carbon credits” available to commercial, governmental and green consumer clients.

Forests of the Ocean

Plankton in our oceans is well documented in its utilization of photosynthesis to absorb CO2. Planktos’ commercial objective was to produce CER credits utilizing proprietary technology designed to stimulate plankton growth in the world’s oceans as a means by which to sequester (isolate from the atmosphere) CO2.

During November of 2007 the Weatherbird II research vessel embarked on a voyage devoted to ocean research at the invitation of the University of Las Palmas Ocean Science Department. The mission was to begin research and experiments dedicated to the study of ocean plankton blooms in the region However, in early December of 2007, the Weatherbird II was denied entry to Spanish waters upon arrival at Las Palmas, Gran Canaria, in the Canary Islands due to certain administrative and permit issues. Since port authorities could not be moved to permit the Weatherbird II entry, the vessel was redirected north into Portuguese waters at Funchal, Madeira. Consequently, the research mission was abandoned and the Weatherbird II returned to the United States.

Forests of the Land

A tree is composed of about 50% carbon which is produced by removing CO2 from the air through photosynthesis. KlimaFa S.A., formerly a majority owned subsidiary of Planktos, was dedicated to a forestation and reforestation projects in Europe and the Americas. Studies were underway to develop an ecologically sound indigenous species mix and planting model for flora to maximize wildlife habitat and biodiversity in the respective regions. KlimaFa was involved in the development of several government-assisted carbon forest projects in Hungary designed to restore native mixed growth forests in national parks and then afforest vast tracts of retired agricultural lands.

Competition

Efforts to develop alternative energy sources that can compete with traditional energy sources without threatening the environment, and the competition amid these efforts, are fragmented and very competitive. Although we will not compete directly with other interests involved in the provision of renewable energy sources from the realization of cold fusion technology or otherwise, the Company will compete indirectly with a number of companies, both private and public, that are active in the search for cost-effective applications of renewable energy Many of these indirect competitors are substantially larger and better funded than us with significantly longer histories of research and development. Therefore, we can offer no assurance that we will be successful in competing for commercial solutions with existing and emerging research and development businesses focused on similar applications.

The Company believes that competition in the search for the efficient application of alternative energy sources is based principally on the ability to successfully manage certain practical considerations.

Competition revolves around:

•	the development of such technologies;
•	the price of the equipment required to harness the energy as compared to other alternative applications and traditional systems;
•	the period required to recover any capital cost or equipment costs from energy savings that might result from operations;
•	the reliability of the systems;
•	public acceptance of alternative energy applications; and
•	the reputation of the manufacturer or producer.

The Company anticipates that our cold fusion program, with further research and development, will respond successfully to these considerations. Further, the Company believes that we have certain distinctive competitive advantages over all or many of our competitors that has enabled us to progress to our current level of technology development The advantages include:

•	the breadth of our approach to applying both renewable resources;
•	the academic, technical and professional proficiency of our chief project managers;
•	environmental integrity; and
•	the willingness of project managers to consider joint venture relationships with third parties to maximize resources in research and development.

All of these factors in combination with the dedication of the Company’s personnel and sufficient financing will enable us to become competitive in the search for an efficient application of renewable energy sources.

Marketability

The market of cost effective renewable energy that leaves no mark on the environment is as broad as the world’s need for energy. If and when our cold fusion program results in a practicable technology, fusion modules will be designed for integration into a wide range of commercial products and technologies. For example, the first low-tech heat producing modules will be suited for a wide variety of domestic and industrial heating uses ranging from hot water and room heaters to industrial process heat. As more highly developed, multi-kilowatt devices gradually permeate society, we expect an enormous demand for this technology which will be capable of producing energy at a fraction of current costs with no harmful environmental effects.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

Other than those patents associated with a technology that we are no longer exploring, we currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. However, we do intend to pursue patents for a wide variety of devices, materials, and methods that are intrinsic components of the technology used to develop solid-state fusion modules in the event we are able to resume research and development activities However, since 1989, hundreds of researchers have filed a large number of mostly broad speculative and theoretical patents in this field in the U.S. and other patent venues. Very few patents have been allowed in the field and there is a consensus among many patent experts that the field has, and will continue to have, a very confusing patent landscape. In light of this, we have chosen a patent strategy that focuses on filing for narrowly defined working devices that can receive patent protection based on demonstration of working utility.

Governmental and Environmental Regulation

The Company’s operations remain subject to a variety of national, federal, state and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. However, each one of the Company’s projects was designed to produce environmentally “green” products for which there are no specific environmental regulations.

During 2007 the Company was in full compliance with the Resource Conservation Recovery Act (“RCRA”), the key legislation dealing with hazardous waste generation, management and disposal. Nonetheless, under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances.

Since the Company’s solid-state fusion reactions have not produced the radiation and radioactive waste products commonly associated with other forms of nuclear energy there has been no nuclear hazard whatever associated with this energy source, and consequently there have been no dangerous waste products, waste management concerns or additional regulation pursuant to environmental laws.

The Company believes that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Research and Development

During the years ended December 31, 2007 and 2006, the Company spent $186,511 and $224,892, respectively, on research and development activities. We cannot anticipate the amount of spending on research and development in the future; such level will depend upon on success in raising additional financing and our progress with ongoing development projects in relation to the nature of future businesses that we may incubate.

Employees

The Company currently has no employees and 2 full time consultants. The Company also relies on the services of outside consultants, attorneys, and accountants as necessary, to satisfy public disclosure requirements and to pursue the Company’s plan of operation.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

The company’s ability to continue as a going concern is in question

The Company’s auditors included an explanatory statement in Note 2 of their report of financial statements for the years ended December 31, 2007 and 2006, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include as lack of revenue generating activities in place and losses since inception.

Since February 22, 2008, our majority owned subsidiary Planktos has essentially suspended all operations and its ability to continue is in doubt.

Subsequent to the year ended December 31, 2007, Planktos suspended “iron-fertilization” prove out efforts and commenced efforts to wind down its operations including the sale of assets and termination of employees. Planktos’ limited financial resources and absence of ongoing business operations place its, and our own, ongoing operation in doubt.

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $15,344,225 at December 31, 2007. The Company has never realized revenue from operations. We will continue to incur operating losses Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

Our business will not likely be profitable in the next twelve months and may never be profitable.

Our research and development operations are either suspended or remain in the early development stage and as such we have limited expectation of realizing profitable operations within the next twelve months or ever. Any possibility of future profit as the result of our operations remains purely speculative.

We will need additional financing to fund our businesses.

We will need additional capital to resume our research and development operations In our efforts to raise capital or obtain additional financing, we may be obligated to issue additional shares of common stock or warrants or other rights to acquire common stock on terms that will result in dilution to existing shareholders or place restrictions on operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations would be significantly limited.

Risks Related to the Company’s Stock

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

We incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company does not pay dividends.

The Company does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

The Company will require additional capital funding.

There can be no guarantee that we will not require additional funds, either through additional equity offerings or debt placements, in order to expand our operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s maintains an office located at 145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2. The facility consists of approximately 1,100 square feet, for which the Company pays approximately $2,700 a month. The term of the Company’s lease is five years terminating at the end of April in 2009.

The Company maintains office and research and development space for D2Fusion at 112 C Longview Drive, Los Alamos, New Mexico, 87544. The facility consists of approximately 2,000 square feet, for which the Company pays $2,000 a month. The term of the Company’s lease is on a month to month basis.

The Company’s majority owned subsidiary, Planktos maintains an office located at 1151 Triton Drive, Suite C, Foster City, California 94404 of approximately 4,800 square feet, which office was shared with D2Fusion, Inc. The Company paid $30,445 during 2007 and $21,340 during 2006 for the use of this space. The lease is on a month to month basis and notice has been given of Planktos’ intent to vacate the premises as of April 30, 2008.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol “SLRE” Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2007 and 2006 are as follows:

Year	Quarter Ending	High	Low
2007	December 31	$0.37	$0.11
	September 30	$0.56	$0.33
	June 30	$0.59	$0.43
	March 31	$0.64	$0.38
2006	December 31	$0.75	$0.40
	September 30	$1.01	$0.37
	June 30	$1.09	$0.46
	March 31	$1.34	$0.48

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2008, there were 460 shareholders of record holding a total of 21,923,309 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

The Company has no authorized shares of preferred stock

Warrants

As of April 14, 2008, the Company had 1,781,500 outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 14, 2008, the Company had 500,000 outstanding stock options to purchase shares of our common stock.

Convertible Securities

As of April 14, 2008, the Company had no outstanding securities, other than warrants and options, convertible into shares of the Company’s stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of cash dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay cash dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent and Registrar

Our transfer agent is Michael Ajzernman at Madison Stock Transfer Agency, 1688 East 16th Street, Suite 7, Brooklyn, NY 11229 (718) 627-4453.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

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

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

Discussion and Analysis

The Company is a research and development incubator with no revenues. We have been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. All of our projects have been experimental in nature and virtually all of the capital raised to date has been allocated for research and the development activities with related administrative costs.

The Company does not expect to receive revenues within the next twelve months.

Results of Operations

During the year ended December 31, 2007, the Company was involved in developing innovative processes tied to the sequestration of CO2 and technologies related to replicating the energy produced from cold fusion. We also completed several private placements to fund this research and development, explored new business opportunities, and satisfied continuous public disclosure requirements.

Net Losses

For the period from January 5, 1994 to December 31, 2007 the Company recorded a net loss of $15,344,225. Net losses for the year ended December 31, 2007 were $3,229,524 as compared to $1,608,683 for the year ended December 31, 2006. The increase in net losses in the current period can be primarily attributed to the loss from discontinued operations (to $1,624,310 from $0).

General and administrative expenses include accounting expenses, professional fees consulting fees and costs associated with the preparation of public disclosure documentation. Vessel operating costs are related to expenses incurred by Planktos in refitting the Weatherbird II research ship. Research and development expenses include costs associated with our experiments with cold fusion and the sequestration of CO2 in marine and terrestrial environments.

The Company expects to continue to operate at a loss through fiscal 2008 due to research and development costs in addition to administrative expenses.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to December 31, 2007 except in connection with Planktos’ purchase of the Weatherbird II research vessel during 2007 for $800,000, which vessel was subsequently sold in February 2008 for $1,000,000.

Liquidity and Capital Resources

As of December 31, 2007, the Company had current assets totaling $72,355 and a working capital deficit of $1,311,728. The current assets consist solely of cash on hand. Net stockholders' deficit in the Company was $680,892 at December 31, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $8,176,923 for the period from inception to December 31, 2007. Cash flow used in operating activities for the year ended December 31, 2007 was $3,494,696 as compared to $1,570,992 for the year ended December 31, 2006. The increase in cash flow used in operating activities in the current year was due primarily to an increase in net losses from discontinued operations and financing costs from warrants granted in 2007

Cash flow provided by financing activities was $6,209,533 for the period from inception to December 31, 2007. Cash flow provided by financing activities for the year ended December 31, 2007 was $1,186,261 as compared to $1,584,330 for the year ended December 31, 2006. Cash flow provided by financing activities in the current period can be attributed to proceeds received from related party loans, advances, and sales of our equity.

Cash flow provided by investing activities was $2,039,745 for the period from inception to December 31, 2007. Cash flow provided by investing activities for the year ended December 31, 2007 was $2,176,878 as compared to $2,445 used by investing activities for the year ended December 31, 2006. The recognition of cash flows used by investing activities is a result of the cash acquired from Planktos.

The Company’s current assets are insufficient to conduct our plan of operation over the next twelve (12) months and we will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding has had a material adverse affect on our plan of operation and will continue to diminish our ongoing businesses.

Subsequent to the year ended December 31, 2007, the Company’s majority owned subsidiary, Planktos, sold its research vessel the Weatherbird II to Sperc Explorer, Inc. for a sale price of $1,000,000. The Company has no current plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Minority Interests

The company owns 53% of Planktos Corp. The 47% minority in the subsidiary is owned by various unrelated parties.  The minority holders are not expected to make additional capital contributions.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $15,344,225 as of December 31, 2007. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) generating revenues from the commercialization of its research and development projects; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	the sufficiency of existing capital resources;
•	our anticipated financial performance;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the development of our technologies;
•	the volatility of the stock market; and
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-24.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2007

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Deficit	F-5

Consolidated Statements of Cash Flows	F-11

Notes to Consolidated Financial Statements	F-13

Board of Directors

Solar Energy Limited

Vancouver, British Columbia

CANADA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Solar Energy Limited (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited (a development stage company) as of December 31, 2007 and 2006, and the results of its operations, stockholders deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 12, 2008

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$72,355	$203,912
Prepaid expenses	-	26,357
TOTAL CURRENT ASSETS	72,355	230,269

OTHER ASSETS
Deposits	4,720	4,720
Vessels and other fixed assets, net of depreciation	787,561	-

TOTAL ASSETS	$864,636	$234,989

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$269,551	$91,904
Accrued interest - related party	10,892	9,750
Other current liabilities	13,295	6,700
Advances payable	480,013	-
Note payable to related party	610,332	174,084
Deferred revenues	-	250,000
TOTAL CURRENT LIABILITIES	1,384,083	532,438

LONG-TERM LABILITIES
Debenture payable, net of discount	81,261	72,850
Accrued interest	14,064	3,252
Derivative from debenture payable	-	18,221
TOTAL LONG-TERM LIABILITIES	95,325	94,323

COMMITMENTS AND CONTINGENCIES
Provision for loss on contract	-	967,500
Minority interest	66,120	-
	66,120	967,500
STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par value, 21,923,309 and 19,873,309 shares issued
and outstanding, respectively	2,192	1,987
Additional paid-in capital	14,661,141	10,753,442
Accumulated deficit during development stage	(15,344,225)	(12,114,701)
TOTAL STOCKHOLDERS' DEFICIT	(680,892)	(1,359,272)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$864,636	$234,989

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			From Inception
			(January 5,
			1994)
	Year Ended		through
	December 31,	December 31,	December 31,
	2007	2006	2007
REVENUES	$-	$-	$-

EXPENSES
General and administrative	891,280	1,622,272	5,632,731

Research and development	186,511	224,892	2,671,638
Impairment of patents	-	-	39,648
Impairment of goodwill	-	-	3,514,118
TOTAL EXPENSES	1,077,791	1,847,164	11,858,135

LOSS FROM OPERATIONS	(1,077,791)	(1,847,164)	(11,858,135)

OTHER INCOME (EXPENSES)
Other income	-	66,030	349,886
Financing costs	(514,300)	-	(1,477,800)

Gain (loss) on investments	-	-	17,200
Gain (loss) on sale or disposal of assets	-	(8,292)	(10,867)
Gain (loss) on derivative instrument	18,221	11,330	29,551
Gain on forgiveness of debt	-	172,227	172,227
Interest income (expense), net	(22,933)	(413)	(84,376)
Amortization of discount on debenture payable	(8,411)	(2,401)	(10,812)
Provision for loss on contract	-	-	(967,500)
Gain (loss) on sale of subsidiary	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	(527,423)	238,481	(1,861,780)

LOSS FROM CONTINUING OPERATIONS	(1,605,214)	(1,608,683)	(13,719,915)
LOSS ON DISCONTINUED OPERATIONS	(1,624,310)	-	(1,624,310)
NET LOSS	$(3,229,524)	$(1,608,683)	$(15,344,225)

NET LOSS PER COMMON SHARE,
CONTINUING OPERATIONS, BASIC AND DILUTED	(0.07)	$(0.09)
NET INCOME PER COMMON SHARE,
DISCONTINUED OPERATIONS, BASIC AND DILUTED	(0.08)	-
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	21,127,281	18,134,560

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance, January 5, 1994 (Inception)	-	$ -	$ -	$ -	$ -	$ -

1/5/94 Stock issued for Organization Costs	125,000	13	2,487	-	-	2,500

Net Loss for the Year Ended December 31, 1994	-	-	-	-	(500)	(500)

Balance, December 31, 1994	125,000	13	2,487	-	(500)	2,000

Net Loss for the Year Ended December 31, 1995	-	-	-	-	(500)	(500)

Balance, December 31, 1995	125,000	13	2,487	-	(1,000)	1,500

10/96 Shares Issued for Cash at $20.00 Per Share	1,300	1	25,999	-	-	26,000

11/96 Shares Issued for Cash at $0.90 Per Share	831	-	763	-	-	763

12/96 Shares Issued for Cash at $2.00 Per Share	125	-	251	-	-	251

Stock Split Rounding Adjustment	595	(1)	1	-	-	-

Net Loss for the Year Ended December 31, 1996	-	-	-	-	(24,013)	(24,013)

Balance, December 31, 1996	127,851	13	29,501	-	(25,013)	4,501

Net Loss for the Year Ended December 31, 1997	-	-	-	-	(4,000)	(4,000)

Balance, December 31, 1997	127,851	13	29,501	-	(29,013)	501

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Deficit
Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance Forward, December 31, 1997	127,851	13	29,501	-	(29,013)	501

1/98 Shares Issued for Acquisition of Hydro-Air Tech Inc.	70,400	7	(7)	-	-	-

6/98 Shares Issued for Cash at $1.00 Per Share	780,000	78	779,922	-	-	780,000

7/98 Shares Issued for Cash at $10.00 Per Share	12,500	1	124,999	-	-	125,000

11/98 Shares Issued for Cash at $1.00 Per Share	200,000	20	199,980	-	-	200,000

Net Loss for the Year Ended December 31, 1998	-	-	-	-	(939,446)	(939,446)

Balance, December 31, 1998	1,190,391	119	1,134,394	-	(968,459)	166,054

1/99 Shares Issued for Cash at $10.00 Per Share	10,000	1	99,999	-	-	100,000

1/99 Shares Issued for Acquisition of Renewable Energy Corporation at $12.00 Per Share	35,000	4	419,996	-	-	420,000

10/99 Shares Issued for Cash at $1.80 Per Share	80,000	8	143,990	-	-	143,998

Net Loss for the Year Ended December 31, 1999	-	-	-	-	(957,086)	(957,086)

Balance, December 31, 1999	1,315,391	132	1,798,379	-	(1,925,545)	(127,034)

Net Loss for the Year Ended December 31, 2000	-	-	-	-	(925,899)	(925,899)

Balance, December 31, 2000	1,315,391	132	1,798,379	-	(2,851,444)	(1,052,933)

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Deficit
Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance Forward, December 31, 2000	1,315,391	132	1,798,379	-	(2,851,444)	(1,052,933)

7/01 Shares Issued for Rounding in Connection with 10:1 Exchange	35,396	4	(4)	-	-	-

8/01 Shares Issued for Cash at $0.23 Per Share	350,000	35	81,215	-	-	81,250

10/01 Shares Issued for Cash at $0.25 Per Share	50,000	5	12,495	-	-	12,500

10/01 Shares Issued to Settle Debt at $0.33 Per Share	1,507,739	151	502,808	-	-	502,959

10/01 Shares Issued for Services at $0.33 Per Share	113,682	11	37,504	-	-	37,515

11/01 Shares Issued for Cash at $0.51 Per Share	275,000	27	141,223	-	-	141,250

Net Loss for the Year Ended December 31, 2001	-	-	-	-	(465,476)	(465,476)

Balance, December 31, 2001	3,647,208	365	2,573,620	-	(3,316,920)	(742,935)

8/02 Shares Issued for Cash at $0.30 Per Share	56,113	5	16,995	-	-	17,000

Net Loss for the Year Ended December 31, 2002	-	-	-	-	(213,045)	(213,045)

Balance, December 31, 2002	3,703,321	370	2,590,615	-	(3,529,965)	(938,980)

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Deficit
Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance Forward, December 31, 2002	3,703,321	370	2,590,615	-	(3,529,965)	(938,980)

1/03 Shares Issued For Cash at $0.30 Per Share	23,000	2	6,898	-	-	6,900

2/03 Shares Issued For Cash at $0.30 Per Share	60,000	6	17,994	-	-	18,000

9/03 Shares Issued to Settle Debt at $0.30 Per Share	2,734,954	274	820,213	-	-	820,487

10/03 Shares Issued for Services at $0.20 Per Share	200,000	$ 20	$ 39,980	$ -	$ -	$ 40,000

10/03 Shares Issued for Cash at $0.30 Per Share	150,000	15	44,985	-	-	45,000

Net Loss for the Year Ended December 31, 2003	-	-	-	-	(281,905)	(281,905)

Balance, December 31, 2003	6,871,275	687	3,520,685	-	(3,811,870)	(290,498)

3/04 Shares Issued to For Cash at $0.20 Per Share	450,000	45	89,955	-	-	90,000

5/04 Shares Issued for Cash at $0.25 Per Share	200,000	20	49,980	-	-	50,000

Net Loss for the Year Ended December 31, 2004	-	-	-	-	(91,450)	(91,450)

Balance, December 31, 2004	7,521,275	752	3,660,620	-	(3,903,320)	(241,948)

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Deficit
Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance Forward, December 31, 2004	7,521,275	752	3,660,620	-	(3,903,320)	(241,948)

1/05 Shares Issued For Services at $0.21 Per Share	600,000	60	125,940	-	-	126,000
3/05 Shares Issued For Cash at $0.20 Per Share	25,000	3	4,997	-	-	5,000
5/05 Shares Issued For Cash at $0.20 Per Share	700,000	70	139,930	-	-	140,000
5/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	182,200	-	-	182,200
6/05 Shares Issued For Cash at $0.25 Per Share	400,000	40	99,960	-	-	100,000
6/05 Shares Issued For Cash at $0.35 Per Share	50,000	5	61,996	-	-	62,001
7/05 Shares Issued For Cash at $0.20 Per Share	180,000	18	35,982	-	-	36,000
7/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	71,200	-	-	71,200
8/05 Shares Issued For Cash at $0.20 Per Share	100,000	10	19,990	-	-	20,000
8/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	46,900	-	-	46,900
8/05 Shares Issued For Services at $0.58 Per Share	500,000	50	289,950	-	-	290,000
10/05 Shares Issued For Services at $1.20 Per Share	105,000	10	125,990	-	-	126,000
10/05 Shares Issued For Cash at $0.20 Per Share	40,000	4	7,996	-	-	8,000
10/05 Shares Issued For Cash at $0.35 Per Share	200,000	20	69,980	-	-	70,000
10/05 Fair Value of Warrants issued at $0.40 per warrant	-	-	128,400	-	-	128,400
10/05 Subscriptions received	-	-	-	20,000	-	20,000
11/05 Shares Issued For Acquisitions of Planktos, Inc. at $1.00 Per Share	1,500,000	150	1,499,850	-	-	1,500,000
11/05 Shares Issued For Acquisitions of D2Fusion, Inc. at $1.00 Per Share	2,000,000	200	1,999,800	-	-	2,000,000
12/05 Shares Issued For Cash at $0.20 Per Share	705,000	71	140,929	-	-	141,000
12/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	350,400	-	-	350,400
12/05 Shares Issued For Cash at $0.35 Per Share	300,000	30	104,970	-	-	105,000
12/05 Fair Value of Warrants issued at $0.40 per warrant	-	-	184,400	-	-	184,400

Net Loss for the Year Ended December 31, 2005	-	-	-	-	(6,602,698)	(6,602,698)

Balance, December 31, 2005	14,926,275	1,493	9,352,380	20,000	(10,506,018)	(1,132,145)

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Deficit
Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance Forward, December 31, 2005	14,926,275	1,493	9,352,380	20,000	(10,506,018)	(1,132,145)

2/06 Shares Issued For Cash at $0.25 Per Share	705,000	70	176,180	-	-	176,250
3/06 Shares Issued For Cash at $0.25 Per Share	80,000	8	19,992	(20,000)	-	-
3/06 Shares Issued For Cash at $0.40 Per Share	20,000	2	7,998	-	-	8,000
5/06 Shares and Warrants Issued for Cash at $0.33 Per Unit	500,000	50	164,950	-	-	165,000
6/06 Shares Issued For Cash at $0.28 Per Share	3,540,212	354	1,001,853	-	-	1,002,207
7/06 Shares Issued For Cash at $0.27 Per Share	66,222	6	17,961	-	-	17,967
8/06 Shares Issued For Cash at $0.27 Per Share	4,100	1	1,106	-	-	1,107
8/06 Shares and Warrants Issued for Cash at $0.35 Per Unit	31,500	3	11,022	-	-	11,025

Net loss, year ended December 31, 2006	-	-	-	-	(1,608,683)	(1,608,683)

Balance, December 31, 2006	19,873,309	1,987	10,753,442	-	(12,114,701)	(1,359,272)

5/07 Shares and Warrants Issued for Cash at $0.35 Per Unit	342,857	34	119,966			120,000
5/07 Shares and Warrants Issued for Debt at $0.35 Per Unit	807,143	81	282,419			282,500
5/07 Shares Issued For Cash at $0.25 Per Share	500,000	50	124,950			125,000
5/07 Shares Issued For Services at $0.50 Per Share	300,000	30	149,970			150,000
5/07 Fair Value of Warrants issued at $0.40 per warrant			489,600			489,600
8/9/07 reverse acquisition of Planktos Corp.			2,691,104			2,691,104
10/01 Fair Value of Warrants issued at $0.40 per warrant			24,700			24,700
10/07 Shares Issued For Cash at $0.25 Per Share	100,000	10	24,990			25,000

Net Loss for the Year Ended December 31, 2007	-	-	-	-	(3,229,524)	(3,229,524)

Balance, December 31, 2007	21,923,309	$ 2,192	$ 14,661,141	$ -	$ (15,344,225)	$ (680,892)

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 5,
			1994)
	Year Ended		through
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,605,214)	$(1,608,683)	$(13,719,915)
Adjustments to reconcile net loss to net cash used in operating activities:
(Net of Acquisition/Sale)
Amortization and depreciation	9,165	2,838	212,809
Amortization on discount of debentures	8,411	2,401	10,812
Bad debt	-	25,000	250,000
Stock issued for services	150,000	-	856,851
Services for pre-paid expense	-	169,165	169,165
(Gain) Loss on derivative	(18,221)	(11,330)	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	8,292	10,867
Gain on investments	-	-	(17,199)
Gain on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	(172,227)	(172,227)
Impairment of patents	-	-	39,648
Financing costs	514,300	-	1,477,800
Impairment of goodwill	-	-	3,514,118
Provision for loss on contract	-	-	967,500
Minority interest	-	-	(123,856)
(Increase) decrease in:
Accounts receivable	-	-	39
Deposits	-	400	(24,883)
Prepaid expenses	26,357	(21,248)	22,500
Increase (decrease) in:
Accounts payable	177,647	11,798	313,223
Accrued expenses and other current liabilities	18,549	22,602	271,877
Deferred revenues	-	-	250,000
Minority interest	66,120	-	66,120
Net cash used by continuing operating activities	(652,886)	(1,570,992)	(5,335,113)
Net cash used by discontinued operating Activities	(2,841,810)	-	(2,841,810)
                                                                    Net cash used by operating activies                                                     (3,494,696)                (1,570,992)                (8,176,923)

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 5,
			1994)
	Year Ended		through
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired (sold) from subsidiary	2,973,604	-	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to RECO and Sunspring	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash received (paid) for property & equipment	(796,726)	2,445	(868,572)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Net cash provided (used) by investing activities	2,176,878	2,445	2,039,745

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	270,000	1,401,556	3,917,469
Cash received from related party notes payable and advances	916,261	102,774	1,536,143
Stock subscription	-	(20,000)	-
Proceeds from debenture payable	-	100,000	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Net cash provided by financing activities	1,186,261	1,584,330	6,209,533

NET INCREASE (DECREASE) IN CASH	(131,557)	15,783	72,355

CASH, BEGINNING OF PERIOD	203,912	188,129	-

CASH, END OF PERIOD	$72,355	$203,912	$72,355

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

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

On January 1, 1998, the Company acquired 100% of Hydro-Air Technologies, Inc. (“Hydro”) a New Mexico corporation organized June 18, 1997. Hydro owns various rights to patented intellectual property called Hydro-Air Renewable Power System ("HARPS"), and developed a prototype system to generate electricity from the evaporation of water. Hydro has since ceased operations.

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

In April 2000, the Company acquired all of the outstanding common stock of Holisticom.com Limited for $14,500. Holisticom.com Limited was incorporated in April 2000 and subsequently changed its name to “Sunspring, Inc.” in August 2000. Sunspring, Inc. was involved in the development of new technologies but has since ceased operations.

On April 27, 2004, the Company entered into a stock purchase agreement for RECO with Los Alamos Renewable Energy, LLC, (“LARE”) a limited liability company for which two of the Company’s former officers and directors act as managing members. Pursuant to the agreement, an additional 99,900 shares of common stock of RECO were issued to the Company and an additional 200,000 shares of RECO were issued to LARE. In effect, the transaction resulted in the Company owning a 21% interest in RECO and using the equity method of accounting instead of the consolidation method. The Company has also forgiven debt due from RECO. At December 31, 2004, a gain of $56,138 was recognized due to the recapture of prior year losses.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

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

On August 17, 2005, the Company and its wholly owned subsidiary, Planktos Inc. (“Planktos”), executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation (“Diatom”) whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’s CO2 sequestration process. Planktos expected the cost of the prove out program to be $1,290,000 of which Diatom had agreed to provide up to 25%. The Company was responsible for funding the remainder of the developmental funding. The agreement also provided for a royalty agreement which would have entitled Planktos and the Company to 75% of net sales revenue generated by Diatom from the sale of CER credits created from the sequestration process until the Company and Planktos had recouped their costs. Thereafter, the Company and Planktos were entitled to 25% of net sales revenue generated by Diatom from the sale of CERs. Diatom paid $250,000 in cash for the exclusive marketing and intellectual property rights. Since the Company committed to fund 75% of the estimated cost to develop the program, a provision for the estimated loss on contract of $967,500 was recognized. During the fourth quarter of 2007 and subsequent to the year ended December 31, 2007, Planktos’ “iron-fertilization” prove out program was suspended and efforts are underway to wind down its operations. Planktos has terminated all employees, liquidated substantially all of its assets and is in the process of closing its Foster City, California office. As of December 31, 2007 this prove out program was terminated and the $967,500 and $250,000 have been recognized as a loss in discontinued operations.

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

December 31, 2007

NOTE 1 - DESCRIPTION AND HISTORY OF BUSINESS AND BASIS OF PRESENTATION - CONTINUED

On August 9, 2007 the Company and Diatom completed the sale of 100% of the issued and outstanding shares of Planktos Inc. Diatom issued 45,000,000 restricted shares of common stock to the Company which represents 53% of the outstanding common stock of Diatom. As part of this transaction Diatom changed its name to Planktos Corp. This transaction is in essence an acquisition of Planktos Corp. and has been accounted for in accordance with the principles for reverse acquisition accounting. These financial statements include the 47% minority interest the Company does not own on all transactions subsequent to the Planktos Inc. sale to Planktos Corp.

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

Deferred Revenue

The Company received deferred revenue from licensing its marketing and intellectual property rights to its CO2 sequestration process from Planktos. The Company recognized this revenue under discontinued operations due to Planktos ceasing operations.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

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

During the year ended December 31, 2006, the Company issued a debenture for a total of $100,000. The debenture included provisions for the conversion of the debt and interest into shares of the Company’s common stock or into CO2 Tonnes. See Note 7

Development Stage Activities

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

As of December 31, 2007, the Company had outstanding common stock options of 500,000, common stock warrants of 1,681,500, and convertible debt subject to beneficial conversion of 894,617 common shares. The above common stock equivalents were deemed to be antidilutive for the Company’s year end of December 31, 2007.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

Earnings (Loss) Per Share - continued

As of December 31, 2006, the Company had outstanding common stock options of 500,000 common stock warrants of 1,931,500, and convertible debt subject to beneficial conversion of 247,904 common shares. The above options and warrants were deemed to be antidilutive for the Company’s year end of December 31, 2006.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and December 31, 2006

Foreign Currency Translation Gains/Losses

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

Principles of Consolidation

The December2007 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro; Sunspring; REEL; and D2 Fusion, Inc. plus 54% of Planktos Corp. post acquisition. All intercompany accounts and transactions have been eliminated in the consolidation.

Vessels

Vessels and other fixed assets are stated at cost less accumulated depreciation. Vessels and other fixed assets are depreciated when the asset is ready for its intended use.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

Vessels - continued

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

Provision for Loss on Contract

The Company recognizes funding commitments for undeveloped programs as long term liabilities. As funding is advanced by the Company for the programs, the liability is reduced by the amount of the advances. As of December 31, 2007 this program was suspended, the Company no longer recognizes the funding commitment as a long term liability.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51” This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash, no revenues, and an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) generating revenues from the commercialization of its research and development projects; and (4) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – VESSEL AND OTHER FIXED ASSETS

December 31,	December 31,
2007	2006

Research Vessel “Weatherbird II”	$800,000	$-
Marine Equipment	23,306	-
823,306	-
Accumulated Depreciation	35,745	-
Net Vessel & Equipment	$787,561	$-

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 5 - STOCKHOLDERS' EQUITY TRANSACTIONS

During 2006, the Company issued 785,000 shares of common stock from the exercise of warrants for cash proceeds of $196,250 and 4,162,034 common shares for private placements for net cash proceeds of $1,205,306.

During 2007, the Company issued 1,250,000 shares of common stock for a private placement for $145,000 in cash and related party note payable debt settlement of $282,500 for net proceeds of $427,500, 500,000 shares of common stock from the exercise of warrants for cash proceeds of $125,000 and 300,000 shares of common stock for services valued at $150,000.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

The loan from Bay Cove Capital Corp., a shareholder, is uncollateralized, bears interest at 6% per annum and is due upon demand. The loan balance, not including accrued interest, at April 30, 2007 and December 31, 2006 was $198,260 and $168,260, respectively. The accrued interest owing at April 30, 2007 and December 31, 2006 on this loan was $13,218 and $9,750, respectively. On May 1, 2007, Bay Cove Capital Corp. assigned the outstanding loan and accrued interest owing totaling $211,478 to Regal RV Resorts, Inc.

The loan from Regal RV Resorts, Inc., a shareholder, includes the $211,478 assignment of debt from Bay Cove Capital Corp., additional advances of $681,354, and a $282,500 repayment for a total owing of $610,332. Of this $610,332 loan, $97,511 is uncollateralized and bears no interest while $512,821 of the loan is uncollateralized and bears 6% per annum and is due upon demand. The accrued interest owing on this loan at December 31, 2007 and December 31, 2006 was $10,892 and $0, respectively.

NOTE 7 - DEBENTURE PAYABLE / DERIVATIVE

This loan bears interest at 10% per year for a three year term. Principal and interest may be converted into common shares of the Company at an average trading price of the previous 10 days once the holder has given the Company notice of conversion. Upon such notice, the maximum conversion price is $0.75 per common share. The holder of the debenture also has the right, at its option, to convert the principal and interest amount due into CO2 tons at any time prior to the end of the three year term, at a rate of one United States Dollar ($1.00) per CO2 ton, subject to Company’s ability to deliver such CO2 tons at the time of conversion. As of December 31, 2007, none of the principal of $100,000 or accrued interest of $14,064 has been converted.

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. This discount on the debenture is amortized over the life of the note on a quarterly basis. As of December 31, 2007, the discount has been amortized by $10,812 to $18,739 which when netted against the original note gives a value of the debenture payable of $81,261. The derivative portion is adjusted on a quarterly basis at fair market value. Any resulting gain or loss is recognized in the consolidated statement of operations.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 8 – COMMITMENTS

On May 31, 2007, the Company entered into a securities exchange agreement and plan of exchange with Enwin Resources, Inc whereby Solar intends to sell 100% ownership of D2 Fusion, Inc. to Enwin Resources, Inc., in exchange for an aggregate of 30,000,000 shares of Enwin Resources, Inc.’s common stock, and the fulfillment of certain conditions on or before closing. As of December 31, 2007, Enwin Resources, Inc. had advanced $344,500 (which is included in advances payable) towards working capital, these advances have no specific due dates for repayment, are currently uncollateralized, and  accrue interest at 6%.  Conditions of this agreement were not met and the transaction was terminated.

Lease Commitments

The Company's maintains an office located in Vancouver, British Columbia. The Company pays approximately $2,700 a month. The term of the Company’s lease is five years terminating at the end of April in 2009.

The Company also maintains office and research and development space for both Planktos and D2Fusion in Foster City, California. The Company pays approximately $4,200 a month, notice has been given of Planktos’ intent to vacate the premises as of April 30, 2008.

The Company maintains additional office and research and development space for D2Fusion in Los Alamos, New Mexico. The Company pays approximately $2,000 a month. The term of the Company’s lease is on a month to month basis.

The Company’s future obligations under mineral and office space operating lease agreements are as follows:

Year Ending:
December 31, 2008	$ 49,200
December 31, 2009	10,800
December 31, 2010	-
December 31, 2011	-
Total minimum lease payments	$ 60,000

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

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

Information with respect to the Company’s stock options at December 31, 2007 is as follows:

Weighted
Stock	Exercise	Average
Options	Price	Exercise
Outstanding at January 1, 2006	500,000	$.33	$.33
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2006	500,000	33	33
Granted	-	-	-
Exercised	-	33.33
Forfeited	-	-	-
Outstanding at December 31, 2007	500,000	$33	$33

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 10 – WARRANTS

A summary of the Company’s warrants at December 31, 2007 and December 31, 2006 and the changes for 2007 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2005	2,185,000	$ 0.28	1.71 years
Issued	531,500	0.40	1.32
Exercised / Cancelled / Expired	(785,000)	(0.25)	-

Balance, December 31, 2006	1,931,500	0.33	0.81
Issued	1,250,000	0.40	1.84
Exercised / Cancelled / Expired	(1,400,000)	(0.30)	-

Balance December 31, 2007	1,781,500	$ 0.40	106 years

NOTE 11 – INCOME TAXES

At December 31, 2007 and 2006 the Company had gross deferred tax assets calculated at the expected rate of 35% of approximately $3,469,000 and $2,339,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $3,469,000 and $2,339,000 has been established at December 31, 2007 and 2006, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at December 31, 2007 and 2006 are as follows:

2007	2006
Net operating loss carryforwards	$9,913,000	$6,684,000
==========	========

Gross deferred tax assets (liabilities):

Net Operating Loss	$3,469,000	$2,339,000
Valuation Allowance	(3,469,000)	(2,339,000)

Net Deferred tax asset (liability)	$-	$-
==========	========

At December 31, 2007 and 2006, the Company has net operating loss carryforwards of approximately $9,913,000 and $6,684,000 respectively, which will expire in the years 2023 through 2022. The net change in the allowance account was an increase of $1,130,000.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 12 – DISCONTINUED OPERATIONS

In December 2007, the Company’s majority owned subsidiary, Planktos Corp., suspended its Iron-Fertilization Prove-Out operations and initiated negotiations for the sale of the related assets (See Notes 1 and 13).  Accordingly, this business component has been presented as discontinued operations within the consolidated financial statements in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13. As discussed in Note 1, Planktos Corp was engaged in research related to creation and sales of “Kyoto Protocol” certified emission reduction credits.

The loss from disposal of discontinued operations for the year ended December 31, 2007 includes Planktos operations of $2,841,810 and the recognition of previously recorded deferred revenues of $250,000 and provision for loss on contract of $967,500.

NOTE 13 – SUBSEQUENT EVENTS

On January 21, 2008, Planktos entered into a letter of intent with the St Petersburg Environmental Research Center (“SPERC”) to sell its research vessel the Weatherbird II according to certain terms and conditions in exchange for a purchase price of $1,000,000 of which $100,000 was paid on acceptance of the letter of intent. Further to mutual agreement, the terms of the letter of intent were subsequently assigned to Sperc Explorer, Inc. The balance of the purchase price was paid to Planktos on February 29, 2008 at which time title to the Weatherbird II passed to Sperc Explorer, Inc.

On February 21, 2008 Planktos executed an Agreement to sell its sixty percent (60%) interest in Klimafa to Dr. David Gazdag in exchange for two hundred and fifty thousand dollars ($250,000) in the form of a convertible debenture with a repayment term being the earlier of ten years or Klimafa’s generation of cash flow, bearing interest at four percent (4%) per annum, convertible into sequestered tones of carbon dioxide credits.

On February 22, 2008 the Company and Planktos entered into a Settlement and Release Agreement with Russ George. The agreement provided that Russ George resign his positions as the Company’s chief executive officer, chief financial officer and principal accounting officer, resign from the Company’s board of directors and return to Solar for cancellation 3,500,000 shares of Solar that were issued to him for his ownership interest in Planktos (and his interest in D2Fusion, Inc., a wholly owned subsidiary of the Company) in exchange for his right to the exclusive use of the name Planktos and the non-exclusive use of the proprietary know-how associated with both “iron-fertilization” and cold fusion.

.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting, including appropriate authorization of transactions and subsidiary operations.  Throughout the fiscal year ended December 31, 2007, the Company engaged in a number of related party transactions to secure funding for its operations from other companies under common control.  Bookkeeping for these companies is performed by the same individual, and, in addition, the individual who authorizes the transactions for either party is common to both parties.  There are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of the transactions.

Sufficiency of Accounting Personnel.  The Company has a highly complex organizational structure, and limited accounting personnel resources to prepare the financial statements, including performance of the consolidation of the Company and its subsidiaries.  As a result of resource constraints, certain errors in the consolidation of the Company and its subsidiaries were not detected by the Company’s internal control over financial reporting.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2007, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company is actively remedying the material weaknesses identified above.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Nelson Skalbania Andrew Wallace	70 58	2008 2002	CEO, CFO, PAO and Director Director

Nelson Skalbania was appointed as the chief executive officer, chief financial officer, and principal accounting officer of the Company on January 4, 2008.

Mr. Skalbania graduated from the University of British Columbia with a Bachelor of Applied Science in 1961 and received his Professional Engineering license in 1963. In 1964 Mr. Skalbania received his Master of Science in Civil Engineering from the California Institute of Technology, Pasadena.

Mr. Skalbania was a founding partner of McKenzie, Snowball & Skalbania, a major consulting engineering company based in Vancouver, British Columbia that offered services related to structural, mechanical and civil engineering. Under Mr. Skalbania’s direction the firm grew to over 100 employees and was eventually split into three independent engineering companies.

Mr. Skalbania has been active in the real estate business for the past 40 years and during the peak years, 1970 to 1980 the transaction volume approached $500 million annually. Additionally, he owned part or all of 10 separate professional sports teams, including the Calgary Flames and Edmonton Oilers (5 hockey, 1 baseball, 2 soccer and 2 football teams). Mr. Skalbania has been involved in acquiring and financing various operating companies: (brewery, sawmill, several hotels, oil service-company, mining, etc.) More recently he has focused on business in the renewable energy and environmentally friendly companies. Currently he is the president and director of Regal RV Resorts, Inc. (“Regal”), a consulting company and shareholder of the Company.

Mr. Skalbania is not a director of any reporting corporations other than the Company.

Andrew Wallace was appointed to the Company’s board of directors in February of 2004, and has served as the Company’s CFO from September 13, 2005 and the Company’s CEO from October 6, 2005 to January 4, 2008.

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

Mr. Wallace is not a director of any reporting corporations other than the Company.

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. We do not consider the Company to have any independent directors at this time.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are unaware of any person who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, except Andrew Wallace, a director and executive officer, who failed to file on Form 3, 4 or 5.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee. The board of directors has not established a compensation committee.

The Company’s board of directors has not established a compensation committee.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings nor are they typically compensated for their service as directors. However, the Company has a consulting agreement with RV Regal Resorts, Inc., which entity is owned by Nelson Skalbania, one of our current directors to render services pertinent to our operation. However, since Mr. Skalbania did not join the board of directors until subsequent to year end 2007, no compensation was paid to him during this prior period as a director. The Company may adopt a provision for compensating directors in the future.

ITEM 11	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered as an executive officer. Our salaries are designed to retain the services of our executive officer. Salary is currently the only type of compensation we utilize in our compensation program. We utilize this form of compensation because we feel that it is adequate to retain and motivate our executive officer. The amounts we deem appropriate to compensate our executive officer are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Tables

The following table provides summary information for the years 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Andrew Wallace* CEO, CFO, PAO, and director	2007 2006	60,000 60,000	- -	- -	- -	- -	- -	- -	60,000 60,000
Nelson Skalbania** CEO, CFO, PAO, and director	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -

*	Resigned as chief executive officer, chief financial officer and principal accounting officer on January 4, 2008
**	Appointed as chief executive officer, chief financial officer and principal accounting officer on January 4, 2008

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 21,923,309 shares of common stock issued and outstanding as of April 14, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Nelson Skalbania* 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	3,464,954	1580
Andrew Wallace 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	50,000	0.02
Regal RV Resorts, Inc.* 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	1,350,000	6.16
Bay Cove Capital Corp.* 7371 Brandywine Place Vancouver, British Columbia V5S 3Z7	Common	1,814,954	8.28
Central Shipping Investment, Inc. 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	1,410,000	6.43
Russ George** 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	3,500,000	15.96%
Officer and Directors as a Group (2)	Common	3,514,954	15.82%

*	Nelson Skalbania is considered the beneficial owner of those shares attributed to the legal entities marked hereto and 300,000 shares held in his own name
**

Russ George has agreed to return his shares of the Company’s common stock for cancellation and return to authorized share capital pursuant to the Settlement and Release Agreement dated February 22, 2008. The shares are in the Company’s possession but are yet to be submitted to its transfer agent for cancellation.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows:

On May 1, 2007, the Company authorized the issuance of 1,150,000 units, each unit comprised of one common share and one purchase warrant with an exercise price of $0.40 for a period of 24 months to Regal RV Resorts, Inc. pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933 in exchange for cash consideration of $402,500 or $0.35 per unit.

On May 17, 2007 the Company authorized the issuance of 200,000 shares of common stock valued at $0.51 a share to Regal RV Resorts, Inc. as required by the consulting agreement, as amended, pursuant to exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933 for services rendered.

The Company owed Regal RV Resorts, Inc. $735,332 at December 31, 2007, from loans and amounts due under its consulting agreement with us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Williams & Webster, P.S., provided audit services in connection with its annual report for the fiscal year ended December 31, 2006. The aggregate of fees billed by Williams & Webster for the audit of the Company’s financial statements was $33,681 in 2007 and $25,000 in 2006.

Audit Related Fees

Williams & Webster, P.S., billed to the Company no fees in 2007 or 2006 for professional services that are reasonably related to the audit of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Williams & Webster, P.S., billed to the Company no fees in 2007 or 2006 for professional services rendered in connection with the preparation of the Company's tax return for the period.

All Other Fees

Williams & Webster, P.S., billed to the Company no fees in 2007 or 2006 for professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Williams & Webster, P.S. were pre-approved by the Company’s board of directors. Williams & Webster, P.S. performed all work only with their permanent full time employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-24, and are included as part of this Form 10-K:

Financial Statements of The Company for the years ended December 31, 2007 and 2006:
Reports of Independent Registered Public Accounting Firms

ConsolidatedBalance Sheets

ConsolidatedStatements of Income

Consolidated Statementsof Stockholders’ Deficit

ConsolidatedStatements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 29 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of April, 2008.

SOLAR ENERGY LIMITED

/s/ Nelson Skalbania

Nelson Skalbania

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nelson Skalbania	Director	April 14, 2008

Nelson Skalbania

/s/ Andrew Wallace	Director	April 14, 2008

Andrew Wallace

EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)	* Articles of Incorporation (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999).
3(ii)	* By-laws (incorporated herein by reference to the Company’s Form 10-SB filed with the Commission on January 28, 1999).
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

10(v)	* Consulting Agreement with Bay Cove Capital Corp. dated December 1, 2005 (incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 12, 2007).
10(vi)

*                               Securities Exchange Agreement and Plan of Exchange with Planktos Corp. (formerly Diatom Corporation) dated January 12, 2007 (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 19, 2007).

10(vii)	* Amendment to Consulting Agreement with Bay Cove Capital Corp. dated May 1, 2007(incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 12, 2007).
10(viii)	* Securities Exchange Agreement and Plan of Exchange with Enwin Resources, Inc. dated May 31, 2007 (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 4, 2007).
10(ix)	* Release and Settlement Agreement with Russ George dated February 22, 2008 (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 21, 2008).
14	* Code of Ethics adopted March 30, 2004 (incorporated herein by reference to Form 10-KSB dated April 1, 2004).
21	Attached Subsidiaries
31	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previous filings of the Company.