Form 10-Q
period 2008-03-31
SOLAR ENERGY LTD
filed 2008-05-20
CIK 1058322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

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

(604) 669-4771

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

At May 20, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 18,423,309.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	4
Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2008 and March 31, 2007 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and March 31, 2007 and the period from inception	6
Condensed Notes to Consolidated Financial Statements	8
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	18
ITEM 4T. Controls and Procedures	18

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	19
ITEM 1A. Risk Factors	19
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 3. Defaults upon Senior Securities	22
ITEM 4. Submission of Matters to a Vote of Securities Holders	22
ITEM 5. Other Information	22
ITEM 6. Exhibits	22
Signatures	23
Index to Exhibits	24

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Solar Energy Limited, a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$275,042	$67,355
Prepaid expenses	1,496	-
TOTAL CURRENT ASSETS	276,538	67,355

OTHER ASSETS
Deposits	4,720	4,720
Vessels and other fixed assets, net of depreciation	-	787,561

TOTAL ASSETS	$281,258	$859,636

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$176,230	$294,850
Accrued interest - related party	15,945	10,892
Other current liabilities	5,589	13,295
Advances payable	384,875	480,013
Note payable - related party	521,332	610,332
TOTAL CURRENT LIABILITIES	1,103,971	1,409,382

LONG-TERM LABILITIES
Debenture payable	100,000	81,261
Accrued interest	16,939	14,064
TOTAL LONG-TERM LIABILITIES	116,939	95,325

COMMITMENTS AND CONTINGENCIES
Minority interest	-	66,120
	-	66,120
STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par
value, 21,923,309 and 21,923,309 shares issued and outstanding, respectively	2,192	2,192
Additional paid-in capital	14,727,261	14,661,141
Accumulated deficit during development stage	(15,669,105)	(15,374,524)
TOTAL STOCKHOLDERS' DEFICIT	(939,652)	(711,191)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$281,258	$859,636

The accompanying condensed notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			(January 5,
			1994)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

EXPENSES
General and administrative	176,745	502,396	6,106,094
Vessel operating costs	-	253,849	-
Research and development	2,012	110,899	2,673,650
Impairment of patents	-	-	39,648
Impairment of goodwill	-	-	3,514,118
TOTAL EXPENSES	178,757	867,144	12,333,510

LOSS FROM OPERATIONS	(178,757)	(867,144)	(12,333,510)

OTHER INCOME (EXPENSES)
Other income	22,600	-	372,486
Financing costs	-	-	(1,477,800)
Charitable contribution	-	(25,000)	-
Gain (loss) on investments	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	(10,867)
Gain (loss) on derivative instrument	-	(6,390)	29,551
Gain on forgiveness of debt	-	-	172,227
Interest income (expense), net	(19,545)	(5,925)	(103,921)
Amortization of discount on debenture payable	-	-	(10,812)
Provision for loss on contract	-	-	(967,500)
Gain (loss) on sale of subsidiary	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	3,055	(37,315)	(1,858,725)

LOSS FROM CONTINUING OPERATIONS	(175,702)	(904,459)	(14,192,235)

DISCONTINUED OPERATIONS
Loss on discontinued operations	(118,879)	-	(1,476,870)

NET LOSS	$(294,581)	$(904,459)	$(15,669,105)

NET LOSS PER COMMON SHARE, CONTINUING
OPERATIONS, BASIC AND DILUTED	$(0.01)	$(0.05)
NET LOSS PER COMMON SHARE, DISCONTINUED
OPERATIONS, BASIC AND DILUTED	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	21,923,309	19,873,309

The accompanying condensed notes are an integral part of these financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 5,
			1994)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(175,702)	$(904,459)	$(14,192,235)
Adjustments to reconcile net loss to net cash used in operating activities:
(Net of Acquisition/Sale)
Amortization and depreciation	-	-	212,809
Amortization on discount of debentures	18,739	1,927	29,551
Bad debt	-	-	250,000
Stock issued for services	-	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	6,390	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Gain on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	1,477,800
Impairment of goodwill	-	-	3,514,118
Provision for loss on contract	-	-	967,500
Minority interest	-	-	(123,856)
(Increase) decrease in:
Accounts receivable	-	-	39
Deposits	-	-	(24,883)
Prepaid expenses	(1,496)	7,812	21,004
Increase (decrease) in:
Accounts payable	(118,620)	(17,802)	219,902
Accrued expenses and other current liabilities	222	28,758	272,099
Deferred revenues	-	-	250,000
Minority interest	-	-	66,120
Net cash used in continuing operating activities	(276,857)	(877,374)	(5,883,289)
Net cash used in discontinued operating activities	(331,318)	-	(2,906,809)
Net cash used in operating activities	(608,175)	(877,374)	(8,790,098)
(The interim consolidated statements of cash flows are continued on the next page.) The accompanying condensed notes are an integral part of these financial statements.

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired (sold) from subsidiary	-	-	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to RECO and Sunspring	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash received (paid) for property & equipment	1,000,000	-	131,428
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Net cash provided by investing activities	1,000,000	-	3,039,745

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Issued stock for cash	-	-	3,917,469
Cash received from (repaid to) related party notes payable and advances	(184,138)	725,250	1,352,005
Stock subscription	-	.	-
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Net cash provided by (used in) financing activities	(184,138)	725,250	6,025,395

NET INCREASE (DECREASE) IN CASH	207,687	(152,124)	275,042

CASH, BEGINNING OF PERIOD	67,355	203,912	-

CASH, END OF PERIOD	$275,042	$51,788	$275,042

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 1 – DESCRIPTION AND HISTORY OF BUSINESS AND BASIS OF PRESENTATION

Solar Energy Limited (the “Company”) is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

The Company was originally incorporated as Taurus Enterprises, Inc. under the laws the State of Delaware on January 5, 1994. In August of 1996, the Company merged with Salvage World, Inc., a private company, changed its name to “Salvage World, Inc.”, and reincorporated in the state of Nevada. On December 17, 1997, the Company merged with a Delaware corporation, named Solar Energy Limited, organized on July 24, 1997. The Company then changed its name to “Solar Energy Limited.” The surviving corporation is a Delaware corporation and the authorized shares were changed to 50,000,000 par value $0.0001.

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions in the United States and Canada. As of March 31, 2008, $62,652 exceeded Federally insured limits.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 2 – Summary of Significant Accounting Policies - CONTINUED

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

During the year ended December 31, 2006, the Company issued a debenture for a total of $100,000. The debenture included provisions for the conversion of the debt and interest into shares of the Company’s common stock or into CO2 Tonnes. As of March 31, 2008, the right to convert the debenture into CO2 Tonnes has been terminated after Planktos, Inc. suspended its operations and sold its research and development assets. As a result, the Company no longer accounts for its convertible debt contract as containing a derivative instrument.

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

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 2 – Summary of Significant Accounting Policies - CONTINUED

Earnings (Loss) Per Share - Continued

As of March 31, 2008, the Company had outstanding common stock options of 500,000 and common stock warrants of 1,781,500. The above common stock equivalents were deemed to be antidilutive for the three months ended March 31, 2008.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No.157, Fair Value Measurements (SFAS 157). The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

Level 1:     Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:     Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:     Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2008.

Principles of Consolidation

The March 31, 2008 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro; Sunspring; REEL; and D2 Fusion, Inc. plus 54% of Planktos Corp. post acquisition. All intercompany accounts and transactions have been eliminated in the consolidation.

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

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 2 – Summary of Significant Accounting Policies - CONTINUED

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

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

NOTE 4 – VESSEL AND OTHER FIXED ASSETS

                                                            March 31,     December 31,

                                                              2008           2007

Research Vessel “Weatherbird II”        $       -            $ 800,000
Marine Equipment                                         -                23,306
                                                                  -              823,306
Accumulated Depreciation                             -                35,745
Net Vessel & Equipment                       $       -           $ 787,561

On February 28, 2008, the Company completed the sale of the Weatherbird II for cash proceeds of $1,000,000. As a result, the Company recorded a gain of $212,439 in discontinued operations.

NOTE 5 – Stockholders’ Equity Transactions

There were no equity transactions for the three months ended March 31, 2008.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 6 – Notes Payable - Related Party

A loan from Bay Cove Investments, Ltd., a shareholder, is uncollateralized, bears interest at 6% per annum and is due upon demand. The loan balance, including accrued interest of $13,218, at April 30, 2007 was $211,478. On May 1, 2007, Bay Cove Investments, Ltd. assigned this loan to Regal RV Resorts, Inc.

The loan from Regal RV Resorts, Inc., a shareholder, includes the $211,478 assignment of debt from Bay Cove Capital Corp., additional advances of $681,354, and a $371,500 repayment for a total owing of $521,332. Of this $521,332 loan, $97,511 is uncollateralized and bears no interest while $423,821 of the loan is uncollateralized and bears 6% per annum and is due upon demand. The accrued interest owing on this loan at March 31, 2008 and December 31, 2007 was $15,945 and $10,892, respectively.

NOTE 7 – Debenture Payable

This loan bears interest at 10% per year for a three year term, as of March 31, 2008, the carrying value of the debenture is the principal of $100,000 plus accrued interest of $16,939.

NOTE 8 – STOCK OPTIONS AND WARRANTS

The Company did not issue any new stock options or warrants in the quarter ended March 31, 2008.

NOTE 9 – DISCONTINUED OPERATIONS

In December 2007, the Company’s majority owned subsidiary, Planktos Corp., suspended its Iron-Fertilization Prove-Out operations and initiated negotiations for the sale of the related assets (See Note 1).  Accordingly, this business component has been presented as discontinued operations within the consolidated financial statements in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13. As discussed in Note 1, Planktos Corp was engaged in research related to creation and sales of “Kyoto Protocol” certified emission reduction credits.

The loss from disposal of discontinued operations for the year ended December 31, 2007 includes Planktos operations of $2,841,810 and the recognition of previously recorded deferred revenues of $250,000 and provision for loss on contract of $967,500.

The loss on discontinued operations for the three months ended March 31, 2008 includes Planktos’ loss from operations of $331,318 and the recognition of a $212,439 gain from the sale of the Weatherbird II.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2008 the Company submitted 3,500,000 shares of its common stock for cancellation and return to authorized share capital in accord with a Release and Settlement Agreement with Russ George, the former CEO and owner of Planktos, Inc. dated February 22, 2008.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

The following discussion is subject to us obtaining sufficient financing to resume our plan of operation as all prior activities have either been terminated or suspended pending financing. All references made to research and development operations relate to the activities of our subsidiaries or other entities with which we contract. All of our projects have been experimental in nature and virtually all of the financing raised to date has been either allocated to or related to research and the development activities.

Since 1997 the Company has focused on innovative solutions for global issues related to water, energy and pollution as a research and development incubator of (i) cost-effective renewable energy sources that do not threaten the environment, and (ii) practical solutions to mitigate the effects of traditional energy sources’ unintended consequences concerning global climate change.

Currently, our primary intention is to secure sufficient financing to resume research and development activities that might demonstrate the pragmatic use of unproven solid state nuclear fusion. While major energy research organizations and government agencies are accelerating efforts to develop new forms of nuclear energy only solid-state fusion offers potentially limitless energy without radioactivity or nuclear waste. Our experiments with solid-state nuclear fusion indicate to us that the Company is well positioned to ultimately substantiate the feasibility of commercializing solid-state fusion.

Cold Fusion

We intend to develop our solid state fusion program in Los Alamos, New Mexico, with scientists and engineers working toward the delivery of proprietary solid-state fusion aimed at entry level heat and energy applications for homes and industry. Solid-state fusion is a solid state, low temperature, non-radioactive nuclear reaction that fuses two heavy hydrogen nuclei into a helium atom and releases enormous amounts of heat. The technology is more widely recognized under the name “cold-fusion.”

Unlike the reactions in “cold-fusion,” we have in the past used more simple and reliable solid state processes more akin to high temperature super-conductor physics to produce and control radiation-free fusion reactions known as “LENR” or Low Energy Nuclear Reaction in the Solid State. In this most simple form of fusion, the process of LENR fuses two Deuterium atoms (heavy Hydrogen) that are contained and constrained under solid-state conditions fuse to form a single Helium-4 isotope (4He) but since the mass of one 4H atom is slightly less than two Deuterium atoms, each new helium atom created is accompanied by a release of energy. To put this into a more common perspective, under ideal conditions one gram of hydrogen fuel holds the equivalent to billions of watts (joules) of energy.

Our team in Los Alamos intends to develop working prototypes that can demonstrate LENR. We expect that these prototypes will be further tested and refined by outside research groups. Our ultimate goal is to produce heat and electricity at a fraction of today’s cost with zero harmful emissions.

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

The Company is well aware of the controversy surrounding “cold fusion” efforts in the United States and abroad. However, we believe that there is sufficient global evidence that the risk/reward ratio merits our continued investment in the pursuit of this technology. In the event that we are able to advance our prototype technology to commercial application, such an advance could help solve much of the world’s energy, and pollution problems.

The Company’s plan of operation with respect to developing a cold fusion program will require $500,000 in new financing over the next twelve months which financing is not currently available.

Results of Operations

During the three months ended March 31, 2008, the Company focused on resuming research and development activities in connection with cold fusion technologies, discontinued “iron-fertilization” prove out measures in connection with Planktos Corp., divested substantially all of the assets of Planktos Corp. and pursued financing commitments for its ongoing plan of operation.

Net Losses

For the period from January 5, 1994 to March 31, 2008 the Company recorded a net loss of $15,669,105. Net losses for the three months ended March 31, 2008 were $294,581 as compared to $904,459 for the three months ended March 31, 2007. The decrease in net losses in the current period can be attributed to the discontinuation of “iron-fertilization” prove out measures that decreased both general and administrative and research and development expenses in addition to relative inactivity in respect to our “cold fusion” research and development program. We expect to continue to incur losses over the next twelve months as the Company intends to resume its “cold fusion” research and development program and reconsiders objectives related to Planktos Corp.

Capital Expenditures

During 2007 Planktos, the Company’s majority owned subsidiary purchased a research vessel for $800,000 which vessel was sold during the current three month period ended March 31, 2008 for $1,000,000. Otherwise, the Company has expended no significant amount on capital expenditures for the period from inception to March 31, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that could offset future operating profits.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity. We have been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans.

Cash flow used in operating activities was $8,790,098 for the period from inception to March 31, 2008. Cash flow used in operating activities for the three months ended March 31, 2008 was $608,175 as compared to cash flow used in operating activities of $877,374 for the three months ended March 31, 2007. The decrease in cash flow used in operating activities in the current period was due primarily to a decrease in general and administrative expenses and research and development expenses, in addition to the decrease in expenses incurred by the research vessel formerly owned by Planktos Corp.

Cash flow provided by investing activities was $3,039,745 for the period from inception to March 31, 2008. Cash flow provided by investing activities for the three months ended March 31, 2008 was $1,000,000 as compared to cash flow provided by investing activities of $0 for the three months ended March 31, 2007. Cash flows provided by investing activities can be attributed to the sale of the research vessel formerly owned by Planktos Corp.

Cash flow provided by financing activities was $6,025,395 for the period from inception to March 31, 2008. Cash used in financing activities for the three months ended March 31, 2008 was $184,138 as compared to cash provided by financing activities of $725,250 for the three months ended March 31, 2007. Cash flow used in financing activities in the current period can be attributed to the repayment of related party loans and advances.

The Company had a working capital deficit of $827,433 as of March 31, 2008, down from $1,342,027 as of December 31, 2007. As of March 31, 2008 our total assets totaled $281,258 and our current assets totaled $276,538, consisting primarily of cash. As of March 31, 2008 our current liabilities totaled $1,103,971, which included a note payable to a related party of $521,332, advances payable of $384,875, and accounts payable with accrued expenses of $176,230. Long term liabilities totaled $116,939. Net stockholders' deficit in the Company was $939,652 as of March 31, 2008, up from $711,191 at December 31, 2007.

The Company’s current assets are insufficient to conduct our plan of operation over the next twelve months and we will have to seek additional debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding has had a material adverse affect on our plan of operation and will continue to diminish our ongoing businesses.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of March 31, 2008.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of March 31, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $15,374,524 as of December 31, 2007. Our accumulated deficit increased to $15,669,105 as of March 31, 2008. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) generating revenues from the commercialization of its research and development projects; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Mary Ruth Ladd against the Company, Planktos Corp. and certain individuals affiliated to the Company on October 3, 2007 in the Superior Court of the State of California, County of San Francisco in connection with allegations of discrimination and retaliation against a whistle blower, wrongful termination, fraud, breach of contract, wrongful business acts and intentionally causing injury in the workplace. The claim seeks $58,280 in lost wages in addition to certain employee benefits and punitive damages. The Company has retained counsel to respond to these allegations and denies any liability for these alleged causes of action.

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

Risks Related to the Company’s Business

The company’s ability to continue as a going concern is in question

The Company’s auditors included an explanatory statement in Note 2 of their report of financial statements for the years ended December 31, 2007 and 2006, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a lack of revenue generating activities in place and losses since inception.

Our majority owned subsidiary Planktos Corp. has essentially suspended all operations and its ability to continue is in doubt.

During December of 2007, Planktos Corp. suspended “iron-fertilization” prove out efforts and commenced efforts to wind down its operations including the sale of assets and termination of employees. Planktos Corp.’s limited financial resources and absence of ongoing business operations place its, and our own, ongoing operation in doubt.

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $15,669,105 at March 31, 2008. The Company has never realized revenue from operations. We will continue to incur operating losses. Our only expectation of future profitability is dependent upon the success of our subsidiaries’ programs and research and development. Therefore, we may never be able to achieve profitability.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Limited

/s/ Nelson Skalbania                              Date: May 20, 2008

Nelson Skalbania
Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit     Description

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

14 *            Code of Ethics adopted March 30, 2004 (incorporated herein by reference to Form 10-KSB dated April 1, 2004).

21 *            Subsidiaries (incorporated herein by reference to Form 10-K dated April 14, 2008).

31              Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32              Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *      Incorporated by reference to previous filings of the Company.

24