Form 10-Q
period 2008-06-30
SOLAR ENERGY LTD
filed 2008-08-19
CIK 1058322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At August 18, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 18,423,309.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	4
Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and June 30, 2007 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and June 30, 2007 and the period from inception	7
Condensed Notes to Condensed Consolidated Financial Statements	8
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	19
ITEM 4T. Controls and Procedures	20

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	20
ITEM 1A. Risk Factors	20
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3. Defaults upon Senior Securities	23
ITEM 4. Submission of Matters to a Vote of Securities Holders	23
ITEM 5. Other Information	23
ITEM 6. Exhibits	23
Signatures	24
Index to Exhibits	25

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

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$90,498	$67,355
Prepaid expenses	1,071	-
TOTAL CURRENT ASSETS	91,569	67,355

OTHER ASSETS
Deposits	-	4,720
Vessels and other fixed assets, net of depreciation	-	787,561

TOTAL ASSETS	$91,569	$859,636

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$186,053	$294,850
Accrued interest - related party	19,667	10,892
Other current liabilities	-	13,295
Advances payable	389,736	480,013
Note payable to related party	506,332	610,332
TOTAL CURRENT LIABILITIES	1,101,788	1,409,382

LONG-TERM LABILITIES
Debenture payable, net of discount	100,000	81,261
Accrued interest	19,887	14,064
TOTAL LONG-TERM LIABILITIES	119,887	95,325

COMMITMENTS AND CONTINGENCIES
Minority interest	-	66,120
	-	66,120
STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized;
$0.0001 par value, 18,423,309 and 21,923,309 shares issued and outstanding, respectively	1,842	2,192
Additional paid-in capital	14,733,199	14,661,141
Accumulated deficit during development stage	(15,865,147)	(15,374,524)
TOTAL STOCKHOLDERS' DEFICIT	(1,130,106)	(711,191)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$91,569	$859,636

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
					From Inception
	Three Months Ended		Six Months Ended		(January 5, 1994)
	June 30,	June 30,	June 30,	June 30,	through
	2008	2007	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-	$-
General and administrative	153,046	709,810	311,052	1,212,206	6,240,401
Vessel operating costs	-	263,918	-	517,767	-
Research and development	-	169,009	2,012	279,908	2,673,650
Impairment of patents	-	-	-	-	39,648
Impairment of goodwill	-	-	-	-	3,514,118
TOTAL EXPENSES	153,046	1,142,737	313,064	2,009,881	12,467,817
LOSS FROM OPERATIONS	(153,046)	(1,142,737)	(313,064)	(2,009,881)	(12,467,817)
OTHER INCOME (EXPENSES)
Other income	1,085	-	23,685	-	373,571
Financing costs	-	-	-	-	(1,477,800)
Charitable contribution	-	(2,500)	-	(27,500)	-
Gain (loss) on investments	-	-	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	-	-	(10,867)
Gain (loss) on derivative instrument	-	6,590	-	200	29,551
Gain on forgiveness of debt	-	-	-	-	172,227
Interest income (expense), net	(11,399)	69	(30,944)	(5,856)	(115,320)
Amortization of discount on debenture payable	-	(2,041)	(18,739)	(3,968)	(29,551)
Provision for loss on contract	-	-	-	-	(967,500)
Gain (loss) on sale of subsidiary	-	-	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	(10,314)	2,118	(25,998)	(37,124)	(1,887,778)
LOSS FROM CONTINUING OPERATIONS	(163,360)	(1,140,619)	(339,062)	(2,047,005)	14,355,595)
DISCONTINUED OPERATIONS
Loss on discontinued operations	(32,682)	-	(151,561)	-	(1,509,552)
NET LOSS	$(196,042)	$(1,140,619)	$(490,623)	$(2,047,005)	$(15,865,147)
NET LOSS PER COMMON SHARE, CONTINUING
OPERATIONS, BASIC AND DILUTED	(0.01)	$(0.05)	(0.02)	$(0.10)
NET LOSS PER COMMON SHARE, DISCONTINUED
OPERATIONS, BASIC AND DILUTED	(0.00)	$0.00	(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	18,846,386	20,867,819	20,384,847	20,373,307

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception
			(January 5,
	Six Months Ended		1994) through
	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(339,062)	$(2,047,005)	$(14,355,595)
Adjustments to reconcile net loss to net cash used in operating activities:
(Net of Acquisition/Sale)
Amortization and depreciation	-	-	212,809
Amortization on discount of debentures	18,739	3,968	29,551
Bad debt	-	-	250,000
Stock issued for services	-	150,000	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	(200)	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Gain on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	1,477,800
Impairment of goodwill	-	-	3,514,118
Provision for loss on contract	-	-	967,500
Minority interest	-	-	(123,856)
(Increase) decrease in:
Accounts receivable	-	-	39
Deposits	4,720	-	(20,163)
Prepaid expenses	(1,071)	6,181	21,429
Increase (decrease) in:
Accounts payable and bank overdraft	(108,797)	40,841	229,725
Accrued expenses and other current liabilities	6,891	15,549	278,768
Deferred revenues	-	-	250,000
Minority interest	-	-	66,120
Net cash used by continuing operating activities	(418,580)	(1,830,666)	(6,025,012)
Net cash used by discontinued operating activities	(364,000)	-	(2,939,491)
Net cash used by operating activities	(782,580)	(1,830,666)	(8,964,503)

Continued from previous page
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired (sold) from subsidiary	-	-	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to RECO and Sunspring	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash received (paid) for property & equipment	1,000,000	-	131,428
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Net cash provided (used) by investing activities	1,000,000	-	3,039,745
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	-	527,500	3,917,469
Cash received from (repaid to) related party notes payable and advances	(194,277)	1,124,106	1,341,866
Stock subscription	-	-	-
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Net cash provided by financing activities	(194,277)	1,651,606	6,015,256

NET INCREASE (DECREASE) IN CASH	23,143	(179,060)	90,498

CASH, BEGINNING OF PERIOD	67,355	203,912	-
CASH, END OF PERIOD	$90,498	$24,852	$90,498

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

June 30, 2008

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

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions in the United States and Canada. As of June 30, 2008, all of the Company’s cash was within Federally insured limits.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

June 30, 2008

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

During the year ended December 31, 2006, the Company issued a debenture for a total of $100,000. The debenture included provisions for the conversion of the debt and interest into shares of the Company’s common stock or into CO2 tonnes. As of June 30, 2008, the right to convert the debenture into CO2 tonnes has been terminated after Planktos, Corp. a majority owned subsiduary suspended its operations and sold its research and development assets. As a result, the Company no longer accounts for its convertible debt contract as containing a derivative instrument.

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

June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Earnings (Loss) Per Share- Continued

As of June 30, 2008, the Company had outstanding common stock options of 500,000 and common stock warrants of 1,281,500. The above common stock equivalents were deemed to be antidilutive for the six months ended June 30, 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2008.

Principles of Consolidation

The June 30, 2008 financial statements include the accounts of the Company and its wholly owned subsidiaries: Hydro-Air Technologies, Inc.; Sunspring, Inc.; Renewable Energy Limited; and D2 Fusion, Inc. plus 53% of Planktos Corp. post acquisition. All intercompany accounts and transactions have been eliminated in the consolidation.

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

June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                                                                   June 30,          December 31,

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

NOTE 5 – STOCKHOLDERS’ EQUITY TRANSACTIONS

On April 11, 2008 the Company cancelled 3,500,000 shares of its common stock in accord with a Release and Settlement Agreement with Russ George, the former owner of Planktos, Inc. dated February 22, 2008.

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

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

June 30, 2008

NOTE 6 – NOTES PAYABLE - RELATED PARTY - CONTINUED

The loan from Regal RV Resorts, Inc., a shareholder, includes the $211,478 assignment of debt from Bay Cove Capital Corp., additional advances of $681,354, and a $386,500 repayment for a total owing of $506,332. Of this $506,332 loan, $97,511 is uncollateralized and bears no interest while $408,821 of the loan is uncollateralized and bears 6% per annum and is due upon demand. The accrued interest owing on this loan at June 30, 2008 and December 31, 2007 was $19,667 and $10,892, respectively.

NOTE 7 – DEBENTURE PAYABLE

The Company has a debenture payable that, as of June 30, 2008, has a carrying value principal of $100,000 plus accrued interest of $19,887. This loan bears interest at 10% per year for a three year term.

NOTE 8 – STOCK OPTIONS AND WARRANTS

The Company did not issue any new stock options or warrants in the quarter ended June 30, 2008.

NOTE 9 – DISCONTINUED OPERATIONS

In December 2007, the Company’s majority owned subsidiary, Planktos Corp., suspended its Iron-Fertilization Prove-Out operations and initiated negotiations for the sale of the related assets.  Accordingly, this business component has been presented as discontinued operations within the consolidated financial statements in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13.  Planktos Corp. was engaged in research related to creation and sales of “Kyoto Protocol” certified emission reduction credits.

The loss from disposal of discontinued operations for the year ended December 31, 2007 includes Planktos operations of $2,841,810 and the recognition of previously recorded deferred revenues of $250,000 and provision for loss on contract of $967,500.

The loss on discontinued operations for the six months ended June 30, 2008 includes Planktos’ loss from operations of $ 145,973 and the recognition of a $212,439 gain from the sale of the Weatherbird II.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2008.

Discussion and Analysis

The Company’s plan of operation for the coming year is to (i) secure sufficient financing to resume research and development activities that might demonstrate the pragmatic use of unproven solid state nuclear fusion, or (ii) identify and acquire a favorable business opportunity through merger or acquisition.

While major energy research organizations and government agencies are accelerating efforts to develop new forms of nuclear energy, only solid-state fusion offers potentially limitless energy without radioactivity or nuclear waste. Our experiments with solid-state nuclear fusion indicate to us that the Company is well positioned to ultimately substantiate the feasibility of commercializing solid-state fusion. However, these efforts have been suspended due to a lack of sufficient financing.

We do not plan to limit our merger or acquisition options to any particular industry, but will evaluate each opportunity on its merits. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

During December of 2007 the Company discontinued its “iron-fertilization” prove-out program in connection with is majority owned subsidiary, Planktos Corp., and commenced efforts to wind-down its business. We continued these efforts through the six month period ended June 30, 2008, terminating all of our employees, divesting substantially all of our assets including our research vessel, and closing our California office. During the six months ended June 30, 2008 the Company suspended cold fusion research and development and closed its Los Alamos, New Mexico research facility.

The Company’s plan of operation over the next twelve months will require a minimum of (i) $500,000 in new financing with respect to developing a cold fusion program, or (ii) $100,000 to identify a suitable business opportunity for development through merger or acquisition. Should the Company decide to develop a business opportunity through merger or acquisition, our funding requirements will change. We will also require up to $1,100,000 to satisfy amounts payable. Financing to meet these cash requirements is not currently available.

Results of Operations

During the three and six month periods ended June 30, 2008, the Company was focused on (i) suspending research and development activities in connection with cold fusion technologies, including closing its Los Alamos, New Mexico research facility, (ii) winding down its intended carbon sequestration business in connection with its majority owned subsidiary, Planktos Corp., including the disposing of its research vessel and essentially all of its other assets, (iii) pursued financing commitments for its plan of operation, (iv) beginning the search for a business opportunity to develop through merger or acquisition, and (v) satisfying continuous public disclosure requirements.

The Company has not generated any revenues since inception. Since we have suspended operations and have no current ability to generate revenue, we expect to continue to incur losses for the foreseeable future.

Net Losses

 For the period from January 5, 1994 (inception) to June 30, 2008 the Company recorded a net loss of $15,865,147. Net losses for the three months ended June 30, 2008 were $196,042 as compared to $1,140,619 for the three months ended June 30, 2007. Net losses for the six months ended June 30, 2008 were $490,623 as compared to $2,047,005 for the six months ended June 30, 2007. The decrease in net losses in the current periods can be attributed to the suspension of both our “cold fusion” research and development program and our “iron-fertilization” prove out program, which resulted in a decrease in general and administrative expenses, research and development expenses and vessel operation costs.

We expect to continue to incur losses over the next twelve months as the Company evaluates its “cold fusion” research and development program, reconsiders objectives related to Planktos Corp., and seeks out another business opportunity for development through merger or acquisition.

Capital Expenditures

During 2007 Planktos Corp., the Company’s majority owned subsidiary, purchased a research vessel for $800,000 which vessel was sold during the six month period ended June 30, 2008 for $1,000,000. Otherwise, the Company has expended no significant amount on capital expenditures for the period from inception to June 30, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that could offset future operating profits.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity. We have been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. All of our projects have been experimental in nature and virtually all of the financing raised to date has been either allocated for or related to research and the development activities.

The Company had a working capital deficit of $1,010,219 as of June 30, 2008, down from $1,342,027 as of December 31, 2007. As of June 30, 2008 our current and total assets were $91,569, consisting primarily of cash. Our current liabilities totaled $1,101,788, which included a note payable to a related party of $506,332, advances payable of $389,736, and accounts payable with accrued expenses of $186,053. Long term liabilities totaled $119,887. Net stockholders' deficit in the Company was $1,130,106 as of June 30, 2008, up from $711,191 at December 31, 2007.

Cash flow used in operating activities was $8,964,503 for the period from inception to June 30, 2008. Cash flow used in operating activities for the six months ended June 30, 2008 was $782,580 as compared to $1,830,666 for the six months ended June 30, 2007. The decrease in cash flow used in operating activities in the current period was due primarily to a decrease in net losses.

Cash flow provided by investing activities was $3,039,745 for the period from inception to June 30, 2008. Cash flow provided by investing activities for the six months ended June 30, 2008 was $1,000,000 as compared to cash flow provided by investing activities of $0 for the six months ended June 30, 2007. Cash flows provided by investing activities in the current period can be attributed to the sale of the research vessel formerly owned by Planktos Corp.

Cash flow provided by financing activities was $6,015,256 for the period from inception to June 30, 2008. Cash used in financing activities for the six months ended June 30, 2008 was $194,277 as compared to cash provided by financing activities of $1,651,606 for the six months ended June 30, 2007. Cash flow used in financing activities in the current period can be attributed to the repayment of related party loans and advances.

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

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of June 30, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $15,374,524 as of December 31, 2007. Our accumulated deficit increased to $15,865,147 as of June 30, 2008. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) generating revenues from the commercialization of its research and development projects or from the development of a business opportunity through acquisition or merger; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	the sufficiency of existing capital resources;

•	our anticipated financial performance;

 •         our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties related to the development of our technologies;

•	the volatility of the stock market; and

  •      general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have essentially suspended all operations and our ability to continue our plan of operation is in doubt.

During December of 2007, Planktos Corp. suspended all “iron-fertilization” prove out efforts and commenced efforts to wind down its operations including the sale of assets and termination of employees. During the six months ended June 30, 2008 the Company suspended all “cold fusion” efforts and closed its Los Alamos, New Mexico research facility. Our limited financial resources and absence of ongoing business operations place our ability to continue in doubt.

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $15,865,147 at June 30, 2008. The Company has never realized revenue from operations. We expect to continue to incur operating losses as we seek ways to resume research and development activities, identify additional business opportunities while maintaining operations and satisfying public disclosure obligations. Should we be unable to transition current losses to future profits by developing or acquiring a revenue producing business, our ability to maintain operations will be severely compromised.

Our business will not be profitable in the next twelve months and may never be profitable.

All of our research and development operations are currently suspended and as such we have no expectation of realizing profitable operations within the next twelve months or ever. Any possibility of future profit from operations is highly speculative.

The Company’s limited financial resources cast severe doubt on its ability to develop or acquire a profitable business opportunity.

The Company’s future operation is dependent upon the development or acquisition of a profitable business opportunity. However, the prospect of such development or acquisition is doubtful due to the Company’s limited financial resources. Further, due to the suspension of all research and development activities, the Company is not in a favorable position to improve its financial condition through debt or equity offerings. Ultimately, this limitation may cause us to cease operations.

We will need additional financing to fund our businesses.

We will need additional capital to resume our research and development operations and develop additional opportunities through merger or acquisition. In our efforts to raise capital or obtain additional financing, we may be obligated to issue additional shares of common stock or warrants or other rights to acquire common stock on terms that will result in dilution to existing shareholders or place restrictions on operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations would be significantly limited.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Limited

/s/ Nelson Skalbania                              Date: August 18, 2008

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

14 *           Code of Ethics adopted March 30, 2004 (incorporated herein by reference to Form 10-KSB dated April 1, 2004).

21 *           Subsidiaries (incorporated herein by reference to Form 10-K dated April 14, 2008).

31             Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32             Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

      *      Incorporated by reference to previous filings of the Company.