Form 10-Q
period 2008-09-30
SOLAR ENERGY LTD
filed 2008-11-13
CIK 1058322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-14791

SOLAR ENERGY LIMITED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0418364 (I.R.S. Employer Identification No.)

73200 El Paseo, Ste #2H, Palm Desert, CA 92260

(Address of principal executive offices) (Zip Code)

(760) 773-1111

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

At November 12, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 18,423,309.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	4
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and September 30, 2007 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007 and the period from inception	7
Condensed Notes to Consolidated Financial Statements	9
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4T. Controls and Procedures	21

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	21
ITEM 1A. Risk Factors	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 3. Defaults upon Senior Securities	24
ITEM 4. Submission of Matters to a Vote of Securities Holders	24
ITEM 5. Other Information	24
ITEM 6. Exhibits	24
Signatures	25
Index to Exhibits	26

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

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$79,998	$67,355
TOTAL CURRENT ASSETS	79,998	67,355

OTHER ASSETS
Deposits	-	4,720
Vessels and other fixed assets, net of depreciation	-	787,561

TOTAL ASSETS	$79,998	$859,636

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$182,275	$294,850
Accrued interest - related party	23,203	10,892
Other current liabilities	-	13,295
Advances payable	394,651	480,013
Note payable to related party	572,332	610,332
TOTAL CURRENT LIABILITIES	1,172,461	1,409,382

LONG-TERM LABILITIES
Debenture payable, net of discount	100,000	81,261
Accrued interest	22,909	14,064
TOTAL LONG-TERM LIABILITIES	122,909	95,325

COMMITMENTS AND CONTINGENCIES
Minority interest	-	66,120
	-	66,120

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par value, 18,423,309 and 21,923,309
shares issued and outstanding, respectively	1,842	2,192
Additional paid-in capital	14,727,611	14,661,141
Accumulated deficit during development stage	(15,944,825)	(15,374,524)
TOTAL STOCKHOLDERS' DEFICIT	(1,215,372)	(711,191)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$79,998	$859,636

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
					From inception
	Three Months Ended		Nine Months Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	74,862	471,410	385,914	1,685,250	6,315,263
Vessel operating costs	-	172,702	-	690,469	-
Research and development	-	140,315	2,012	420,223	2,673,650
Impairment of patents	-	-	-	-	39,648
Impairment of goodwill	-	-	-	-	3,514,118
TOTAL EXPENSES	74,862	784,427	387,926	2,795,942	12,542,679

LOSS FROM OPERATIONS	(74,862)	(784,427)	(387,926)	(2,795,942)	(12,542,679)

OTHER INCOME (EXPENSES)
Other income	-	13,606	23,685	23,258	373,571
Financing costs	-	-	-	-	(1,477,800)
Charitable contribution	-	-	-	(27,500)	-
Gain (loss) on investments	-	-	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	-	-	(10,867)
Gain (loss) on derivative instrument	-	4,137	-	4,337	29,551
Gain on forgiveness of debt	-	-	-	-	172,227
Interest income (expense), net	(11,466)	(5,873)	(42,410)	(17,976)	(126,786)
Amortization of discount on debenture payable	-	(2,160)	(18,739)	(6,128)	(29,551)
Provision for loss on contract	-	-	-	-	(967,500)
Gain (loss) on sale of subsidiary	-	-	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	(11,466)	9,710	(37,464)	(24,009)	(1,899,244)

LOSS FROM CONTINUING OPERATIONS	(86,328)	(774,717)	(425,390)	(2,819,951)	(14,441,923)

DISCONTINUED OPERATIONS
Loss on discontinued operations	1,062	-	(144,911)	-	(1,502,902)

NET LOSS	$(85,266)	$(774,717)	$(570,301)	$(2,819,951)	$(15,944,825)

NET LOSS PER COMMON SHARE,
CONTINUING OPERATIONS, BASIC AND DILUTED	(0.00)	$(0.04)	(0.02)	$(0.14)

NET LOSS PER COMMON SHARE,
DISCONTINUED OPERATIONS, BASIC AND DILUTED	0.00	$0.00	(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	18,423,309	21,823,309	19,726,229	20,861,955

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 5, 1994)
	Nine Months Ended		through
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(425,390)	$(2,819,951)	$(14,441,923)
Adjustments to reconcile net loss to net cash used in operating activities:
(Net of Acquisition/Sale)
Amortization and depreciation	-	9,165	212,809
Amortization on discount of debentures	18,739	6,128	29,551
Bad debt	-	-	250,000
Stock issued for services	-	150,000	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	(4,337)	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Gain on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	1,477,800
Impairment of goodwill	-	-	3,514,118
Provision for loss on contract	-	-	967,500
Minority interest	-	-	(123,856)
(Increase) decrease in:
Accounts receivable	-	-	39
Deposits	4,720	-	(20,163)
Prepaid expenses	-	18,416	22,500
Increase (decrease) in:
Accounts payable and bank overdraft	(112,575)	91,021	225,947
Accrued expenses and other current liabilities	13,449	1,198	285,326
Deferred revenues	-	-	250,000
Minority interest	-	425,364	66,120
Net cash used by continuing operating activities	(501,057)	(2,122,996)	(6,107,489)
Net cash used by discontinued operating activities	(362,938)	-	(2,938,429)
Net cash used by operating activities	(863,995)	(2,122,996)	(9,045,918)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired (sold) from subsidiary	-	1,953,213	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to RECO and Sunspring	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash received (paid) for property & equipment	1,000,000	(805,891)	131,428
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Net cash provided (used) by investing activities	1,000,000	1,147,322	3,039,745

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	-	685,489	3,917,469
Cash received from (repaid to) related party notes payable and advances	(123,362)	671,008	1,412,781
Stock subscription	-	.	-
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Net cash provided by financing activities	(123,362)	1,356,497	6,086,171

NET INCREASE (DECREASE) IN CASH	12,643	380,823	79,998

CASH, BEGINNING OF PERIOD	67,355	203,912	-

CASH, END OF PERIOD	$79,998	$584,735	$79,998

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

September 30, 2008

NOTE 1 – DESCRIPTION AND HISTORY OF BUSINESS AND BASIS OF PRESENTATION

Solar Energy Limited (the “Company”) is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

The Company was originally incorporated as Taurus Enterprises, Inc. under the laws the State of Delaware on January 5, 1994. In August of 1996, the Company merged with Salvage World, Inc., a private company, changed its name to “Salvage World, Inc.” and reincorporated in the state of Nevada. On December 17, 1997, the Company merged with Solar Energy Limited, a Delaware corporation organized on July 24, 1997, and changed the name to “Solar Energy Limited.” The surviving corporation is a Delaware corporation and the authorized shares were changed to 50,000,000 par value $0.0001.

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions in the United States. As of September 30, 2008, all of the Company’s cash was within federally insured limits.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

September 30, 2008

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

During the year ended December 31, 2006, the Company issued a debenture for a total of $100,000. The debenture included provisions for the conversion of the debt and interest into shares of the Company’s common stock or into CO2 Tonnes. As of September 30, 2008, the right to convert the debenture into CO2 Tonnes has been terminated after Planktos, Inc. suspended its operations and sold its research and development assets. As a result, the Company no longer accounts for its convertible debt contract as containing a derivative instrument.

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

September 30, 2008

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

As of September 30, 2008, the Company had outstanding common stock options of 500,000 and common stock warrants of 1,250,000. The above common stock equivalents were deemed to be antidilutive for the nine months ended September 30, 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2008.

Principles of Consolidation

The September 30, 2008 financial statements include the accounts of the Company and its wholly owned subsidiaries, Hydro-Air Technologies, Inc., Sunspring, Inc., Renewable Energy Limited, and D2 Fusion, Inc., as well as 53% of Planktos Corp. All intercompany accounts and transactions have been eliminated in the consolidation.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

September 30, 2008

NOTE 2 – Summary of Significant Accounting Policies - CONTINUED

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company does not expect SFAS 162 to have a material impact on the preparation of its consolidated financial statements.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

September 30, 2008

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

                                                        September 30,     December 31,
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

NOTE 5 – Stockholders’ Equity Transactions

On April 11, 2008 the Company cancelled 3,500,000 shares of its common stock in accord with a Release and Settlement Agreement with Russ George, the former owner of Planktos, Inc., dated February 22, 2008.

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

September 30, 2008

NOTE 6 – Notes Payable - Related Party - CONTINUED

The loan from Regal RV Resorts, Inc., a shareholder, includes the $211,478 assignment of debt from Bay Cove Capital Corp., additional advances of $747,354, and a $386,500 repayment for a total owing of $572,332. Of this $572,332 loan, $97,511 is uncollateralized and bears no interest while $474,821 of the loan is uncollateralized and bears 6% per annum and is due upon demand. The accrued interest owing on this loan at September 30, 2008 and December 31, 2007 was $23,203 and $10,892, respectively.

NOTE 7 – Debenture Payable

The Company has a debenture payable that, as of September 30, 2008, has a carrying value principal of $100,000 plus accrued interest of $22,909. This loan bears interest at 10% per year for a three year term.

NOTE 8 – STOCK OPTIONS AND WARRANTS

The Company did not issue any new stock options or warrants in the nine months ended September 30, 2008.

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

The loss from disposal of discontinued operations for the year ended December 31, 2007 includes Planktos Corp.’s operations of $2,841,810 and the recognition of previously recorded deferred revenues of $250,000 and provision for loss on contract of $967,500.

The loss on discontinued operations for the nine months ended September 30, 2008 includes Planktos Corp.’s loss from operations of $357,350 and the recognition of a $212,439 gain from the sale of the Weatherbird II.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2008.

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

During December of 2007 the Company discontinued its “iron-fertilization” prove-out program in connection with is majority owned subsidiary, Planktos Corp., and commenced efforts to wind-down its business. We continued these efforts through the nine month period ended September 30, 2008, terminating all of our employees, divesting substantially all of our assets including our research vessel, and closing our California office. During the nine months ended September 30, 2008 the Company suspended cold fusion research and development and closed its Los Alamos, New Mexico research facility.

The Company’s plan of operation over the next twelve months will require a minimum of (i) $500,000 in new financing with respect to developing a cold fusion program, or (ii) $100,000 to identify a suitable business opportunity for development through merger or acquisition. Should the Company decide to develop a business opportunity through merger or acquisition, our funding requirements will change. We will also require up to $1,300,000 to satisfy amounts payable. Financing to meet these cash requirements is not currently available.

Results of Operations

During the three and nine month periods ended September 30, 2008, the Company was focused on (i) suspending research and development activities in connection with cold fusion technologies, including closing its Los Alamos, New Mexico research facility, (ii) winding down its intended carbon sequestration business in connection with its majority owned subsidiary, Planktos Corp., including the disposing of its research vessel and essentially all of its other assets, (iii) pursued financing commitments for its plan of operation, (iv) beginning the search for a business opportunity to develop through merger or acquisition, and (v) satisfying continuous public disclosure requirements.

The Company has not generated any revenues since inception. Since we have suspended operations and have no current ability to generate revenue, we expect to continue to incur losses for the foreseeable future.

Net Losses

For the period from January 5, 1994 (inception) to September 30, 2008 the Company recorded a net loss of $15,944,825. Net losses for the three months ended September 30, 2008 were $85,266 as compared to $774,717 for the three months ended September 30, 2007. Net losses for the nine months ended September 30, 2008 were $570,301 as compared to $2,819,951 for the nine months ended September 30, 2007. The decrease in net losses in the current periods can be attributed to the suspension of both our “cold fusion” research and development program and our “iron-fertilization” prove out program, which resulted in a decrease in general and administrative expenses, research and development expenses, and vessel operation costs.

We expect to continue to incur losses over the next twelve months as the Company evaluates its “cold fusion” research and development program and seeks out another business opportunity for development through merger or acquisition.

Capital Expenditures

During 2007 Planktos Corp., the Company’s majority owned subsidiary, purchased a research vessel for $800,000 which vessel was sold during the nine month period ended September 30, 2008 for $1,000,000. Otherwise, the Company has expended no significant amount on capital expenditures for the period from inception to September 30, 2008.

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

The Company had a working capital deficit of $1,092,463 as of September 30, 2008, down from $1,342,027 as of December 31, 2007. As of September 30, 2008 our current and total assets were $79,998, consisting entirely of cash. Our current liabilities totaled $1,172,461, which included a note payable to a related party of $572,332, advances payable of $394,651, and accounts payable with accrued expenses of $182,275. Long term liabilities totaled $122,909. Net stockholders' deficit in the Company was $1,215,372 as of September 30, 2008, up from $711,191 at December 31, 2007.

Cash flow used in operating activities was $9,045,918 for the period from inception to September 30, 2008. Cash flow used in operating activities for the nine months ended September 30, 2008 was $863,995 as compared to $2,122,996 for the nine months ended September 30, 2007. The decrease in cash flow used in operating activities in the current period was due primarily to a decrease in net losses.

Cash flow provided by investing activities was $3,039,745 for the period from inception to September 30, 2008. Cash flow provided by investing activities for the nine months ended September 30, 2008 was $1,000,000 as compared to cash flow provided by investing activities of $1,147,322 for the nine months ended September 30, 2007. Cash flows provided by investing activities in the current period can be attributed to the sale of the research vessel formerly owned by Planktos Corp.

Cash flow provided by financing activities was $6,086,171 for the period from inception to September 30, 2008. Cash used in financing activities for the nine months ended September 30, 2008 was $123,362 as compared to cash provided by financing activities of $1,356,497 for the nine months ended September 30, 2007. Cash flow used in financing activities in the current period can be attributed to the repayment of related party loans and advances.

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

Off Balance Sheet Arrangements

As of September 30, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Minority Interests

The Company owns 53% of Planktos Corp.  The 47% minority interest in the subsidiary is owned by various unrelated parties.  The minority holders are not expected to make additional capital contributions.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $15,374,524 as of December 31, 2007. Our accumulated deficit increased to $15,944,825 as of September 30, 2008. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) generating revenues from the commercialization of its research and development projects or from the development of a business opportunity through acquisition or merger; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

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

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During December of 2007, Planktos Corp. suspended all “iron-fertilization” prove out efforts and commenced efforts to wind down its operations including the sale of assets and termination of employees. During the nine months ended September 30, 2008 the Company suspended all “cold fusion” efforts and closed its Los Alamos, New Mexico research facility. Our limited financial resources and absence of ongoing business operations place our ability to continue in doubt.

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $15,944,825 at September 30, 2008. The Company has never realized revenue from operations. We expect to continue to incur operating losses as we seek ways to resume research and development activities, identify additional business opportunities while maintaining operations and satisfying public disclosure obligations. Should we be unable to transition current losses to future profits by developing or acquiring a revenue producing business, our ability to maintain operations will be severely compromised.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Limited

/s/ Michael James Gobuty                         Date: November 12, 2008

Michael James Gobuty

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