Form 10-K
period 2008-12-31
SOLAR ENERGY LTD
filed 2009-04-15
CIK 1058322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

☐      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from       to

Commission file number: 001-14791

SOLAR ENERGY LIMITED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0418364 (I.R.S. Employer Identification No.)

73200 El Paseo, Suite 2H, Palm Desert, California, 92260

(Address of principal executive offices) (Zip Code)

(760) 773-1111

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐.

The aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates (14,048,355 shares) was approximately $913,143 based on the average closing bid and asked prices ($0.065) for the common stock on April 14, 2009.

At April 14, 2009 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 18,423,309.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “it,” “its,” “we,” “our,” and “us” refer to Solar Energy Limited, our predecessors, and our subsidiaries, unless context indicates otherwise.

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

Since reorganization the Company has focused on the development of cost-effective solutions for global issues related to water, energy and pollution.

The primary thrust of that focus was initially in connection with the development of renewable energy sources such as solar energy and water. The Company believed that with the right technologies renewable energy could prospectively compete with traditional energy sources. Nevertheless, the Company was unable to realize any commercial application of such technologies. In 2005 the Company redirected its focus to tackle carbon sequestration with a process designed to generate plankton blooms in the oceans as a means to resist global warming and the application of “cold fusion” technologies as a potential source of unlimited energy.

On February 22, 2008 the Company entered into an agreement with Russ George, the proponent of the carbon sequestration process and the “cold fusion” technologies, to separate itself and its subsidiaries from his management, pursuant to which Mr. George agreed to cancel 3.5 million shares in exchange for the non-exclusive use of the know-how associated with both “iron-fertilization” and “cold fusion”.

The Company is currently without operations.

Planktos

The Company acquired Planktos, Inc. in August of 2005 from Mr. George intent on improving the world’s marine and terrestrial environments by acting on commercial opportunities related to carbon sequestration projects. Planktos operated as a wholly subsidiary of the Company until August of 2007 at which time it was sold to Planktos Corp. for a controlling equity interest in that entity.

Planktos Corp.’s efforts to finance and conduct an “iron-fertilization” prove out program while at the same time attempting to fund a reforestation project in Hungary were not successful. A combination of poor market conditions, condemnation from certain environmental groups and local opposition to ocean research caused Planktos to suspend operations in December of 2007.

On November 12, 2008 the Company sold its entire interest in Planktos Corp. to Maidon Services Limited in exchange for cash consideration of $200,000 of which $125,000 has been paid with the remainder due in December of 2009. The agreement provides that the remainder due can be converted, at the Company’s option, into shares of Planktos Corp. at $0.25 per share.

D-2 Fusion

The Company acquired D-2 Fusion, Inc. from Mr. George in August of 2005 in order to fund research and development into solid-state fusion technology. Designs for entry level heat and energy applications for homes and industry were the focus of that effort.

D-2 Fusion’s attempts to develop an energy program built around “cold fusion” met with limited successes that could not be replicated. Several attempts to realize funding commitments for the D-2 Fusion research and development effort proved unsuccessful. Consequently, D2-Fusion was forced to suspend operations prior to year end December 31, 2008.

Our principal place of business is located at 73200 El Paseo, Suite 2H, Palm Desert, California, 92260, and our telephone number is (760) 773-1111. Our registered statutory office is located at The Company Corporation, 2711 Centerville Road, Wilmington, Delaware, 19808.

The Company’s shares are quoted on the Over the Counter Bulletin Board under the symbol “SLRE”.

The Company

The Company’s plan of operation for the coming year is to actively pursue development stage assets and emerging businesses with which to merge or acquire. We intend to function as a business incubator for assets and businesses that focus on (i) cost-effective renewable energy sources that do not threaten the environment, and (ii) practical solutions to mitigate the effects of traditional energy sources’ unintended consequences concerning global climate change. We will fund the process of driving emerging technologies towards commercial applications through debt or equity offerings tied to our common stock.

Selection of a Business

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, though management intends to continue its focus on opportunities related to renewable energy sources and combating climate change. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company will not be able to diversify and will be limited to one merger or acquisition. The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the our relative negotiating strengths. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business after Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Competition

We will be involved in intense competition with other business entities to obtain a suitable business opportunity many of which competitors will have a considerable edge over us by virtue of their stronger financial resources and prior experience in business.

Marketability

As we currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Governmental and Environmental Regulation

The Company cannot anticipate the government regulations, if any, to which it may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of the Company, the effects of any government regulation on the prospective business of the Company. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Research and Development

During the years ended December 31, 2008 and 2007, the Company spent $0 and $186,511, respectively, on research and development activities. We cannot anticipate the amount of spending on research and development in the future; such level will depend upon on success in raising additional financing and our progress with ongoing development projects in relation to the nature of future businesses that we may incubate.

Employees

The Company is a development stage company and currently has no employees. Michael James Gobuty, our sole officer and director, manages the Company. We look to Mr. Gobuty for his entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.     RISK FACTORS

The Company’s securities and future operations are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our future operations, business, financial condition and/or operating results as well as the trading price and/or the value of our securities.

Risks Related to the Company’s Business

The Company’s ability to continue as a going concern is in question

Our independent public accounting firm has issued a report on our consolidated financial statements for the years ended December 31, 2008 and 2007 that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our significant operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $14,978,690 at December 31, 2008. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Such continuing losses could result in a decrease in share value.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

Our limited financial resources cast severe doubt on our ability to pursue our business plan of incubating new business opportunities.

The Company’s future operation is dependent upon its ability to realize sufficient financing to incubate business opportunities through merger or acquisition. We cannot be certain that financing for our intended purpose will be forthcoming. Our inability to finance new business opportunities will prevent us from developing our business plan and may act as a deterrent in any future negotiations with merger or acquisition candidates. Should the Company be unable to realize financing and develop what might become a profitable business opportunity, it will, in all likelihood, be forced to cease operations.

Risks Related to the Company’s Stock

The Company will need to raise additional capital to fund operations which could adversely affect our shareholders

The Company will need to raise additional capital. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or even cease operations, which action would adversely affect our shareholders.

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

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting are not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we have been unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

If the market price of our common stock declines as the selling security holders sell their stock, selling security holders or others may be encouraged to engage in short selling, depressing the market price.

The significant downward pressure on the price of the common stock as the selling security holders sell material amounts of common stock could encourage short sales by the selling security holders or others. Short selling is the selling of a security that the seller does not own, or any sale that is completed by the delivery of a security borrowed by the seller. Short sellers assume that they will be able to buy the stock at a lower amount than the price at which they sold it short. Significant short selling of a company’s stock creates an incentive for market participants to reduce the value of that company’s common stock. If a significant market for short selling our common stock develops, the market price of our common stock could be significantly depressed.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The Company’s maintains an office located at 73200 El Paseo, Suite 2H, Palm Desert, California, 92260, for which the Company pays no rent. The Company does not believe that it will need to maintain any additional office space at any time in the foreseeable future in order to carry out the plan of operation described herein.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol “SLRE”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years.

Year	Quarter Ending	High	Low
2008	December 31	$0.11	$0.04
	September 30	$0.20	$0.05
	June 30	$0.22	$0.08
	March 31	$0.23	$0.09
2007	December 31	$0.37	$0.11
	September 30	$0.56	$0.33
	June 30	$0.59	$0.43
	March 31	$0.64	$0.38

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2009 there were 437 shareholders of record holding a total of 18,423,309 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

The Company has no authorized shares of preferred stock

Warrants

As of April 14, 2009 the Company had 1,250,000 outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 14, 2009 the Company had 500,000 outstanding stock options to purchase shares of our common stock.

Convertible Securities

As of April 14, 2009 the Company had no outstanding securities, other than warrants and options, convertible into shares of the Company’s stock.

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

Transfer Agent and Registrar

Our transfer agent is Michael Anzeman at Madison Stock Transfer, Inc., located at 1688 East 16th Street, Suite 7, Brooklyn, New York, 11229. His phone number is (718) 627-4453.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

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

Discussion and Analysis

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity through merger or acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

The Company’s plan of operation over the next twelve months will require a minimum of $100,000 to identify a suitable business opportunity for development through merger or acquisition. Should the Company decide to develop a business opportunity through merger or acquisition, our funding requirements will change. We will also require up to $1,000,000 to satisfy amounts payable. Financing to meet these cash requirements is not currently available.

Results of Operations

During the year ended December 31, 2008, the Company was focused on (i) suspending research and development activities in connection with cold fusion technologies, including closing its Los Alamos, New Mexico research facility, (ii) winding down its intended carbon sequestration business in connection with its formerly majority owned subsidiary, Planktos Corp., including the disposing of its research vessel and essentially all of its other assets, (iii) pursued financing commitments for its plan of operation, (iv) beginning the search for a business opportunity to develop through merger or acquisition, and (v) satisfying continuous public disclosure requirements.

The Company has not generated any revenues since inception. Since we have suspended operations and have no current ability to generate revenue, we expect to continue to incur losses for the foreseeable future.

Net Income/Loss

For the period from January 5, 1994 (inception) to December 31, 2008 the Company recorded a net loss of $14,978,690. Net income for the year ended December 31, 2008 was $395,834 as compared to net losses of $3,259,823 for the year ended December 31, 2007. Net income in the current period can be attributed to the sale of our research vessel related to our Planktos Corp.’s “iron-fertilization” program. Further, the loss from our continuing operations decreased as a result of the suspension of both our “cold fusion” research and development program and our “iron-fertilization” prove out program which primarily resulted in a decrease in general and administrative expenses and research and development expenses.

We expect to continue to incur losses over the next twelve months as the Company seeks out another business opportunity for development through merger or acquisition.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that could offset future operating profits.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

During the year ended December 31, 2007 Planktos Corp., the Company’s former majority owned subsidiary, purchased a research vessel for $800,000 which vessel was sold during the year ended December 31, 2008 for $1,000,000. Otherwise, the Company has expended no significant amount on capital expenditures for the period from inception to December 31, 2008.

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

The Company had a working capital deficit of $1,051,357 as of December 31, 2008. Our current and total assets were $51,686, consisting of cash of $13,853 and other receivables of $37,833. Our current liabilities totaled $1,067,043, which included a note payable to a related party of $376,521, advances payable of $439,842, and accounts payable with accrued expenses of $96,934. Long term liabilities totaled $126,008. Net stockholders' deficit in the Company was $1,015,357 as of December 31, 2008.

Cash flow used in operating activities was $8,999,874 for the period from inception to December 31, 2008. Cash flow used in operating activities for the year ended December 31, 2008 was $761,391 as compared to $3,556,256 for the year ended December 31, 2007. The decrease in cash flow used in operating activities in the current period was due primarily to a decrease in net losses.

Cash flow provided by investing activities was $3,040,494 for the period from inception to December 31, 2008. Cash flow provided by investing activities for the year ended December 31, 2008 was $1,000,749 as compared to $2,176,878 for the year ended December 31, 2007. Cash flows provided by investing activities in the current period can be attributed to the sale of the research vessel formerly owned by Planktos Corp.

Cash flow provided by financing activities was $5,973,233 for the period from inception to December 31, 2008. Cash used in financing activities for the year ended December 31, 2008 was $236,300 as compared to cash provided by financing activities of $1,186,261 for the year ended December 31, 2007. Cash flow used in financing activities in the current period can be attributed to the repayment of related party loans and advances as well as for discontinued operations.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve months and it will have to seek additional debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding has had a material adverse affect on our plan of operation and will continue to diminish our ongoing businesses.

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

Off Balance Sheet Arrangements

As of December 31, 2008 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s independent public accounting firm has issued a report on our consolidated financial statements that expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $14,978,690 as of December 31, 2008. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) generating revenues from the development of a business opportunity through acquisition or merger; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2008 and 2007 are attached hereto as F-1 through F-22.

Solar Energy Limited

(A Development Stage Company)
Consolidated Financial Statements

December 31, 2008

                                                                                               Page

     Report of Independent Registered Public Accounting Firm     F-2

     Consolidated Balance Sheets                                                F-3

     Consolidated Statements of Operations                                 F-4

     Consolidated Statements of Stockholders’ Deficit                  F-5

     Consolidated Statements of Cash Flows                               F-10

     Notes to Consolidated Financial Statements                          F-12

Board of Directors

Solar Energy Limited
Palm Desert, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Solar Energy Limited (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from January 5, 1994 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited (a development stage company) as of December 31, 2008 and 2007, and the results of its operations, stockholders deficit and its cash flows for the years then ended and for the period from January 5, 1994 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington
April 13, 2009

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$13,853	$10,795
Other receivable	37,833	-

TOTAL CURRENT ASSETS	51,686	10,795

OTHER ASSETS
Net assets disposed subsidiary	-	848,841

TOTAL ASSETS	$51,686	$859,636

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$96,934	$106,882
Accrued interest - related party	27,738	10,892
Other current liabilities	-	4,464
Advances payable	439,842	355,013
Notes payable to related party	376,521	512,821
Debenture payable, net of discount	100,000	-
Accrued interest	26,000	-
TOTAL CURRENT LIABILITIES	1,067,043	990,072

LONG-TERM LIABILITIES
Debenture payable, net of discount	-	81,261
Accrued interest	-	14,064
TOTAL LONG-TERM LIABILITIES	-	95,325

Net liabilities and minority interest of disposed subsidiary	-	485,430

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par value, 18,423,309 and 21,923,309 shares issued
and outstanding, respectively	1,842	2,192
Additional paid-in capital	13,961,491	14,661,141
Accumulated deficit during development stage	(14,978,690)	(15,374,524)
TOTAL STOCKHOLDERS' DEFICIT	(1,015,357)	(711,191)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,686	$859,636

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			From Inception
			(January 5,
			1994)
	Year Ended		through
	December 31,	December 31,	December, 31
	2008	2007	2008
REVENUES	$-	$-	$-

EXPENSES
General and administrative	291,559	1,187,898	6,220,908
Research and development	-	186,511	2,671,638
Impairment of patents	-	-	39,648
Impairment of goodwill	-	-	14,118
TOTAL EXPENSES	291,559	1,374,409	8,946,312

LOSS FROM OPERATIONS	(291,559)	(1,374,409)	(8,946,312)

OTHER INCOME (EXPENSES)
Other income	-	-	349,886
Financing costs	-	(514,300)	(1,477,800)
Gain (loss) on investments	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	(10,867)
Gain (loss) on derivative instrument	-	18,221	29,551
Gain on forgiveness of debt	-	-	172,227
Interest income (expense), net	(28,406)	(22,933)	(112,782)
Amortization of discount on debenture payable	(18,739)	(8,411)	(29,551)
Gain (loss) on sale of subsidiary	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	(47,145)	(527,423)	(941,425)

LOSS FROM CONTINUING OPERATIONS	(338,704)	(1,901,832)	(9,887,737)

DISCONTINUED OPERATIONS
Gain (Loss) on discontinued operations	734,538	(1,357,991)	(5,090,953)

NET INCOME (LOSS)	$395,834	$(3,259,823)	$(14,978,690)
NET INCOME (LOSS) PER COMMON SHARE,
CONTINUING OPERATIONS, BASIC AND DILUTED $	(0.02)	$(0.09)
NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS, BASIC $	0.04	$(0.06)
NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS, DILUTED $	0.03	$(0.06)
NET INCOME (LOSS) PER COMMON SHARE, BASIC $	0.02	$(0.15)
NET INCOME (LOSS) PER COMMON SHARE, DILUTED $	0.02	$(0.15)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC $	19,398,719	$21,127,281
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, DILUTED $	21,148,719	$21,127,281

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity
Balance, January 5, 1994 (Inception)	-	$ -	$ -	$ -	$ -	$ -

1/5/94 Stock issued for Organization Costs	125,000	13	2,487	-	-	2,500
Net Loss for the Year Ended December 31, 1994	-	-	-	-	(500)	(500)

Balance, December 31, 1994	125,000	13	2,487	-	(500)	2,000

Net Loss for the Year Ended December 31, 1995	-	-	-	-	(500)	(500)

Balance, December 31, 1995	125,000	13	2,487	-	(1,000)	1,500

10/96 Shares Issued for Cash at $20.00 Per Share	1,300	1	25,999	-	-	26,000
11/96 Shares Issued for Cash at $0.90 Per Share	831	-	763	-	-	763
12/96 Shares Issued for Cash at $2.00 Per Share	125	-	251	-	-	251
Stock Split Rounding Adjustment	595	(1)	1	-	-	-
Net Loss for the Year Ended December 31, 1996	-	-	-	-	(24,013)	(24,013)

Balance, December 31, 1996	127,851	13	29,501	-	(25,013)	4,501

Net Loss for the Year Ended December 31, 1997	-	-	-	-	(4,000)	(4,000)

Balance, December 31, 1997	127,851	13	29,501	-	(29,013)	501

1/98 Shares Issued for Acquisition of Hydro-Air Tech., Inc.	70,400	7	(7)	-	-	-
6/98 Shares Issued for Cash at $1.00 Per Share	780,000	78	779,922	-	-	780,000
7/98 Shares Issued for Cash at $10.00 Per Share	12,500	1	124,999	-	-	125,000
11/98 Shares Issued for Cash at $1.00 Per Share	200,000	20	199,980	-	-	200,000
Net Loss for the Year Ended December 31, 1998	-	-	-	-	(939,446)	(939,446)

Balance, December 31, 1998	1,190,391	119	1,134,394	-	(968,459)	166,054

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance, December 31, 1998 (forward)	1,190,391	119	1,134,394	-	(968,459)	166,054

1/99 Shares Issued for Cash at $10.00 Per Share	10,000	1	99,999	-	-	100,000
1/99 Shares Issued for Acquisition of Renewable Energy Corporation at $12.00 Per Share	35,000	4	419,996	-	-	420,000
10/99 Shares Issued for Cash at $1.80 Per Share	80,000	8	143,990	-	-	143,998
Net Loss for the Year Ended December 31, 1999	-	-	-	-	(957,086)	(957,086)

Balance, December 31, 1999	1,315,391	132	1,798,379	-	(1,925,545)	(127,034)

Net Loss for the Year Ended December 31, 2000	-	-	-	-	(925,899)	(925,899)

Balance, December 31, 2000	1,315,391	132	1,798,379	-	(2,851,444)	(1,052,933)

7/01 Shares Issued for Rounding in Connection with 10:1 Exchange	35,396	4	(4)	-	-	-
8/01 Shares Issued for Cash at $0.23 Per Share	350,000	35	81,215	-	-	81,250
10/01 Shares Issued for Cash at $0.25 Per Share	50,000	5	12,495	-	-	12,500
10/01 Shares Issued to Settle Debt at $0.33 Per Share	1,507,739	151	502,808	-	-	502,959
10/01 Shares Issued for Services at $0.33 Per Share	113,682	11	37,504	-	-	37,515
11/01 Shares Issued for Cash at $0.51 Per Share	275,000	27	141,223	-	-	141,250
Net Loss for the Year Ended December 31, 2001	-	-	-	-	(465,476)	(465,476)

Balance, December 31, 2001	3,647,208	365	2,573,620	-	(3,316,920)	(742,935)

8/02 Shares Issued for Cash at $0.30 Per Share	56,113	5	16,995	-	-	17,000
Net Loss for the Year Ended December 31, 2002	-	-	-	-	(213,045)	(213,045)

Balance, December 31, 2002	3,703,321	370	2,590,615	-	(3,529,965)	(938,980)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance, December 31, 2002 (forward)	3,703,321	370	2,590,615	-	(3,529,965)	(938,980)

1/03 Shares Issued For Cash at $0.30 Per Share	23,000	2	6,898	-	-	6,900
2/03 Shares Issued For Cash at $0.30 Per Share	60,000	6	17,994	-	-	18,000
9/03 Shares Issued to Settle Debt at $0.30 Per Share	2,734,954	274	820,213	-	-	820,487
10/03 Shares Issued for Services at $0.20 Per Share	200,000	20	39,980	-	-	40,000
10/03 Shares Issued for Cash at $0.30 Per Share	150,000	15	44,985	-	-	45,000
Net Loss for the Year Ended December 31, 2003	-	-	-	-	(281,905)	(281,905)

Balance, December 31, 2003	6,871,275	687	3,520,685	-	(3,811,870)	(290,498)

3/04 Shares Issued to For Cash at $0.20 Per Share	450,000	45	89,955	-	-	90,000
5/04 Shares Issued for Cash at $0.25 Per Share	200,000	20	49,980	-	-	50,000
Net Loss for the Year Ended December 31, 2004	-	-	-	-	(91,450)	(91,450)

Balance, December 31, 2004	7,521,275	752	3,660,620	-	(3,903,320)	(241,948)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance, December 31, 2004 (forward)	7,521,275	752	3,660,620	-	(3,903,320)	(241,948)

1/05 Shares Issued For Services at $0.21 Per Share	600,000	60	125,940	-	-	126,000
3/05 Shares Issued For Cash at $0.20 Per Share	25,000	3	4,997	-	-	5,000
5/05 Shares Issued For Cash at $0.20 Per Share	700,000	70	139,930	-	-	140,000
5/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	182,200	-	-	182,200
6/05 Shares Issued For Cash at $0.25 Per Share	400,000	40	99,960	-	-	100,000
6/05 Shares Issued For Cash at $0.35 Per Share	50,000	5	61,996	-	-	62,001
7/05 Shares Issued For Cash at $0.20 Per Share	180,000	18	35,982	-	-	36,000
7/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	71,200	-	-	71,200
8/05 Shares Issued For Cash at $0.20 Per Share	100,000	10	19,990	-	-	20,000
8/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	46,900	-	-	46,900
8/05 Shares Issued For Services at $0.58 Per Share	500,000	50	289,950	-	-	290,000
10/05 Shares Issued For Services at $1.20 Per Share	105,000	10	125,990	-	-	126,000
10/05 Shares Issued For Cash at $0.20 Per Share	40,000	4	7,996	-	-	8,000
10/05 Shares Issued For Cash at $0.35 Per Share	200,000	20	69,980	-	-	70,000
10/05 Fair Value of Warrants issued at $0.40 per warrant	-	-	128,400	-	-	128,400
10/05 Subscriptions received	-	-	-	20,000	-	20,000
11/05 Shares Issued For Acquisitions of Planktos, Inc. at $1.00 Per Share	1,500,000	150	1,499,850	-	-	1,500,000
11/05 Shares Issued For Acquisitions of D2Fusion, Inc. at $1.00 Per Share	2,000,000	200	1,999,800	-	-	2,000,000
12/05 Shares Issued For Cash at $0.20 Per Share	705,000	71	140,929	-	-	141,000
12/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	350,400	-	-	350,400
12/05 Shares Issued For Cash at $0.35 Per Share	300,000	30	104,970	-	-	105,000
12/05 Fair Value of Warrants issued at $0.40 per warrant	-	-	184,400	-	-	184,400
Net Loss for the Year Ended December 31, 2005	-	-	-	-	(6,602,698)	(6,602,698)

Balance, December 31, 2005	14,926,275	1,493	9,352,380	20,000	(10,506,018)	(1,132,145)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance, December 31, 2005 (forward)	14,926,275	1,493	9,352,380	20,000	(10,506,018)	(1,132,145)

2/06 Shares Issued For Cash at $0.25 Per Share	705,000	70	176,180	-	-	176,250
3/06 Shares Issued For Cash at $0.25 Per Share	80,000	8	19,992	(20,000)	-	-
3/06 Shares Issued For Cash at $0.40 Per Share	20,000	2	7,998	-	-	8,000
5/06 Shares and Warrants Issued for Cash at $0.33 Per Unit	500,000	50	164,950	-	-	165,000
6/06 Shares Issued For Cash at $0.28 Per Share	3,540,212	354	1,001,853	-	-	1,002,207
7/06 Shares Issued For Cash at $0.27 Per Share	66,222	6	17,961	-	-	17,967
8/06 Shares Issued For Cash at $0.27 Per Share	4,100	1	1,106	-	-	1,107
8/06 Shares and Warrants Issued for Cash at $0.35 Per Unit	31,500	3	11,022	-	-	11,025
Net loss, year ended December 31, 2006	-	-	-	-	(1,608,683)	(1,608,683)

Balance, December 31, 2006	19,873,309	1,987	10,753,442	-	(12,114,701)	(1,359,272)

5/07 Shares and Warrants Issued for Cash at $0.35 Per Unit	342,857	34	119,966			120,000
5/07 Shares and Warrants Issued for Debt at $0.35 Per Unit	807,143	81	282,419			282,500
5/07 Shares Issued For Cash at $0.25 Per Share	500,000	50	124,950			125,000
5/7/07 Fair Value of Warrants issued at $0.40 per warrant			489,600			489,600
5/07 Shares Issued For Services at $0.50 Per Share	300,000	30	149,970			150,000
8/9/07 reverse acquisition of Planktos Corp.			2,691,104			2,691,104
10/1/07 Fair Value of Warrants issued at $0.40 per warrant			24,700			24,700
10/07 Shares Issued For Cash at $0.25 Per Share	100,000	10	24,990			25,000
Net Loss for the Year Ended December 31, 2007	-	-	-	-	(3,259,823)	(3,259,823)

Balance, December 31, 2007	21,923,309	2,192	14,661,141	-	(15,374,524)	(711,191)

4/11/08 Fair value of shares received in separation agreement and intangible assets	(3,500,000)	(350)	(699,650)			(700,000)
Net Income for the Year Ended December 31, 2008					395,834	395,834

Balance, December 31, 2008	18,423,309	$ 1,842	$13,961,491	$ -	$(14,978,690)	$(1,015,357)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 5,
			1994)
	Year Ended		through
	December 31,	December 31,	December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,704)	$(1,901,832)	$(9,887,737)
Adjustments to reconcile net loss to net cash used in operating activities:
(Net of Acquisition/Sale)
Amortization and depreciation	-	9,165	212,809
Amortization on discount of debentures	18,739	8,411	29,551
Bad debt	-	-	250,000
Stock issued for services	-	150,000	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	(18,221)	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Loss on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	514,300	1,477,800
Impairment of goodwill	-	-	14,118
Minority interest	-	-	(123,856)
(Increase) decrease in:
Other receivable	(37,833)	-	(37,794)
Deposits	-	-	(24,883)
Prepaid expenses	-	26,357	22,500
Increase (decrease) in:
Accounts payable and bank overdraft	(9,948)	202,946	328,574
Accrued expenses and other current liabilities	-	18,549	271,877
Deferred revenues	-	-	250,000
Minority interest	-	66,120	66,120
Net cash used by continuing operating activities	(367,746)	(924,205)	(5,974,178)
Net cash used by discontinued operating activities	(393,645)	(2,632,051)	(3,025,696)
Net cash used by operating activities	$(761,391)	$(3,556,256)	$(8,999,874)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 5,
			1994)
	Year Ended		through
	December 31,	December 31,	December 31,
	2008	2007	2008

(Continued) CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	$-	$-	$180,000
Cash acquired from subsidiary	-	2,973,604	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to Renewable Energy Corporation and Sunspring, Inc.	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash paid for property & equipment	-	(796,726)	(868,572)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Discontinued operations	1,000,749	-	1,000,749
Net cash provided by investing activities	1,000,749	2,176,878	3,040,494

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	-	270,000	3,917,469
Cash received from related party notes payable and advances	154,200	916,261	1,690,343
Cash repaid to related party notes payable and advances	(290,500)	.	(290,500)
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Discontinued operations	(100,000)		(100,000)
Net cash provided (used) by financing activities	(236,300)	1,186,261	5,973,233

NET INCREASE (DECREASE) IN CASH	3,058	(193,117)	13,853

CASH, BEGINNING OF PERIOD	10,795	203,912	-

CASH, END OF PERIOD	$13,853	$10,795	$13,853

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 1 – DESCRIPTION AND HISTORY OF BUSINESS AND BASIS OF PRESENTATION

Solar Energy Limited (the “Company”) is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

On August 10, 2005, the Company entered into a stock purchase agreement to acquire 100% of the issued and outstanding stock of Planktos, Inc. (“Planktos”) for the purchase price of $1,500,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The proprietary greenhouse emission technology acquired as a result of this acquisition is focused on taking advantage of the Kyoto Protocol which enables companies and governments to offset regulated greenhouse emission restrictions by investing in CO2 reduction programs in exchange for certified emission reduction (“CER”) credits. These CER credits are traded much like commodities and have their own market of which they are listed for sale. In determining the purchase price, consideration was given to previous amounts invested in developing this technology up to the point of acquisition. On November 21, 2005, the debenture was converted into 1,500,000 of the Company’s restricted common shares.

On August 17, 2005, the Company and its wholly owned subsidiary, Planktos, executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation (“Diatom”) whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’s CO2 sequestration process. Planktos expected the cost of the prove out program to be $1,290,000 of which Diatom has agreed to provide up to 25%. The Company was responsible for funding the remainder of the developmental expense. The agreement provided for a royalty agreement which will entitle Planktos and the Company to 75% of net sales revenue generated by Diatom from the sale of CER credits created from the sequestration process until the Company and Planktos have recouped their costs. Thereafter, the Company and Planktos will be entitled to 25% of net sales revenue generated by Diatom from the sale of CERs. Diatom has paid $250,000 in cash for the exclusive marketing and intellectual property rights. Since the Company committed to fund 75% of the estimated cost to develop the program, a provision for the estimated loss on the contract of $967,500 was recognized. During the fourth quarter of 2007 and subsequent to the year ended December 31, 2007, Planktos’ “iron-fertilization” prove out program was suspended and its operations were discontinued. Planktos terminated all employees, liquidated substantially all of its assets and closed its Foster City, California office.

On August 18, 2005, the Company entered into a stock purchase agreement to acquire 100% of the issued and outstanding stock of D2Fusion, Inc. (“D2Fusion”) for the purchase price of $2,000,000 by issuing a 5 year term convertible debenture bearing an interest rate of 5%. The proprietary solid-state fusion technology acquired as a result of this acquisition is aimed at entry level heat and energy applications for homes and industry with the ultimate goal of producing heat and electricity at a fraction of today’s cost and with no emissions. In determining the purchase price, consideration was given to previous amounts invested in developing this technology up to the point of acquisition. On November 21, 2005, the debenture was converted into 2,000,000 of the Company’s restricted common shares.

On August 9, 2007 the Company and Diatom completed the sale of 100% of the issued and outstanding shares of Planktos. Diatom issued 45,000,000 restricted shares of common stock to the Company which represents 53% of the outstanding common stock of Diatom. As part of this transaction Diatom changed its name to Planktos Corp. This transaction was in essence an acquisition of Planktos Corp. and was accounted for in accordance with the principles for reverse acquisition accounting.

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 1 – DESCRIPTION AND HISTORY OF BUSINESS AND BASIS OF PRESENTATION (Contintued)

On April 11, 2008, the Company entered into an agreement with the founder of Planktos, Inc. and D2 Fusion, Inc. where the Company returned to authorized capital stock a total of 3,500,000 of its common shares issued as part of the August 10, 2005 and August 18, 2005 stock purchase agreements.

On November 13, 2008, the Company sold its 45,000,000 restricted shares of Planktos Corp. to a Maidon Services Limited for $200,000 of which $125,000 in cash was received on closing and $75,000 was due within fourteen months with an option to convert into Planktos Corp. shares at $0.25 per share. These financial statements include the losses from January 1, 2008 to November 12, 2008 of Planktos Corp. and its wholly owned subsidiary, Planktos.

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

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 2 – Summary of Significant Accounting Policies (Contintued)

Derivative Instruments (continued)

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

During the year ended December 31, 2006, the Company issued a debenture for a total of $100,000. The debenture included provisions for the conversion of the debt and interest into shares of the Company’s common stock or into CO2 Tonnes. Since Planktos Inc. had suspended its operations, the conversion into CO2 Tonnes is no longer available and the debenture is accounted for as a promissory note with fixed interest. See Note 7.

Development Stage Activities

The Company has been in the development stage since inception. The Company has no revenues from its planned operations. The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the fiscal year 2008, diluted net loss per share was the same as basic net loss per share as the common stock equivalents outstanding were considered anti-dilutive. For the fiscal year 2008, the Company had a net loss from continuing operations and net income from discontinued operations, therefore earnings per share on a fully diluted basis to include common stock equivalents is disclosed.

As of December 31, 2008, the Company had outstanding common stock options of 500,000, common stock warrants of 1,250,000.

As of December 31, 2007, the Company had outstanding common stock options of 500,000 common stock warrants of 1,681,500, and convertible debt subject to beneficial conversion of 894,617 common shares. The above options and warrants were deemed to be antidilutive for the Company’s year end of December 31, 2007.

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 2 – Summary of Significant Accounting Policies (Contintued)

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2008.

Going Concern

As shown in the accompanying financial statements, the Company had a negative working capital of $1,051,357 and an accumulated deficit of $14,978,690 incurred through December 31, 2008. The Company is currently seeking out a new business opportunity that might, if successful, mitigate those factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

December 31, 2008

NOTE 2 – Summary of Significant Accounting Policies (Contintued)

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

Principles of Consolidation

The December 31, 2008 financial statements include the accounts of Solar Energy Limited and its subsidiaries: Hydro-Air Technologies, Inc.; Sunspring, Inc.; Renewable Energy Limited, and; D2 Fusion, Inc. plus the net loss of Planktos Corp. and its wholly owned subsidiary, Planktos Inc. from January 1, 2008 to November 12, 2008 which is shown as discontinued operations. All intercompany accounts and transactions have been eliminated in the consolidation.

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

At December 31, 2008 and 2007, the Company had gross deferred tax assets calculated at an expected rate of 35% of approximately $3,582,000 and $3,469,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $3,582,000 and $3,469,000 has been established at December 31, 2008 and 2007, respectively.

The significant components of the Company’s deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007

Net Operating Losses Carryforward Cumulative	$ 10,233,000	$ 9,913,000

Gross deferred tax assets (liabilities):
Deferred tax asset before allowance	$ 3,582,000	$ 3,469,000
Valuation allowance	(3,582,000)	(3,469,000)
Net deferred tax asset	$ -	$ -

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 2 – Summary of Significant Accounting Policies (Contintued)

Reclassification

Certain prior year amounts in the accompanying financial statements have been reclassified to comply to fiscal 2008 presentation. The reclassification principally consists of reporting discontinued operation items. Their reclassification has resulted in no change to the Company’s accumulated deficit or net loss presented.

Recent Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 2 – Summary of Significant Accounting Policies (Contintued)

Recent Accounting Pronouncements (Continued)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash, no revenues, and an accumulated deficit since the inception of $14,978,690. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing of its project; and (4) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – OTHER RECEIVABLE

Other receivable represents the amount due from Maidon Services as part of the stock purchase agreement dated November 12, 2008 reduced for assumed liabilities in excess of agreed upon amounts.

NOTE 5 – NET ASSETS OF DISPOSED SUBSIDIARY

The net assets of the disposed subsidiary include cash, deposit and the vessel including marine equipment.

                                                         December 31,     December 31,
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

NOTE 6 – Stockholders’ Equity Transactions

During 2007, the Company issued 1,250,000 shares of common stock for a private placement for $145,000 in cash and related party note payable debt settlement of $282,500 for net proceeds of $427,500, 500,000 shares of common stock from the exercise of warrants for cash proceeds of $125,000 and 300,000 shares of common stock for services valued at $150,000.

During 2008, the Company received and cancelled 3,500,000 common shares as part of a separation agreement with the prior CEO related to the discontinued operations. As a result, the Company recognized a gain of $700,000. (See Note 11)

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 7 – Related Party TRANSACTIONS

The note payable from Regal RV Resorts, Inc., an entity controlled by the former CEO of the Company, as of December 31, 2008 was $376,521 of which $175,000 is uncollateralized and bears no interest while $201,521 of the loan is uncollateralized and bears 6% per annum and is due upon demand. The accrued interest owing on this loan at December 31, 2008 and December 31, 2007 was $27,738 and $10,892, respectively. This note includes further advances in fiscal year 2008 of $154,200 and repayments of $290,500. For the year ending 2008, Regal RV Resorts, Inc. received $90,000 in consulting fees.

NOTE 8 – Debenture Payable

The Company has a debenture payable which bears interest at 10% per year for a three year term. Principal and interest may be converted into common shares of the Company at an average trading price of the previous 10 days once the holder has given the Company notice of conversion. Upon such notice, the maximum conversion price is $0.75 per common share. The holder of the debenture also had the right, at its option, to convert the principal and interest amount due into CO2 tons at any time prior to the end of the three year term, at a rate of one United States Dollar ($1.00) per CO2 ton, subject to Company’s ability to deliver such CO2 tons at the time of conversion. During 2008, Planktos Inc. discontinued operations thus eliminating the conversion option into CO2 tons and the market price of the Company’s common stock at year end was below the conversion price of $0.75.

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. During 2008, this discount was amortized by $18,739 to the full discounted derivative portion of $29,551 when Planktos Inc. discontinued operations. As of December 31, 2008, the Company owed $100,000 in principal and accrued interest of $26,008.

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

December 31, 2008

NOTE 9 – STOCK OPTIONS (Contintued)

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

Information with respect to the Company’s stock options at December 31, 2008 is as follows:

                                                                                                        Weighted
                                                                                  Stock               Exercise               Average
                                                                               Options               Price                    Exercise

Outstanding at January 1, 2007                                  500,000              $     .33                  $     .33

      Granted                                                                        -                       -                             -
      Exercised                                                                     -                       -                             -
      Forfeited                                                                      -                       -                             -

Outstanding at December 31, 2007                             500,000                    .33                         .33

      Granted                                                                        -                       -                             -
      Exercised                                                                     -                     .33                         .33
      Forfeited                                                                       -                       -                             -

Outstanding at December 31, 2008                             500,000                 $ .33                       $ .33

NOTE 10 – WARRANTS

A summary of the Company’s warrants at December 31, 2008 and December 31, 2007 and the changes for 2008 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2006	1,931,5 00	0.33	0.81
Issued	1,250,000	0.40	1.84
Exercised / Cancelled / Expired	(1,400,000)	(0.30)	-

Balance, December 31, 2007	1,781,500	0.40	1.02
Issued	-	-	-
Exercised / Cancelled / Expired	(531,500)	(0.40)	-

Balance December 31, 2008	1,250,0 00	$ 0.40	0.37 years

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 11 – DISCONTINUED OPERATIONS

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

The gain on discontinued operations for the year ended December 31, 2008 includes Planktos’ loss from operations of $210,190 from January 1, 2008 to November 12, 2008, the recognition of a $212,439 gain from the sale of the Weatherbird II, D2 Fusion’s loss from operations of $34,181, and a gain of $700,000 from the cancellation of the 3,500,000 shares.

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses as identified by management are disclosed below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since the resignation of two of our directors in the current annual period. While this control deficiency did not result in any audit adjustments to our 2008 or 2007 interim or annual financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer. Our failure to segregate duties has been a material weakness since the annual period ended December 31, 2004 through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2008 or 2007 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

Sufficiency of Accounting Resources. The Company has a highly complex organizational structure, and limited accounting personnel to prepare its financial statements, including the consolidation of the Company and its subsidiaries. The insufficiency of our accounting resources has been a material weakness since the annual period ended December 31, 2004 through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2008 or 2007 interim or annual financial statements, it did result in certain errors in the consolidation of the Company and its subsidiaries that were not detected by the Company’s internal control over financial reporting.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2008, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company intends, as capital resources allow, to remedy its material weaknesses by:

•	Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors).

•

Engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer (our chief executive officer is in the process of seeking out an individual willing to serve as chief financial officer and principal accounting officer).

Despite the Company’s intention to remedy its material weaknesses in the manner described, the actions required to accomplish these objectives will require the Company to engage additional personnel which actions may not be possible in the near term due to our limited financial resources and operations.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Michael James Gobuty	70	2008	CEO, CFO, PAO and Director

Michael James Gobuty was appointed as chief executive officer, chief financial officer, principal accounting officer and as a director on September 12, 2008.

Mr. Gobuty earned a Bachelor of Arts degree from the University of Winnipeg. He was involved for many years as a consultant to the international garment industry based on years of experience in leather outerwear and sportswear. Mr. Gobuty has been active in hockey serving as team president and owner. He has also been involved in financing and developing real estate properties.

Mr. Gobuty is not a director of any reporting corporations other than the Company.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following person who, during the period ended December 31, 2008, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

•	Michael James Gobuty, our director and executive officer, failed to file on Form 3, 4 or 5

•	Nelson Skalbania, a former director and executive officer, failed to file on Form 4 or 5

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings nor are they compensated for their service as directors. The Company may compensate directors in the future.

ITEM 11     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Since the Company has limited operations, no compensation was paid as of the annual period ended December 31, 2008, to retain the services of our current executive officer. However, in the event that the Company expands it operations, the amount we deem appropriate to compensate our executive officer may change in accordance with market forces though we have no specific formula to determine future compensation at this time. Executive compensation may include salaries, options and other compensatory elements for our executive officer and any future executive employees. Decisions as to executive compensation would be based on the type of operations, the scale of those operations and available capital resources.

The Company paid executive compensation for the annual period ended December 31, 2008 to its former chief executive officer pursuant to a consulting agreement with a related entity in the amount of $90,000. The consulting agreement was terminated by mutual agreement as of October 31, 2008 due to insufficient capital resources to maintain this compensation arrangement. Executive compensation for the periods ended and December 31, 2007 and December 31, 2006 was $60,000 for each period.

The increase in executive compensation paid in the current annual period over the two prior annual periods can be attributed to the appointment of Nelson Skalbania as our new chief executive officer for much of the annual period ended December 31, 2008. Mr. Skalbania had a pre-existing relationship with the Company based on a consulting agreement with a related entity the terms and conditions of which were in excess of that paid to our prior chief executive officer. Although the Company has limited resources at this time for executive compensation it anticipates that executive compensation will be paid in future periods.

Tables

The following table provides summary information for the years 2008, 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michael James Gobuty* CEO, CFO, and PAO	2008 2007 2006	- - -	- -	- - -	- - -	- - -	- - -	- - -	- - -
Nelson Skalbania** CEO, CFO, and PAO	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	90,000** - -	90,000 - -
Andrew Wallace*** CEO, CFO, and PAO	2008 2007 2006	- 60,000 60,000	- - -	- - -	- - -	- - -	- - -	- - -	- 60,000 60,000

*     Appointed as chief executive officer, chief financial officer and principal accounting officer on September 10, 2008.

**     Appointed as chief executive officer, chief financial officer and principal accounting officer on January 4, 2008 and resigned on September 10, 2008; Mr. Skalbania is the principal of Regal RV Resorts, Inc. which entity had a consulting agreement with the Company dated December 1, 2005 for $120,000 and 200,000 shares of common stock per year. The consulting agreement was mutually terminated on October 31, 2008.

***     Resigned as chief executive officer, chief financial officer and principal accounting officer on January 4, 2008.

We have no “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” or “Post Employment Payments” to report.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 18,423,309 shares of common stock issued and outstanding as of April 14, 2009 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Michael James Gobuty 73200 El Paseo, Suite 2H Palm Desert, California 92260	Common	0	0
Nelson Skalbania* 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	300,000	14.4
Regal RV Resorts, Inc.** 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	1,350,000	7.3
Bay Cove Capital Corp.* 7371 Brandywine Place Vancouver, British Columbia V5S 3Z7	Common	1,314,954	7.1
Central Shipping Investment, Inc. 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	1,410,000	7.7
Officer and Directors as a Group (1)	Common	0	0%

*     Nelson Skalbania is the beneficial owner of 2,964,954 shares held in his own name, Regal RV Resorts, Inc., and Bay Cove Capital Corp.

**     Regal RV Resorts, Inc. holds 1,150,000 warrants to purchase 1,150,000 shares at $0.40 cents.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company owed Regal RV Resorts, Inc. $376,521 at December 31, 2008 due on demand consisting of loans and amounts due under a consulting agreement dated December 1, 2005, as amended of which $175,000 bears no interest while $201,521 bears interest at 6% per annum. The accrued interest owing on the interest bearing amount at December 31, 2008 was $27,738. Nelson Skalbania is a former officer and director of the Company. He is in addition an affiliate owner of more than 10% of the Company’s common stock as a principal of Regal RV Resorts, Inc. and Bay Cove Capital Corp.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Williams & Webster, P.S., provided audit services in connection with its annual report for the fiscal years ended December 31, 2008 and 2007. The aggregate of fees billed by Williams & Webster for the audit of the Company’s financial statements was $34,500 in 2008 and $33,681 in 2007.

Audit Related Fees

Williams & Webster, P.S., billed to the Company no fees in 2008 or 2007 for professional services that are reasonably related to the audit of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Williams & Webster, P.S., billed to the Company no fees in 2008 or 2007 for professional services rendered in connection with the preparation of the Company's tax return for the period.

All Other Fees

Williams & Webster, P.S., billed to the Company no fees in 2008 or 2007 for professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Williams & Webster, P.S. were pre-approved by the Company’s board of directors. Williams & Webster, P.S. performed all work only with their permanent full time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-22, and are included as part of this Form 10-K:

     Financial Statements of The Company for the years ended December 31, 2008 and 2007:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statements of Stockholders’ Deficit
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 30 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Limited	Date
/s/ Michael James Gobuty By: Michael James Gobuty Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Michael James Gobuty Michael James Gobuty Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2009

EXHIBITS

Exhibit     Description

3(i) *      Articles of Incorporation (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999).

3(ii) *      By-laws (incorporated herein by reference to the Company’s Form 10-SB filed with the Commission on January 28, 1999).

10(i) *          Acquisition Agreement with D2Fusion Inc., dated August 18, 2005 (incorporated by reference to the Company’s Form 8-K filed with the Commission on August 19, 2005).

10(ii) *     Consulting Agreement with Bay Cove Capital Corp. dated December 1, 2005 (incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 21, 2007).

10(iii) *     Securities Exchange Agreement and Plan of Exchange with Planktos Corp. (formerly Diatom Corporation) dated January 12, 2007 (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 19, 2007).

10(iv) *     Amendment to Consulting Agreement with Bay Cove Capital Corp. and Regal RV Resorts, Inc. dated May 1, 2007(incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 21, 2007).

10(v) *     Securities Exchange Agreement and Plan of Exchange with Enwin Resources, Inc. dated May 31, 2007 (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 4, 2007).

10(vi) *     Release and Settlement Agreement with Russ George dated February 22, 2008 (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 21, 2008).

10(vii) *          Purchase Agreement with Maidon Services Limited dated November 12, 2008 (incorporated by reference to the Company’s Form 8-K filed with the Commission on December 17, 2008).

14 *          Code of Ethics adopted March 30, 2004 (incorporated herein by reference to Form 10-KSB dated April 1, 2004).

21           Subsidiaries (attached).

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

22