Form 10-Q
period 2009-03-31
SOLAR ENERGY LTD
filed 2009-05-20
CIK 1058322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

At May 20, 2009 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 18,423,309.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	4
Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2009 and March 31, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and March 31, 2008 and the period from inception	6
Condensed Notes to Condensed Consolidated Financial Statements	8
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	19
ITEM 4T. Controls and Procedures	20

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	20
ITEM 1A. Risk Factors	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3. Defaults upon Senior Securities	23
ITEM 4. Submission of Matters to a Vote of Securities Holders	23
ITEM 5. Other Information	24
ITEM 6. Exhibits	24
Signatures	25
Index to Exhibits	26

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

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,754	$13,853
Other receivable	37,833	37,833

TOTAL CURRENT ASSETS	40,587	51,686

TOTAL ASSETS	$40,587	$51,686

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$100,355	$96,934
Accrued interest - related party	30,719	27,738
Advances payable	444,650	439,842
Note payable to related party	376,521	376,521
Debenture payable, net of discount	100,000	100,000
Accrued interest	29,184	26,008
TOTAL CURRENT LIABILITIES	1,081,429	1,067,043

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001
par value, 18,423,309 issued and outstanding	1,842	1,842
Additional paid-in capital	13,961,491	13,961,491
Accumulated deficit during development stage	(15,004,175)	(14,978,690)
TOTAL STOCKHOLDERS' DEFICIT	(1,040,842)	(1,015,357)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,587	$51,686

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			(January 5,
			1994)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

EXPENSES
General and administrative	14,519	176,745	6,235,427
Research and development	-	-	2,671,638
Impairment of patents	-	2,012	39,648
Impairment of goodwill	-	-	14,118
TOTAL EXPENSES	14,519	178,757	8,960,831

LOSS FROM OPERATIONS	(14,519)	(178,757)	(8,960,831)

OTHER INCOME (EXPENSES)
Other income	-	22,600	349,886
Financing costs	-	-	(1,477,800)
Gain (loss) on investments	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	(10,867)
Gain (loss) on derivative instrument	-	-	29,551
Gain on forgiveness of debt	-	-	172,227
Interest income (expense), net	(10,966)	-	(123,748)
Amortization of discount on debenture payable	-	(19,545)	(29,551)
Gain (loss) on sale of subsidiary	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	(10,966)	3,055	(952,391)

LOSS FROM CONTINUING OPERATIONS	(25,485)	(175,702)	(9,913,222)

DISCONTINUED OPERATIONS
Gain (Loss) on discontinued operations	-	(118,879)	(5,090,953)

NET INCOME (LOSS)	$(25,485)	$(294,581)	$(15,004,175)

NET INCOME (LOSS) PER COMMON SHARE,
CONTINUING OPERATIONS, BASIC AND DILUTED $	(0.00)	$(0.01)
NET INCOME (LOSS) PER COMMON SHARE, DIS-
CONTINUED OPERATIONS, BASIC AND DILUTED $	0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	18,423,309	21,923,309

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 5,
			1994)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,485)	$(175,702)	$(9,913,222)
Adjustments to reconcile net loss to net cash used in operating activities:
(Net of Acquisition/Sale)
Amortization and depreciation	-	-	212,809
Amortization on discount of debentures	-	18,739	29,551
Bad debt	-	-	250,000
Stock issued for services	-	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	-	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Loss on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	1,477,800
Impairment of goodwill	-	-	14,118
Minority interest	-	-	(123,856)
(Increase) decrease in:
Other receivable	-	-	(37,794)
Deposits	-	-	(24,883)
Prepaid expenses	-	(1,496)	22,500
Increase (decrease) in:
Accounts payable and bank overdraft	3,421	(118,620)	331,995
Accrued expenses and other current liabilities	10,965	222	282,842
Deferred revenues	-	-	250,000
Minority interest	-	-	66,120
Net cash used by continuing operating activities	(11,099)	(276,857)	(5,985,277)
Net cash provided (used) by discontinued operating activities	-	(331,318)	(3,025,696)
Net cash provided (used) by operating activities	(11,099)	(608,175)	(9,010,973)

Continued on following page.

Continued from previous page.
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired from subsidiary	-	-	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to Renewable Energy Corporation and Sunspring, Inc.	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash paid for property & equipment	-	-	(868,572)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Discontinued operations	-	1,000,000	1,000,749
Net cash provided by investing activities	-	1,000,000	3,040,494

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	-	-	3,917,469
Cash received from related party notes payable and advances	-	-	1,690,343
Cash repaid to related party notes payable and advances	-	(184,138)	(290,500)
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Discontinued operations	-	-	(100,000)
Net cash provided by financing activities	-	(184,138)	5,973,233

NET INCREASE (DECREASE) IN CASH	(11,099)	207,687	2,754

CASH, BEGINNING OF PERIOD	13,853	67,355	-

CASH, END OF PERIOD	$2,754	$275,042	$2,754

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

March 31, 2009

NOTE 1 – DESCRIPTION AND HISTORY OF BUSINESS AND BASIS OF PRESENTATION

Solar Energy Limited (the “Company”) is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

The Company was originally incorporated as Taurus Enterprises, Inc. under the laws the State of Delaware on January 5, 1994. In August of 1996, the Company merged with Salvage World, Inc., a private company, changed its name to “Salvage World, Inc.” and reincorporated in the state of Nevada. On December 17, 1997, the Company merged with Solar Energy Limited a Delaware corporation organized on July 24, 1997, and changed the name to “Solar Energy Limited.” The surviving corporation is a Delaware corporation and the authorized shares were changed to 50,000,000 par value $0.0001.

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

March 31, 2009

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

During the year ended December 31, 2006, the Company issued a debenture for a total of $100,000. The debenture included provisions for the conversion of the debt and interest into shares of the Company’s common stock or into CO2 Tonnes to be generated by Planktos, Inc. Since Planktos, Inc. has discontinued operations, the conversion into CO2 Tonnes is no longer available and the debenture is accounted for as a promissory note with fixed interest. See Note 7.

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

March 31, 2009

NOTE 2 – Summary of Significant Accounting Policies - Continued

Earnings (Loss) Per Share - Continued

As of March 31, 2009, the Company had outstanding common stock options of 500,000 and common stock warrants of 1,250,000. The above common stock equivalents were deemed to be antidilutive for the Company during the three months ended March 31, 2009.

As of December 31, 2008, the Company had outstanding common stock options of 500,000 and common stock warrants of 1,250,000. The above common stock equivalents were deemed to be antidilutive for the Company’s year end of December 31, 2008.

Fair Value Measurements

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009 and December 31, 2008.

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

Level 1:     Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company has no Level 1 assets or liabilities; and

Level 2:     Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. The Company has no Level 2 assets or liabilities; and

Level 3:     Pricing inputs that are generally unobservable inputs and not corroborated by market data which require the reporting entity to develop its own assumptions. The Company has no Level 3 assets or liabilities.

Going Concern

As of March 31, 2009, the Company had negative working capital of $1,040,842 and an accumulated deficit of $15,004,175. The Company is currently seeking out a new business opportunity that might, if successful, mitigate those factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

March 31, 2009

NOTE 2 – Summary of Significant Accounting Policies - Continued

Principles of Consolidation

The March 31, 2009 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro; Sunspring; REEL; and D2 Fusion, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

On November 13, 2008, the Company sold its 45,000,000 restricted shares of Planktos Corp. to Maidon Services Limited for $200,000 of which $125,000 in cash was received on closing and $75,000 was due within fourteen months with an option to convert into Planktos Corp. shares at $0.25 per share. These financial statements include the losses from January 1, 2008 to November 12, 2008 of Planktos Corp. and its wholly owned subsidiary, Planktos Inc.

Provision for Taxes

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.

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

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

March 31, 2009

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash, no revenues, and an accumulated deficit since the inception of $15,004,175. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing its project; and (4) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – Stockholders’ Equity Transactions

There were no transactions for the three months ended March 31, 2009.

NOTE 5 – Notes Payable - Related Party

The loan from Regal RV Resorts, Inc., a shareholder, as of December 31, 2008 was $376,521 of which $175,000 is uncollateralized and bears no interest while $201,521 of the loan is uncollateralized and bears 6% per annum and is due upon demand. The accrued interest owing on this loan at March 31, 2009 and December 31, 2008 was $30,719 and $27,738, respectively.

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

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. During 2008, this discount was amortized by $18,739 to the full discounted derivative portion of $29,551 when Planktos Inc. discontinued operations. As of March 31, 2009, the Company owed $100,000 in principal and accrued interest of $29,184.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

March 31, 2009

NOTE 7 – STOCK OPTIONS AND WARRANTS

The Company did not issue any new stock options or share purchase warrants during the three months ended March 31, 2009.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2007, the Company’s former minority owned subsidiary Planktos Corp.’s wholly owned subsidiary, Planktos Inc., suspended its Iron-Fertilization Prove-Out operations, and initiated negotiations for the sale of the related assets.  Accordingly, this business component has been presented as discontinued operations within the consolidated financial statements in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13.

As of March 31, 2009 a cumulative loss of $5,090,953 has been recognized as a loss in discontinued operations.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month periods ended March 31, 2009.

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

The Company’s plan of operation over the next twelve months will require a minimum of $100,000 to identify a suitable business opportunity for development through merger or acquisition. Should the Company decide to develop a business opportunity through merger or acquisition, our funding requirements will change. We will also require up to $1,000,000 to satisfy current amounts payable. Financing to meet these cash requirements is not currently available.

Results of Operations

During the three month period ended March 31, 2009, the Company was focused on (i) pursuing financing commitments for its plan of operation, (ii) continuing the search for a business opportunity to develop through merger or acquisition, and (iii) satisfying continuous public disclosure requirements.

The Company has not generated any revenues from inception and has discontinued operations. Since we have no current ability to generate revenue, we expect to incur losses for the foreseeable future.

Net Losses

For the period from January 5, 1994 (inception) to March 31, 2009 the Company recorded a net loss of $15,004,175. Net losses for the three months ended March 31, 2009 were $25,485 as compared to $294,581 for the three months ended March 31, 2008. The decrease in net losses over the comparative three month periods can be attributed to the fall in general and administrative expenses as the result of our discontinuation of operations related to “iron fertilization” and “cold fusion”. We expect to continue to incur net losses over the next twelve months as we seek out another business opportunity for development through merger or acquisition.

Capital Expenditures

During 2007 Planktos Corp., formerly a majority owned subsidiary of the Company, purchased a research vessel for $800,000 which vessel was sold during 2008 for $1,000,000. Otherwise, the Company has expended no significant amount on capital expenditures for the period from inception to March 31, 2009.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that could offset future operating profits.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity. We have been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. All of our projects have been experimental in nature and virtually all of the financing raised to date has been either allocated for or related to general and administrative or research and the development activities.

The Company had a working capital deficit of $1,040,842 as of March 31, 2009, up from $1,015,357 as of December 31, 2008. As of March 31, 2009 our current and total assets were $40,587, consisting of cash in the amount of $2,754 and a receivable related to the sale of our interest in Planktos Corp. Our current liabilities totaled $1,081,429, which included a note payable to a related party of $376,521, advances payable of $444,650, and accounts payable with accrued expenses of $100,355. Net stockholders' deficit in the Company was $1,040,842 as of March 31, 2009, up from $1,015,357 at December 31, 2008.

Cash flow used in operating activities was $9,010,973 for the period from inception to March 31, 2009. Cash flow used in operating activities for the three months ended March 31, 2009 was $11,099 as compared to $608,175 for the three months ended March 31, 2008. The decrease in cash flow used in operating activities in the current period was due primarily to the decrease in cash flow used in operating activities and the decrease in cash flow used by discontinued operating activities over the comparative periods.

Cash flow provided by investing activities was $3,040,494 for the period from inception to March 31, 2009. Cash flow provided by investing activities for the three months ended March 31, 2009 was $0 as compared to cash flow provided by investing activities of $1,000,000 for the three months ended March 31, 2008. Cash flows provided by investing activities in the prior period can be attributed to the sale of the research vessel formerly owned by Planktos Corp.

Cash flow provided by financing activities was $5,973,233 for the period from inception to March 31, 2009. Cash used in financing activities for the three months ended March 31, 2009 was $0 as compared to cash used in financing activities of $184,138 for the three months ended March 31, 2008. Cash flow used in financing activities in the prior period can be attributed to the repayment of related party loans and advances.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve months and we will have to seek additional debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding has had a material adverse affect on our plan of operation and will continue to diminish our ongoing businesses.

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

Off Balance Sheet Arrangements

As of March 31, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $14,978,690 as of December 31, 2008. Our accumulated deficit increased to $15,004,175 as of March 31, 2009. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) generating revenues from the development of a business opportunity through acquisition or merger; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

  •      general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Stock-Based Compensation

We have adopted Financial Accounting Standards Board (“FASB”) No. 123 (revised 2004) (Statements of Financial Accounting Standards (“SFAS”) No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Recent Accounting Pronouncements

In November 2008, the FASB issued EITF No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-07 applies to all acquired intangible assets in which the acquirer does not intend to actively use the assets but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transmission period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May, 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS 163 will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS 163. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

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

The adoption of SFAS 162 will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the FSAB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is intended to enhance the current disclosure framework in Statement 133. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, SFAS 161 requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of SFAS 161 will have no material effect on the Company’s financial condition or results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the Company’s Business

The Company’s ability to continue as a going concern is in question

The Company’s auditors included an explanatory statement in Note 2 of their report of financial statements for the years ended December 31, 2008 and 2007, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a lack of revenue generating activities in place and losses since inception.

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit of $15,004,175 at March 31, 2009. The Company has never realized revenue from operations. We expect to continue to incur operating losses as we seek ways to identify additional business opportunities while maintaining operations and satisfying public disclosure obligations. Should we be unable to transition current losses to future profits by developing or acquiring a revenue producing business, our ability to maintain operations will be severely compromised.

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

Solar Energy Limited                              Date

/s/ Michael James Gobuty                         Date: May 20, 2009

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

21 *          Subsidiaries (incorporated herein by reference to Form 10-K dated April 15, 2009).

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