Form 10-Q
period 2009-06-30
SOLAR ENERGY LTD
filed 2009-08-18
CIK 1058322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

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

At August 17, 2009 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 18,423,309.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	4
Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and June 30, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and June 30, 2008 and the period from inception	6
Condensed Notes to Consolidated Financial Statements	8
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	19
ITEM 4T. Controls and Procedures	20

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	20
ITEM 1A. Risk Factors	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3. Defaults upon Senior Securities	23
ITEM 4. Submission of Matters to a Vote of Securities Holders	23
ITEM 5. Other Information	24
ITEM 6. Exhibits	24
Signatures	25
Index to Exhibits	26

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

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$180	$13,853
Other receivable	37,833	37,833
TOTAL CURRENT ASSETS	38,013	51,686

TOTAL ASSETS	$38,013	$51,686

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$117,270	$96,934
Accrued interest - related party	33,733	27,738
Advances payable	449,512	439,842
Note payable to related party	385,907	376,521
Debenture payable, net of discount	100,000	100,000
Accrued interest	32,441	26,008
TOTAL CURRENT LIABILITIES	1,118,863	1,067,043

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par value, 18,423,309 issued and outstanding	1,842	1,842
Additional paid-in capital	13,961,491	13,961,491
Accumulated deficit during development stage	(15,044,183)	(14,978,690)
TOTAL STOCKHOLDERS' DEFICIT	(1,080,850)	(1,015,357)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,013	$51,686

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
					From Inception
					(January 5,
					1994)
	Three Months Ended		Six Months Ended		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-	$-
EXPENSES
General and administrative	28,875	153,046	43,394	311,052	6,264,302
Research and development	-	-	-	2,012	2,671,638
Impairment of patents	-	-	-	-	39,648
Impairment of goodwill	-	-	-	-	14,118
TOTAL EXPENSES	28,875	153,046	43,394	313,064	8,989,706
LOSS FROM OPERATIONS	(28,875)	(153,046)	(43,394)	(313,064)	(8,989,706)
OTHER INCOME (EXPENSES)
Other income	-	1,085	-	23,685	349,886
Financing costs	-	-	-	-	(1,477,800)
Gain (loss) on investments	-	-	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	-	-	(10,867)
Gain (loss) on derivative instrument	-	-	-	-	29,551
Gain on forgiveness of debt	-	-	-	-	172,227
Interest income (expense), net	(11,133)	(11,399)	(22,099)	(30,944)	(134,881)
Amortization of discount on debenture payable	-	-	-	(18,739)	(29,551)
Gain (loss) on sale of subsidiary	-	-	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	(11,133)	(10,314)	(22,099)	(25,998)	(963,524)
LOSS FROM CONTINUING OPERATIONS	(40,008)	(163,360)	(65,493)	(339,062)	(9,953,230)
DISCONTINUED OPERATIONS
Gain (loss) on discontinued operations	-	(32,682)	-	(151,561)	(5,090,953)
NET INCOME (LOSS)	$(40,008)	$(196,042)	$(65,493)	$(490,623)	$(15,044,183)
NET INCOME (LOSS) PER COMMON SHARE,
CONTINUING OPERATIONS, BASIC AND DILUTED	(0.00)	$(0.01)	(0.00)	$(0.02)
NET INCOME (LOSS) PER COMMON SHARE, DISCONTINUED
OPERATIONS, BASIC AND DILUTED	0.00	(0.00)	0.00	(0.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	18,423,309	18,846,386	18,423,309	20,384,847

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception
			(January 5,
			1994)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,493)	$(339,062)	$(9,953,230)
Adjustments to reconcile net loss to net cash used in operating activities:
(Net of Acquisition/Sale)
Amortization and depreciation	-	-	212,809
Amortization on discount of debentures	-	18,739	29,551
Bad debt	-	-	250,000
Stock issued for services	-	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	-	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Loss on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	1,477,800
Impairment of goodwill	-	-	14,118
Minority interest	-	-	(123,856)
(Increase) decrease in:
Other receivable	-	-	(37,794)
Deposits	-	4,720	(24,883)
Prepaid expenses	-	(1,071)	22,500
Increase (decrease) in:
Accounts payable	20,336	(108,797)	348,910
Accrued expenses and other current liabilities	22,098	6,891	293,975
Deferred revenues	-	-	250,000
Minority interest	-	-	66,120
Net cash used by continuing operating activities	(23,059)	(418,580)	(5,997,237)
Net cash provided (used) by discontinued operating activities	-	(364,000)	(3,025,696)
Net cash provided (used) by operating activities	(23,059)	(782,580)	(9,022,933)

Continued on following page.

SOLAR ENERGY LIMITED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception
			(January 5,
			1994)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2009	2008	2009
Continued from previous page	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired from subsidiary	-	-	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to Renewable Energy Corporation and Sunspring, Inc.	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash paid for property and equipment	-	-	(868,572)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Discontinued operations	-	1,000,000	1,000,749
Net cash provided by investing activities	-	1,000,000	3,040,494
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issued stock for cash	-	-	3,917,469
Cash received from related party notes payable and advances	9,386	-	1,699,729
Cash repaid to related party notes payable and advances	-	(194,277)	(290,5000
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Discontinued operations	-	-	(100,000)
Net cash provided by financing activities	9,386	(194,277)	5,982,619

NET INCREASE (DECREASE) IN CASH	(13,673)	23,143	180

CASH, BEGINNING OF PERIOD	13,853	67,355	-

CASH, END OF PERIOD	$180	$90,498	$180

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

June 30, 2009

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

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

June 30, 2009

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

During the year ended December 31, 2006, the Company issued a debenture for a total of $100,000. The debenture included provisions for the conversion of the debt and interest into shares of the Company’s common stock or into CO2 Tonnes. Since Planktos Corp. had suspended its operations, the conversion into CO2 Tonnes is no longer available and the debenture is accounted for as a promissory note with fixed interest. See Note 6.

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

June 30, 2009

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

As of June 30, 2009, the Company had outstanding common stock options of 500,000 and common stock warrants of 100,000. The above common stock equivalents were deemed to be antidilutive for the Company during the six months ended June 30, 2009.

As of December 31, 2008, the Company had outstanding common stock options of 500,000 and common stock warrants of 1,250,000. The above common stock equivalents were deemed to be antidilutive for the Company’s year end of December 31, 2008.

Fair Value Measurements

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2009 and December 31, 2008.

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

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

June 30, 2009

NOTE 2 – Summary of Significant Accounting Policies - Continued

Going Concern

As of June 30, 2009, the Company had a negative working capital of $1,080,850 and an accumulated deficit of $15,044,183. The Company is currently seeking out a new business opportunity that might, if successful, mitigate those factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation

The June 30, 2009 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro; Sunspring; REEL; and D2 Fusion, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

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

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

June 30, 2009

NOTE 2 – Summary of Significant Accounting Policies – Continued

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

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

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

June 30, 2009

NOTE 3 – Stockholders’ Equity Transactions

There were no transactions for the six months ended June 30, 2009.

NOTE 4 – Notes Payable - Related Party

The loan from Regal RV Resorts, Inc., a shareholder, as of December 31, 2008 was $376,521 of which $175,000 is uncollateralized and bears no interest while $201,521 of the loan is uncollateralized and bears 6% per annum and is due upon demand. During the six months ended June 30, 2009, Regal loaned the Company an additional $9,386. The accrued interest owing on this loan at June 30, 2009 and December 31, 2008 was $33,733 and $27,738, respectively.

NOTE 5 – Debenture Payable

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

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. During 2008, this discount was amortized by $18,739 to the full discounted derivative portion of $29,551 when Planktos Inc. discontinued operations. As of June 30, 2009, the Company owed $100,000 in principal and accrued interest of $32,441.

NOTE 6 – STOCK OPTIONS AND WARRANTS

A summary of the Company’s warrants at June 30, 2009 and December 31, 2008 and the changes for 2009 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2008	1,250,000	0.40	0.37
Issued	-	-	-
Expired	(1,150,000)	(0.40)	-

Balance June 30, 2009	100,000	$ 0.40	0.25 years

The Company did not issue any new stock options during the six months ended June 30, 2009.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Consolidated Financial Statements

June 30, 2009

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 17, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2009.

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

The Company’s plan of operation over the next twelve months will require a minimum of $100,000 to identify a suitable business opportunity for development, merger or acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction. Once the Company has determined to move forward with a specific business opportunity its funding requirements will most certainly change. The Company is currently without sufficient capital to maintain operations and relies on shareholders to satisfy minimal operational expenses.

Results of Operations

During the six month period ended June 30, 2009, the Company was focused on (i) pursuing financing commitments for its plan of operation, (ii) continuing the search for a business opportunity for development, merger or acquisition, and (iii) satisfying continuous public disclosure requirements.

The Company has not generated any revenues from inception and has discontinued operations. Since we have no current ability to generate revenue, we expect to incur losses for the foreseeable future.

Net Losses

For the period from January 5, 1994 (inception) to June 30, 2009 the Company recorded a net loss of $15,044,183. Net losses for the six months ended June 30, 2009 were $65,493 as compared to $490,623 for the six months ended June 30, 2008. The decrease in net losses over the comparative six month periods can be attributed to the fall in general and administrative expenses as the result of our discontinuation of operations related to “iron fertilization” and “cold fusion”. We expect to continue to incur net losses over the next twelve months as we seek out another business opportunity for development, merger or acquisition.

Capital Expenditures

The Company has expended no significant amounts on capital expenditures for the period from inception to June 30, 2009 except for an expenditure of approximately $800,000 on a research vessel in 2007 that has since been sold.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that could offset future operating profits.

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

The Company had a working capital deficit of $1,080,850 as of June 30, 2009. Our total assets were $38,013, consisting of cash in the amount of $180 and a receivable related to the sale of our interest in Planktos Corp of $37,833. Our total liabilities as of June 30, 2009 totaled $1,118,863, which included a note payable to a related party of $385,907, advances payable of $449,512, and accounts payable with accrued expenses of $117,270. Net stockholders' deficit in the Company was $1,080,850 as of June 30, 2009.

Cash flow used in operating activities was $9,022,933 for the period from inception to June 30, 2009. Cash flow used in operating activities for the six months ended June 30, 2009 was $23,059 as compared to $782,580 for the six months ended June 30, 2008. The decrease in cash flow used in operating activities in the current period was due primarily to the decrease in net losses in combination with increases in accounts payable and accrued expenses.

Cash flow provided by investing activities was $3,040,494 for the period from inception to June 30, 2009. Cash flow provided by investing activities for the six months ended June 30, 2009 was $0 as compared to cash flow provided by investing activities of $1,000,000 for the six months ended June 30, 2008. Cash flows provided by investing activities in the prior period can be attributed to the sale of a research vessel.

Cash flow provided by financing activities was $5,982,619 for the period from inception to June 30, 2009. Cash provided by financing activities for the six months ended June 30, 2009 was $9,386 as compared to cash used in financing activities of $194,277 for the six months ended June 30, 2008. Cash flow provided by financing activities in the current six month period can be attributed to related party loans and advances.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve months and we will have to seek additional debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding has had a material adverse affect on our plan of operation and will continue to diminish our efforts.

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

Off Balance Sheet Arrangements

As of June 30, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditor’s expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $14,978,690 as of December 31, 2008. Our accumulated deficit increased to $15,044,183 as of June 30, 2009. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) generating revenues from the development of a business opportunity through acquisition or merger; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit of $15,044,183 at June 30, 2009. The Company has never realized revenue from operations. We expect to continue to incur operating losses as we seek ways to identify additional business opportunities while maintaining operations and satisfying public disclosure obligations. Should we be unable to transition current losses to future profits by developing or acquiring a revenue producing business, our ability to maintain operations will be severely compromised.

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

Solar Energy Limited                              Date

/s/ Michael James Gobuty                         Date: August 18, 2009

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