Form 10-Q
period 2009-09-30
SOLAR ENERGY LTD
filed 2009-11-16
CIK 1058322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

At November 13, 2009 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 18,423,309.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	4
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and September 30, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months periods ended September 30, 2009 and September 30, 2008 and the period from inception	6
Condensed Notes to Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	19
ITEM 4T. Controls and Procedures	19

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	20
ITEM 1A. Risk Factors	20
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3. Defaults upon Senior Securities	23
ITEM 4. Submission of Matters to a Vote of Securities Holders	23
ITEM 5. Other Information	23
ITEM 6. Exhibits	23
Signatures	24
Index to Exhibits	25

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

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$305	$13,853
Deposits	2,000	-
Other receivable	37,833	37,833

TOTAL CURRENT ASSETS	40,138	51,686

TOTAL ASSETS	$40,138	$51,686

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$117,152	$96,934
Accrued interest - related party	36,923	27,738
Advances payable	454,427	439,842
Note payable to related party	408,426	376,521
Debenture payable, net of discount	100,000	100,000
Accrued interest	34,657	26,008
TOTAL CURRENT LIABILITIES	1,151,585	1,067,043

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001
par value, 18,423,309 issued and outstanding	1,842	1,842
Additional paid-in capital	13,961,491	13,961,491
Accumulated deficit during development stage	(15,074,780)	(14,978,690)
TOTAL STOCKHOLDERS' DEFICIT	(1,111,447)	(1,015,357)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,138	$51,686

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
					From Inception
					(January 5,
	Three Months Ended		Nine Months Ended		1994) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-	$-
EXPENSES
General and administrative	20,276	74,862	63,670	385,914	6,284,578
Research and development	-	-	-	2,012	2,671,638
Impairment of patents	-	-	-	-	39,648
Impairment of goodwill	-	-	-	-	14,118
TOTAL EXPENSES	20,276	74,862	63,670	387,926	9,009,982
LOSS FROM OPERATIONS	(20,276)	(74,862)	(63,670)	(387,926)	(9,009,982)
OTHER INCOME (EXPENSES)
Other income	-	-	-	23,685	349,886
Financing costs	-	-	-	-	(1,477,800)
Gain (loss) on investments	-	-	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	-	-	(10,867)
Gain (loss) on derivative instrument	-	-	-	-	29,551
Gain on forgiveness of debt	-	-	-	-	172,227
Interest income (expense), net	(10,321)	(11,466)	(32,420)	(42,410)	(145,202)
Amortization of discount on debenture payable	-	-	-	(18,739)	(29,551)
Gain (loss) on sale of subsidiary	-	-	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	(10,321)	(11,466)	(32,420)	(37,464)	(973,845)
LOSS FROM CONTINUING OPERATIONS	(30,597)	(86,328)	(96,090)	(425,390)	(9,983,827)
DISCONTINUED OPERATIONS
Gain (Loss) on discontinued operations	-	1,062	-	(144,911)	(5,090,953)
NET INCOME (LOSS)	$(30,597)	$(85,266)	$(96,090)	$(570,301)	$(15,074,780)
NET INCOME (LOSS) PER COMMON SHARE,
CONTINUING OPS, BASIC & DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.02)
NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPS, BASIC & DILUTED $	0.00	$0.00	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC & DILUTED	18,423,309	18,846,386	18,423,309	19,726,229

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception
			(January 5,
	Nine Months Ended		1994) through
	September 30,	September 30,	September 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,090)	$(425,390)	$(9,983,827)
Adjustments to reconcile net loss to net cash used in operating activities: (Net of Acquisition/Sale)
Amortization and depreciation	-	18,739	242,360
Bad debt	-	-	250,000
Stock issued for services	-	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	-	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	(109,844)
Gain on investments	-	-	(17,199)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents and goodwill	-	-	53,766
Financing costs	-	-	1,477,800
Minority interest	-	-	(123,856)
(Increase) decrease in:
Other receivable	-	-	(37,794)
Deposits	(2,000)	4,720	(26,883)
Prepaid expenses	-	-	22,500
Increase (decrease) in:
Accounts payable	20,218	(112,575)	348,792
Accrued expenses and other current liabilities	32,419	13,449	304,296
Deferred revenues	-	-	250,000
Minority interest	-	-	66,120
Net cash used by continuing operating activities	(45,453)	(501,057)	(6,019,631)
Net cash provided (used) by discontinued operating activities	-	(362,938)	(3,025,696)
Net cash provided (used) by operating activities	(45,453)	(863,995)	(9,045,327)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from subsidiary	-	-	3,291,472
Cash paid for patent costs	-	-	(106,318)
Cash paid for property & equipment	-	-	(868,572)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Discontinued operations	-	1,000,000	1,000,749
Net cash provided by investing activities	-	1,000,000	3,040,494
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	-	-	3,917,469
Cash received from related party notes payable and advances	31,905	-	1,722,248
Cash repaid to related party notes payable and advances	-	(123,362)	(290,500)
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Discontinued operations	-	-	(100,000)
Net cash provided by financing activities	31,905	(123,362)	6,005,138
NET INCREASE (DECREASE) IN CASH	(13,548)	12,643	305
CASH, BEGINNING OF PERIOD	13,853	67,355	-
CASH, END OF PERIOD	$305	$79,998	$305
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2009

NOTE 1 – DESCRIPTION AND HISTORY OF BUSINESS AND BASIS OF PRESENTATION

Solar Energy Limited (the “Company”) is a development stage company that is currently focusing its attention on raising capital in order to pursue its goals.

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

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

September 30, 2009

NOTE 2 – Summary of Significant Accounting Policies - continued

Derivative Instruments

ASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) requires businesses to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet, which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

The Company issued convertible debt and accounts for that debt according to ASC 815. Consequently, management recognizes its convertible debt contract as containing a derivative instrument and accounts for the derivative according to generally accepted accounting principles in the U.S.

During the year ended December 31, 2006, the Company issued a debenture for a total of $100,000. The debenture included provisions for the conversion of the debt and interest into shares of the Company’s common stock or into CO2 tonnes eliminated by the operations of the Company’s former subsidiary, Planktos Corp. Since Planktos Corp. has suspended operations (and the Company subsequently sold Planktos Corp., see Principles of Consolidation, Note 2) the conversion into CO2 tonnes is no longer available and the debenture is accounted for as a promissory note with fixed interest. See Note 6.

Development Stage Activities

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915 "Development Stage Entities", which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7").

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the ASC 260, “Earnings per Share” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”). Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the fiscal year 2008, diluted net loss per share was the same as basic net loss per share as the common stock equivalents outstanding were considered anti-dilutive. For the fiscal year 2008, the Company had a net loss from continuing operations and net income from discontinued operations, therefore earnings per share on a fully diluted basis to include common stock equivalents is disclosed.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2009

NOTE 2 – Summary of Significant Accounting Policies - continued

Earnings (Loss) Per Share - continued

As of September 30, 2009, the Company had outstanding common stock options of 500,000 and common stock warrants of 100,000. The above common stock equivalents were deemed to be antidilutive for the Company during the nine months ended September 30, 2009.

As of December 31, 2008, the Company had outstanding common stock options of 500,000 and common stock warrants of 1,250,000. The above common stock equivalents were deemed to be antidilutive for the Company’s year end of December 31, 2008.

Fair Value Measurements

FASB ASC 820 “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC 820 clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements.  The Company adopted the methods of fair value to value its financial assets and liabilities effective January 1, 2008 and, with respect to its non-financial assets and liabilities effective as of January 1, 2009, neither of which had a material impact on the Company’s financial statements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  ASC 820 establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, described below:

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

September 30, 2009

NOTE 2 – Summary of Significant Accounting Policies - continued

Principles of Consolidation

The September 30, 2009 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro-Air Technologies, Inc.; Sunspring, Inc.; Renewable Energy Limited, and; D2 Fusion, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

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

Provision for Taxes

The Company accounts for income taxes as outlined in the ASC 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2009.

Subsequent Events

On July 1, 2009, the Company adopted ASC 855, “Subsequent Events.” ASC 855 provides authoritative accounting and disclosure guidance for events occurring subsequent to the financial statement date. Prior to ASC 855, this subject was only addressed in the U.S. by existing auditing standards. The guidance in ASC 855 is similar to the existing guidance found in the auditing standards with some exceptions that are not intended to result in significant changes in the accounting and disclosure for subsequent events. For the Company’s unaudited condensed consolidated financial statements and related notes as of and for the three months and nine months ended September 30, 2009 contained in this Quarterly Report on Form 10-Q, the Company has evaluated subsequent events through November 15, 2009. This date is the issuance date of the financial statements and the date the Company’s Quarterly Report on Form 10-Q was electronically transmitted to the U.S. Securities and Exchange Commission.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2009

NOTE 2 – Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2009

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2009, the Company had a negative working capital of $1,111,447, limited cash, no revenues, and an accumulated deficit of $15,074,780. The Company is currently seeking out a new business opportunity that might, if successful, mitigate those factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 – Stockholders’ Equity Transactions

There were no transactions for the nine months ended September 30, 2009.

NOTE 5 – Notes Payable - Related Party

The loan from Regal RV Resorts, Inc., a shareholder, as of December 31, 2008 was $376,521 of which $175,000 is uncollateralized and bears no interest while $201,521 of the loan is uncollateralized and bears 6% per annum and is due upon demand. During the nine months ended September 30, 2009, Regal loaned the Company an additional $31,905. The accrued interest owing on this loan at September 30, 2009 and December 31, 2008 was $36,923 and $27,738, respectively.

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

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2009

NOTE 6 – Debenture Payable – Continued

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. During 2008, this discount was amortized by $18,739 to the full discounted derivative portion of $29,551 when Planktos Inc. discontinued operations. The loan matured on August 31, 2009 and was not repaid; as of September 30, 2009 the Company owed $100,000 in principal and accrued interest of $34,657.

NOTE 7 – STOCK OPTIONS AND WARRANTS

A summary of the Company’s warrants at September 30, 2009 and December 31, 2008 and the changes for 2009 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2008	1,250,000	0.40	0.37
Issued	-	-	-
Expired	(1,150,000)	(0.40)	-

Balance September 30, 2009	100,000	$ 0.40	0.00 years

The warrants outstanding as of September 30, 2009 expired in full on October 1, 2009.

The Company did not issue any new stock options during the nine months ended September 30, 2009.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2007, the Company’s former minority owned subsidiary Planktos Corp.’s wholly owned subsidiary, Planktos Inc., suspended its Iron-Fertilization Prove-Out operations, and initiated negotiations for the sale of the related assets.  Accordingly, this business component has been presented as discontinued operations within the consolidated financial statements in accordance with ASC 205 "Presentation of Financial Statements for Discontinued Operations" and ASC 360 "Impairment or Disposal of Long-Lived Assets ( Formerly FAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13). The gain on discontinued operations for the year ended December 31, 2008 includes Planktos Corp.’s loss from operations of $210,190 from January 1, 2008 to November 12, 2008, the recognition of a $212,439 gain from the sale of the Weatherbird II, D2 Fusion, Inc.’s loss from operations of $34,181, and a gain of $700,000 from the cancellation of 3,500,000 shares issued in exchange for Planktos, Inc. and D2 Fusion, Inc.

As of September 30, 2009 a cumulative loss of $5,090,953 has been recognized as a loss in discontinued operations.

NOTE 9 – SUBSEQUENT EVENTS

For the period ended September 30, 2009, there were no recognizable or non recognizable subsequent events.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2009.

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

Results of Operations

During the nine month period ended September 30, 2009, the Company was focused on (i) pursuing financing commitments for its plan of operation, (ii) continuing the search for a business opportunity for development, merger or acquisition, and (iii) satisfying continuous public disclosure requirements.
The Company has not generated any revenues from inception and has discontinued operations. Since we have no current ability to generate revenue, we expect to incur losses for the foreseeable future.

Net Losses

For the period from January 5, 1994 (inception) to September 30, 2009 the Company recorded a net loss of $15,074,780. Net losses for the nine months ended September 30, 2009 were $96,090 as compared to $570,301 for the nine months ended September 30, 2008. Net losses for the three months ended September 30, 2009 were $30,597 as compared to $85,266 for the three months ended September 30, 2008. The decrease in net losses over the comparative nine and three month periods can be attributed to the fall in general and administrative expenses as the result of our discontinuation of operations related to “iron fertilization” and “cold fusion”. We expect to continue to incur net losses over the next twelve months as we seek out another business opportunity for development, merger or acquisition.

Capital Expenditures

The Company has expended no significant amounts on capital expenditures for the period from inception to September 30, 2009 except for an expenditure of approximately $800,000 on a research vessel in 2007 that has since been sold.

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

The Company had a working capital deficit of $1,111,447 as of September 30, 2009. Our current and total assets were $40,138, consisting of cash in the amount of $305, deposits of $2,000 and a receivable related to the sale of our interest in Planktos Corp of $37,833. Our current and total liabilities as of September 30, 2009 totaled $1,151,585, which included a note payable to a related party of $408,426, advances payable of $454,427, and accounts payable with accrued expenses of $117,152. Net stockholders' deficit in the Company was $1,111,447 as of September 30, 2009.

Cash flow used in operating activities was $9,045,327 for the period from inception to September 30, 2009. Cash flow used in operating activities for the nine months ended September 30, 2009 was $45,453 as compared to $863,995 for the nine months ended September 30, 2008. The decrease in cash flow used in operating activities in the current period was due primarily to the decrease in net losses in combination with increases in accounts payable and accrued expenses.

Cash flow provided by investing activities was $3,040,494 for the period from inception to September 30, 2009. Cash flow provided by investing activities for the nine months ended September 30, 2009 was $0 as compared to cash flow provided by investing activities of $1,000,000 for the nine months ended September 30, 2008. Cash flows provided by investing activities in the prior period can be attributed to the sale of a research vessel.

Cash flow provided by financing activities was $6,005,138 for the period from inception to September 30, 2009. Cash provided by financing activities for the nine months ended September 30, 2009 was $31,905 as compared to cash used in financing activities of $123,362 for the nine months ended September 30, 2008. Cash flow provided by financing activities in the current nine month period can be attributed to related party loans and advances.

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

Off Balance Sheet Arrangements

As of September 30, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditor’s expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $14,978,690 as of December 31, 2008. Our accumulated deficit increased to $15,074,780 as of September 30, 2009. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) generating revenues from the development of a business opportunity through acquisition or merger; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

The Company has adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit of $15,074,780 at September 30, 2009. The Company has never realized revenue from operations. We expect to continue to incur operating losses as we seek ways to identify additional business opportunities while maintaining operations and satisfying public disclosure obligations. Should we be unable to transition current losses to future profits by developing or acquiring a revenue producing business, our ability to maintain operations will be severely compromised.

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

Solar Energy Limited                              Date

/s/ Michael James Gobuty                         Date: November 13, 2009

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