Form 10-K
period 2009-12-31
SOLAR ENERGY LTD
filed 2010-05-13
CIK 1058322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      ___ to      .

Commission file number: 001-14791

SOLAR ENERGY LIMITED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0418364 (I.R.S. Employer Identification No.)

73200 El Paseo, Suite 2H, Palm Desert, California, 92260

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (760) 773-1111

Securities registered under Section 12(b) of the Act: none.
Securities registered under Section 12(g) of the Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates (14,958,355 shares) was approximately $789,801 based on the average closing bid and asked prices ($0.0528) for the common stock on May 5, 2010.

At May 12, 2010 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 18,423,309.

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

Since reorganization the Company has focused on the development of cost-effective solutions for global issues related to water, energy and pollution. The primary thrust of that focus was initially in connection with the development of renewable energy sources such as solar energy. The Company believed that with the right technologies renewable energy could prospectively compete in price with traditional energy sources. Nevertheless, the Company was unable to realize any commercial application of such technologies.

In 2005 the Company redirected its focus to tackle carbon sequestration with a process designed to generate plankton blooms in the oceans as a means to resist global warming. At the same time the Company began the development of an application of “cold fusion” technologies as a potential source of unlimited energy. The Company abandoned carbon sequestration in 2007 and cold fusion development in 2008 following an inability to realize success in either of these processes.

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

On November 12, 2008 the Company sold its entire interest in Planktos Corp. to Maidon Services Limited in exchange for cash consideration of $200,000 of which $125,000 was paid with the remainder due currently in default.

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

The Company is currently without active operations.

Our principal place of business is located at 73200 El Paseo, Suite 2H, Palm Desert, California, 92260, and our telephone number is (760) 773-1111. Our registered statutory office is located at The Company Corporation, 2711 Centerville Road, Wilmington, Delaware, 19808.

The Company’s shares are quoted on the Over the Counter Bulletin Board under the symbol “SLRE”.

The Company

The Company’s plan for the coming year is to actively pursue development stage assets and emerging businesses with which to merge or acquire. We intend to function as a business incubator for assets and businesses that focus on (i) cost-effective renewable energy sources that do not threaten the environment, (ii) practical solutions to mitigate the effects of traditional energy sources’ unintended consequences concerning global climate change and (iii) revenue producing business activities. We will fund the process of driving emerging technologies towards commercial applications through debt or equity offerings tied to our common stock.

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

Prospective Acquisition

Peloton Mining Inc.

On April 7, 2010 the Company announced that it intends to acquire Peloton Mining, Inc. (“Peloton”) from a related party. Peloton’s main asset is the exploration and mining rights of 125 sq.km. alluvial property in SE Tanzania. The only other asset of Peloton is that it owns the former producing Churchill Copper property in Northern B.C. (Magnum Mine) subject to a long term option agreement. The Company intends to acquire Peloton through a share exchange and is in the process of raising three million $3,000,000 in working capital to place the first alluvial plant into operation. The $3,000,000 is expected to be a combination of debt and equity. The Company has not entered into a definitive share exchange agreement with Peloton as of the date of this current report.

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

Research and Development

The Company spent no amounts on research and development activities during the years ended December 31, 2009 and 2008. We cannot anticipate the amount of spending on research and development in the future; such level will depend upon on success in raising additional financing and our progress with ongoing development projects in relation to the nature of future businesses that we may incubate.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Governmental and Environmental Regulation

The Company cannot anticipate which government regulations it may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire will subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of the Company, the effects of any government regulation on the prospective business of the Company. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. Nonetheless, it is likely that the Company will be subject to climate change legislation and greenhouse gas regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States did not adopt the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. Finally, acts of Congress, particularly those such as the “American Clean Energy and Security Act of 2009” approved by the United States House of Representatives, as well as the decisions of lower courts, large numbers of states, and foreign governments could widely affect climate change regulation. Greenhouse gas legislation and regulation could have a material adverse effect on our future operations.

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

Risks Related to the Company’s Business

The Company’s ability to continue as a going concern is in question

The Company’s auditors included an explanatory statement in their report of financial statements for the years ended December 31, 2009 and 2008, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a lack of revenue generating activities in place and losses since inception.

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit of $15,127,193 at December 31, 2009. The Company has never realized revenue from operations. We expect to continue to incur operating losses as we seek ways to identify additional business opportunities while maintaining operations and satisfying public disclosure obligations. Should we be unable to transition current losses to future profits by developing or acquiring a revenue producing business, our ability to maintain operations will be severely compromised.

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

Risks Related to the Company’s Stock

The Company will need to raise additional capital to fund operations which could adversely affect our shareholders.

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

Our internal controls over financial reporting are not considered effective which conclusion may result in a loss of investor confidence in our reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we are unable to assert that our internal controls are effective, our investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 3.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Mary Ruth Ladd against the Company, Planktos Corp. (a former subsidiary) and certain individuals affiliated to the Company on October 3, 2007 in the Superior Court of the State of California, County of San Francisco in connection with allegations of discrimination and retaliation against a whistle blower, wrongful termination, fraud, breach of contract, wrongful business acts and intentionally causing injury in the workplace. The claim sought $58,280 in lost wages in addition to certain employee benefits and punitive damages. The Company retained counsel to respond to these allegations and denied any liability for these alleged causes of action. As of the date of this filing, the Company has obtained a commitment from plaintiff’s counsel to dismiss the case with prejudice, each party bearing its own costs and fees.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority (FINRA), under the symbol “SLRE”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each of the quarters listed below are as follows:

Year	Quarter Ending	High	Low
2009	December 31	$0.07	$0.04
	September 30	$0.08	$0.04
	June 30	$0.09	$0.04
	March 31	$0.10	$0.05
2008	December 31	$0.11	$0.04
	September 30	$0.20	$0.05
	June 30	$0.22	$0.08
	March 31	$0.23	$0.09

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of May 12, 2010, there were 437 shareholders of record holding a total of 18,423,309 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

The Company has no authorized shares of preferred stock

Warrants

As of May 12, 2010, the Company had no outstanding warrants to purchase shares of our common stock; 1,250,000 warrants expired during the year ended December 31, 2009.

Stock Options

As of May 12, 2010, the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Securities

As of May 12, 2010, the Company had no outstanding securities, other than options, convertible into shares of the Company’s stock.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31.

Discussion and Analysis

The Company’s plan of operation for the coming year is to actively pursue development stage assets and emerging businesses with which to merge or acquire. We intend to function as a business incubator for assets and businesses that focus on (i) cost-effective renewable energy sources that do not threaten the environment, (ii) practical solutions to mitigate the effects of traditional energy sources’ unintended consequences concerning global climate change and (iii) revenue producing business activities. We will fund the process of driving emerging technologies towards commercial applications through debt or equity offerings tied to our common stock.

On April 7, 2010 the Company announced its intention to acquire Peloton from a related party. The Company has not entered into a definitive share exchange agreement with Peloton as of the date of this current report. Should the Company proceed with its intention to acquire Peloton it will require a minimum of $3,000,000. However, should the Company determine not to proceed with the acquisition of Peloton it will require a minimum of $100,000 to continue its efforts to identify a suitable business opportunity for development, merger or acquisition. Except for the understanding with Peloton, we have not entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction. Once the Company has determined to move forward with a specific business opportunity its funding requirements will most certainly change. The Company is currently without sufficient capital to maintain operations and relies on shareholders to satisfy minimal operational expenses.

Results of Operations

During the year ended December 31, 2009 the Company was focused on (i) pursuing financing commitments for its plan of operation, (ii) continuing the search for a business opportunity for development, merger or acquisition, and (iii) satisfying continuous public disclosure requirements.
The Company has not generated any revenues from inception and has discontinued active operations. Since we have no current ability to generate revenue, we expect to incur losses for the foreseeable future.

Net Loss

For the period from January 5, 1994 (inception) to December 31, 2009 the Company recorded a net loss of $15,127,193. Net loss for the year ended December 31, 2009, was $148,503 as compared to a net income of $395,834 for the year ended December 31, 2008. The transition to a net loss in the current period can be attributed to a gain on our discontinuation of operations in the prior period related to the cancellation of 3,500,000 common shares as part of a separation agreement with Mr. George. We expect to continue to incur net losses over the next twelve months as we seek out another business opportunity for development, merger or acquisition.

Capital Expenditures

The Company has expended no significant amounts on capital expenditures for the period from inception to December 31, 2009, except for an expenditure of approximately $800,000 on a research vessel in 2007 that has since been sold.

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

The Company had a working capital deficit of $1,163,860 as of December 31, 2009. Our current and total assets were $15, consisting solely of cash. Our current and total liabilities as of December 31, 2009, totaled $1,163,875, which included a note payable to a related party of $406,446 and advances payable of $459,342. Net stockholders' deficit in the Company was $1,163,860 as of December 31, 2009.

Cash flow used in operating activities was $9,043,637 for the period from inception to December 31, 2009. Cash flow used in operating activities for the year ended December 31, 2009, was $43,763 as compared to $608,175 for the year ended December 31, 2008. The decrease in cash flow used in operating activities in the current period was due primarily to the decrease in net losses in combination with an increase in accounts payable as well as cash used by discontinued operating activities in the prior period.

Cash flow provided by investing activities was $3,040,494 for the period from inception to December 31, 2009. Cash flow provided by investing activities for the year ended December 31, 2009, was $0 as compared to $1,000,000 for the year ended December 31, 2008. Cash flows provided by investing activities in the prior period can be attributed to the sale of Planktos, Inc.' research vessel.

Cash flow provided by financing activities was $6,003,158 for the period from inception to December 31, 2009. Cash provided by financing activities for the year ended December 31, 2009, was $29,925 as compared to cash used in financing activities of $184,138 for the year ended December 31, 2008. Cash flow provided by financing activities in the current period can be attributed to related party loans and advances.

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

Off Balance Sheet Arrangements

As of December 31, 2009, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In the notes to the consolidated financial statements for the year ended December 31, 2009, included in this Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s auditor’s expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $15,127,193 as of December 31, 2009. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) generating revenues from the development of a business opportunity through acquisition or merger; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

Please see Note 2 to our consolidated financial statements for recent accounting pronouncements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2009 and 2008 are attached hereto as F-1 through F-20.

Solar Energy Limited

(A Development Stage Company)
Consolidated Financial Statements

December 31, 2009

                                                                                               Page

     Report of Independent Registered Public Accounting Firm     F-2

     Consolidated Balance Sheets                                                F-3

     Consolidated Statements of Operations                                  F-4

     Consolidated Statements of Stockholders’ Deficit                   F-5

     Consolidated Statements of Cash Flows                                 F-9

     Notes to Consolidated Financial Statements                            F-11

To the Board of Directors and Stockholders
Solar Energy Limited
Palm Desert, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Solar Energy Limited (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from January 5, 1994 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited (a development stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from January 5, 1994 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BehlerMick PS

BehlerMick PS
Spokane, Washington

May 12, 2010

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$15	$13,853
Other receivable	-	37,833

TOTAL CURRENT ASSETS	15	51,686

TOTAL ASSETS	$15	$51,686

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$122,977	$96,934
Accrued interest - related party	40,453	27,738
Advances payable	459,342	439,842
Note payable to related party	406,446	376,521
Debenture payable, net of discount	100,000	100,000
Accrued interest	34,657	26,008
TOTAL CURRENT LIABILITIES	1,163,875	1,067,043

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par value,
18,423,309 issued and outstanding	1,842	1,842
Additional paid-in capital	13,961,491	13,961,491
Accumulated deficit during development stage	(15,127,193)	(14,978,690)
TOTAL STOCKHOLDERS' DEFICIT	(1,163,860)	(1,015,357)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$51,686

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			(January 5,
			1994)
	Years Ended		through
	December 31,	December 31,	December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES
General and administrative	107,638	291,559	6,328,546
Research and development	-	-	2,671,638
Impairment of patents	-	-	39,648
Impairment of goodwill	-	-	14,118
TOTAL EXPENSES	107,638	291,559	9,053,950

LOSS FROM OPERATIONS	(107,638)	(291,559)	(9,053,950)

OTHER INCOME (EXPENSES)
Other income	-	-	349,886
Financing costs	-	-	(1,477,800)
Gain (loss) on investments	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	(10,867)
Gain (loss) on derivative instrument	-	-	29,551
Gain on forgiveness of debt	-	-	172,227
Interest income (expense), net	(40,865)	(28,406)	(153,647)
Amortization of discount on debenture payable	-	(18,739)	(29,551)
Gain (loss) on sale of subsidiary	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	(40,865)	(47,145)	(982,290)

LOSS FROM CONTINUING OPERATIONS	(148,503)	(338,704)	(10,036,240)

DISCONTINUED OPERATIONS
Gain (Loss) on discontinued operations	-	734,538	(5,090,953)

NET INCOME (LOSS)	$(148,503)	$395,834	$(15,127,193)

NET INCOME (LOSS) PER COMMON SHARE, CONTINUING
OPERATIONS, BASIC AND DILUTED	$(0.01)	$(0.02)
NET INCOME (LOSS) PER COMMON SHARE, DISCONTINUED
OPERATIONS, BASIC	$0.00	$0.04
NET INCOME (LOSS) PER COMMON SHARE, DISCONTINUED
OPERATIONS, DILUTED	$0.00	$0.03

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.01)	$0.02
NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.01)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC	18,423,309	19,398,719
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, DILUTED	18,423,309	21,148,719

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance, January 5, 1994 (Inception)	-	$-	$-	$-	$-	$-

1/5/94 Stock issued for Organization Costs	125,000	13	2,487	-	-	2,500
Net Loss for the Year Ended December 31, 1994	-	-	-	-	(500)	(500)
Balance, December 31, 1994	125,000	13	2,487	-	(500)	2,000

Net Loss for the Year Ended December 31, 1995	-	-	-	-	(500)	(500)
Balance, December 31, 1995	125,000	13	2,487	-	(1,000)	1,500

10/96 Shares Issued for Cash at $20.00 Per Share	1,300	1	25,999	-	-	26,000
11/96 Shares Issued for Cash at $0.90 Per Share	831	-	763	-	-	763
12/96 Shares Issued for Cash at $2.00 Per Share	125	-	251	-	-	251
Stock Split Rounding Adjustment	595	(1)	1	-	-	-
Net Loss for the Year Ended December 31, 1996	-	-	-	-	(24,013)	(24,013)
Balance, December 31, 1996	127,851	13	29,501	-	(25,013)	4,501

Net Loss for the Year Ended December 31, 1997	-	-	-	-	(4,000)	(4,000)
Balance, December 31, 1997	127,851	13	29,501	-	(29,013)	501

1/98 Shares Issued for Acquisition of Hydro-Air Technologies, Inc.	70,400	7	(7)	-	-	-
6/98 Shares Issued for Cash at $1.00 Per Share	780,000	78	779,922	-	-	780,000
7/98 Shares Issued for Cash at $10.00 Per Share	12,500	1	124,999	-	-	125,000
11/98 Shares Issued for Cash at $1.00 Per Share	200,000	20	199,980	-	-	200,000
Net Loss for the Year Ended December 31, 1998	-	-	-	-	(939,446)	(939,446)
Balance, December 31, 1998	1,190,391	119	1,134,394	-	(968,459)	166,054

1/99 Shares Issued for Cash at $10.00 Per Share	10,000	1	99,999	-	-	100,000
1/99 Shares Issued for Acquisition of Renewable Energy Corporation at $12.00/ Share	35,000	4	419,996	-	-	420,000
10/99 Shares Issued for Cash at $1.80 Per Share	80,000	8	143,990	-	-	143,998
Net Loss for the Year Ended December 31, 1999	-	-	-	-	(957,086)	(957,086)
Balance, December 31, 1999	1,315,391	$132	$1,798,379	$-	$(1,925,545)	$(127,034)

Balance forward, December 31, 1999	1,315,391	$132	$1,798,379	$-	$(1,925,545)	$(127,034)

Net Loss for the Year Ended December 31, 2000	-	-	-	-	(925,899)	(925,899)
Balance, December 31, 2000	1,315,391	132	1,798,379	-	(2,851,444)	(1,052,933)

7/01 Shares Issued for Rounding in Connection with 10:1 Exchange	35,396	4	(4)	-	-	-
8/01 Shares Issued for Cash at $0.23 Per Share	350,000	35	81,215	-	-	81,250
10/01 Shares Issued for Cash at $0.25 Per Share	50,000	5	12,495	-	-	12,500
10/01 Shares Issued to Settle Debt at $0.33 Per Share	1,507,739	151	502,808	-	-	502,959
10/01 Shares Issued for Services at $0.33 Per Share	113,682	11	37,504	-	-	37,515
11/01 Shares Issued for Cash at $0.51 Per Share	275,000	27	141,223	-	-	141,250
Net Loss for the Year Ended December 31, 2001	-	-	-	-	(465,476)	(465,476)
Balance, December 31, 2001	3,647,208	365	2,573,620	-	(3,316,920)	(742,935)

8/02 Shares Issued for Cash at $0.30 Per Share	56,113	5	16,995	-	-	17,000
Net Loss for the Year Ended December 31, 2002	-	-	-	-	(213,045)	(213,045)
Balance, December 31, 2002	3,703,321	370	2,590,615	-	(3,529,965)	(938,980)

1/03 Shares Issued For Cash at $0.30 Per Share	23,000	2	6,898	-	-	6,900
2/03 Shares Issued For Cash at $0.30 Per Share	60,000	6	17,994	-	-	18,000
9/03 Shares Issued to Settle Debt at $0.30 Per Share	2,734,954	274	820,213	-	-	820,487
10/03 Shares Issued for Services at $0.20 Per Share	200,000	20	39,980	-	-	40,000
10/03 Shares Issued for Cash at $0.30 Per Share	150,000	15	44,985	-	-	45,000
Net Loss for the Year Ended December 31, 2003	-	-	-	-	(281,905)	(281,905)
Balance, December 31, 2003	6,871,275	687	3,520,685	-	(3,811,870)	(290,498)

3/04 Shares Issued to For Cash at $0.20 Per Share	450,000	45	89,955	-	-	90,000
5/04 Shares Issued for Cash at $0.25 Per Share	200,000	20	49,980	-	-	50,000
Net Loss for the Year Ended December 31, 2004	-	-	-	-	(91,450)	(91,450)
Balance, December 31, 2004	7,521,275	$752	$3,660,620	$-	$(3,903,320)	$(241,948)

Balance forward, December 31, 2004	7,521,275	$752	$3,660,620	$-	$(3,903,320)	$(241,948)

1/05 Shares Issued For Services at $0.21 Per Share	600,000	60	125,940	-	-	126,000
3/05 Shares Issued For Cash at $0.20 Per Share	25,000	3	4,997	-	-	5,000
5/05 Shares Issued For Cash at $0.20 Per Share	700,000	70	139,930	-	-	140,000
5/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	182,200	-	-	182,200
6/05 Shares Issued For Cash at $0.25 Per Share	400,000	40	99,960	-	-	100,000
6/05 Shares Issued For Cash at $0.35 Per Share	50,000	5	61,996	-	-	62,001
7/05 Shares Issued For Cash at $0.20 Per Share	180,000	18	35,982	-	-	36,000
7/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	71,200	-	-	71,200
8/05 Shares Issued For Cash at $0.20 Per Share	100,000	10	19,990	-	-	20,000
8/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	46,900	-	-	46,900
8/05 Shares Issued For Services at $0.58 Per Share	500,000	50	289,950	-	-	290,000
10/05 Shares Issued For Services at $1.20 Per Share	105,000	10	125,990	-	-	126,000
10/05 Shares Issued For Cash at $0.20 Per Share	40,000	4	7,996	-	-	8,000
10/05 Shares Issued For Cash at $0.35 Per Share	200,000	20	69,980	-	-	70,000
10/05 Fair Value of Warrants issued at $0.40 per warrant	-	-	128,400	-	-	128,400
10/05 Subscriptions received	-	-	-	20,000	-	20,000
11/05 Shares Issued For Acquisitions of Planktos, Inc. at $1.00 Per Share	1,500,000	150	1,499,850	-	-	1,500,000
11/05 Shares Issued For Acquisitions of D2Fusion, Inc. at $1.00 Per Share	2,000,000	200	1,999,800	-	-	2,000,000
12/05 Shares Issued For Cash at $0.20 Per Share	705,000	71	140,929	-	-	141,000
12/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	350,400	-	-	350,400
12/05 Shares Issued For Cash at $0.35 Per Share	300,000	30	104,970	-	-	105,000
12/05 Fair Value of Warrants issued at $0.40 per warrant	-	-	184,400	-	-	184,400
Net Loss for the Year Ended December 31, 2005	-	-	-	-	(6,602,698)	(6,602,698)
Balance, December 31, 2005	14,926,275	$1,493	$9,352,380	$20,000	$(10,506,018)	$(1,132,145)

Balance forward, December 31, 2005	14,926,275	$1,493	$9,352,380	$20,000	$(10,506,018)	$(1,132,145)

2/06 Shares Issued For Cash at $0.25 Per Share	705,000	70	176,180	-	-	176,250
3/06 Shares Issued For Cash at $0.25 Per Share	80,000	8	19,992	(20,000)	-	-
3/06 Shares Issued For Cash at $0.40 Per Share	20,000	2	7,998	-	-	8,000
5/06 Shares and Warrants Issued for Cash at $0.33 Per Unit	500,000	50	164,950	-	-	165,000
6/06 Shares Issued For Cash at $0.28 Per Share	3,540,212	354	1,001,853	-	-	1,002,207
7/06 Shares Issued For Cash at $0.27 Per Share	66,222	6	17,961	-	-	17,967
8/06 Shares Issued For Cash at $0.27 Per Share	4,100	1	1,106	-	-	1,107
8/06 Shares and Warrants Issued for Cash at $0.35 Per Unit	31,500	3	11,022	-	-	11,025
Net loss, year ended December 31, 2006	-	-	-	-	(1,608,683)	(1,608,683)
Balance, December 31, 2006	19,873,309	1,987	10,753,442	-	(12,114,701)	(1,359,272)

5/07 Shares and Warrants Issued for Cash at $0.35 Per Unit	342,857	34	119,966	-		120,000
5/07 Shares and Warrants Issued for Debt at $0.35 Per Unit	807,143	81	282,419	-		282,500
5/07 Shares Issued For Cash at $0.25 Per Share	500,000	50	124,950	-		125,000
5/7/07 Fair Value of Warrants issued at $0.40 per warrant	-	-	489,600	-		489,600
5/07 Shares Issued For Services at $0.50 Per Share	300,000	30	149,970	-		150,000
8/9/07 reverse acquisition of Planktos Corp.	-	-	2,691,104	-		2,691,104
10/1/07 Fair Value of Warrants issued at $0.40 per warrant	-	-	24,700	-		24,700
10/07 Shares Issued For Cash at $0.25 Per Share	100,000	10	24,990	-		25,000
Net Loss for the Year Ended December 31, 2007	-	-	-	-	(3,259,823)	(3,259,823)
Balance, December 31, 2007	21,923,309	2,192	14,661,141	-	(15,374,524)	(711,191)

4/11/08 Fair value of shares received in separation agreement and intangible assets	(3,500,000)	(350)	(699,650)	-		(700,000)
Net Income for the Year Ended December 31, 2008	-	-	-	-	395,834	395,834
Balance, December 31, 2008	18,423,309	1,842	13,961,491	-	(14,978,690)	(1,015,357)

Net Loss for the Year Ended December 31, 2009					(148,503)	(148,503)
Balance, December 31, 2009	18,423,309	$1,842	$13,961,491	$-	$(15,127,193)	$(1,163,860)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 5,
			1994)
	Years Ended		through
	December 31,	December 31,	December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148,503)	$(175,702)	$(10,036,240)
Adjustments to reconcile net loss to net cash used in operating activities:
(Net of Acquisition/Sale)
Amortization and depreciation	-	-	212,809
Amortization on discount of debentures	-	18,739	29,551
Bad debt	37,833	-	287,833
Stock issued for services	-	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	-	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Loss on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	1,477,800
Impairment of goodwill	-	-	14,118
Minority interest	-	-	(123,856)
(Increase) decrease in:
Other receivable	-	-	(37,794)
Deposits	-	-	(24,883)
Prepaid expenses	-	(1,496)	22,500
Increase (decrease) in:
Accounts payable and bank overdraft	26,043	(118,620)	354,617
Accrued expenses and other current liabilities	40,864	222	312,741
Deferred revenues	-	-	250,000
Minority interest	-	-	66,120

Net cash used by continuing operating activities	(43,763)	(276,857)	(6,017,941)

Net cash used by discontinued operating activities	-	(331,318)	(3,025,696)

Net cash used by operating activities	(43,763)	(608,175)	(9,043,637)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired from subsidiary	-	-	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to Renewable Energy Corporation and Sunspring, Inc.	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash paid for property & equipment	-	-	(868,572)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Discontinued operations	-	1,000,000	1,000,749

Net cash provided by investing activities	-	1,000,000	3,040,494

Continued

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	-	-	3,917,469
Cash received from related party notes payable and advances	29,925	-	1,720,268
Cash repaid to related party notes payable and advances	-	(184,138)	(290,500)
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Discontinued operations	-	-	(100,000)
Net cash provided (used) by financing activities	29,925	(184,138)	6,003,158

NET INCREASE (DECREASE) IN CASH	(13,838)	207,687	15

CASH, BEGINNING OF PERIOD	13,853	67,355	-

CASH, END OF PERIOD	$15	$275,042	$15

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On August 17, 2005, the Company and its wholly owned subsidiary Planktos executed an Iron-Fertilization Prove-Out and Purchase Agreement with Diatom Corporation (“Diatom”) whereby Diatom committed to assist the Company in providing developmental funding for a marine “iron-fertilization” prove out program in exchange for exclusive marketing and intellectual property rights to Planktos’s CO2 sequestration process. Planktos expected the cost of the prove out program to be $1,290,000 of which Diatom agreed to provide up to 25%. The Company was responsible for funding the remainder of the developmental expense. The agreement provided for a royalty agreement which will entitle Planktos and the Company to 75% of net sales revenue generated by Diatom from the sale of CER credits created from the sequestration process until the Company and Planktos have recouped their costs. Thereafter, the Company and Planktos will be entitled to 25% of net sales revenue generated by Diatom from the sale of CERs. Diatom has paid $250,000 in cash for the exclusive marketing and intellectual property rights. Since the Company committed to fund 75% of the estimated cost to develop the program, a provision for the estimated loss on the contract of $967,500 was recognized. During the fourth quarter of 2007 and subsequent to the year ended December 31, 2007, Planktos’ “iron-fertilization” prove out program was suspended and its operations were discontinued. Planktos terminated all employees, liquidated substantially all of its assets and closed its Foster City, California office.

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

On August 9, 2007 the Company and Diatom completed the sale of 100% of the issued and outstanding shares of Planktos. Diatom issued 45,000,000 restricted shares of common stock to the Company which represents 53% of the outstanding common stock of Diatom. As part of this transaction Diatom changed its name to “Planktos Corp.” This transaction was in essence an acquisition of Planktos Corp. and was accounted for in accordance with the principles for reverse acquisition accounting.

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - continued

On April 11, 2008, the Company entered into an agreement with the founder of Planktos and D2 Fusion where the Company received a total of 3,500,000 of its common shares issued as part of the August 10, 2005 and August 18, 2005 stock purchase agreement.

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

December 31, 2009

NOTE 2 – Summary of Significant Accounting Policies - continued

Derivative Instruments - continued

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the ASC 260, “Earnings per Share” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”). Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the fiscal year 2009, diluted net loss per share was the same as basic net loss per share as the common stock equivalents outstanding were considered anti-dilutive.

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

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 2 – Summary of Significant Accounting Policies - continued

Fair Value Measurements - continued

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

Principles of Consolidation

The December 31, 2009 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro-Air Technologies, Inc.; Sunspring, Inc.; Renewable Energy Limited; and D2 Fusion. All intercompany accounts and transactions have been eliminated in the consolidation.

Provision for Taxes

The Company accounts for income taxes as outlined in the ASC 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 2009.

At December 31, 2009 and 2008, the Company had gross deferred tax assets calculated at an expected rate of 35% of approximately $3,634,000 and $3,582,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $3,634,000 and $3,582,000 has been established at December 31, 2009 and 2008, respectively.

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 2 – Summary of Significant Accounting Policies - continued

Provision for Taxes - continued

The significant components of the Company’s deferred tax assets at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008

Net Operating Losses Carryforward Cumulative	$ 10,382,000	$ 10,233,000

Gross deferred tax assets (liabilities):
Deferred tax asset before allowance	$ 3,634,000	$ 3,582,000
Valuation allowance	(3,634,000)	(3,582,000)
Net deferred tax asset	$ -	$ -

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (ASC 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to ASC 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of ASC 810-10 and removes the potential conflict between guidance in that ASC and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in ASC 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopts FAS 160. The adoption of ASU 2010-02 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In January 2010, the FASB issued ASU 2010-01, Equity (ASC 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and ASC 260, and is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of ASU 2010-01 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidations (ASC 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (ASC 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below.)

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 2 – Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued ASU 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (ASC 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to ASC 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of ASU 2010-01 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In July 2009, the FASB ratified EITF No. 09-1, (ASC 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1 clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009, are within the scope. EITF 09-1 is effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The adoption of EITF 09-1 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 2 – Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in ASC 105, Generally Accepted Accounting Principles. ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (ASC 810), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of ASU 810 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC 860). This statement removes the concept of a qualifying special-purpose entity and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of ASC 860 has had no material affect on the Company’s financial statements.

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

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 3 – OTHER RECEIVABLE

On November 13, 2008, the Company sold its 45,000,000 restricted shares of Planktos Corp. to Maidon Services Limited for $200,000 of which $125,000 in cash was received on closing, $37,167 of assumed debt and $37,833 which was due within fourteen months with an option to convert into Planktos Corp. shares at $0.25 per share. As of December 31, 2009, the receivable was deemed non collectible and was written off as a bad debt.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash, no revenues, a negative working capital of $1,163,860, and an accumulated deficit since the inception of $15,089,200. These factors indicate that the Company may be unable to continue in existence. The Company is currently seeking out a new business opportunity that might, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 5 – Stockholders’ Equity Transactions

During 2008, the Company received and cancelled 3,500,000 common shares as part of a separation agreement with the prior CEO related to the discontinued operations. As a result, the Company recognized a gain of $700,000.

There were no transactions for the year ended December 31, 2009.

NOTE 6 – Notes Payable - Related Party

The loan from Regal RV Resorts, Inc., a shareholder, as of December 31, 2008 was $376,521 of which $175,000 is uncollateralized and bears no interest while $201,521 of the loan is uncollateralized and bears 6% per annum and is due upon demand. During the year ended December 31, 2009, Regal loaned the Company an additional $29,925. The accrued interest owing on this loan at December 31, 2009 and December 31, 2008 was $40,453 and $27,738, respectively.

NOTE 7 – Debenture Payable

This loan bears interest at 10% per year for a three year term. Principal and interest may be converted into common shares of the Company at an average trading price of the previous 10 days once the holder has given the Company notice of conversion. Upon such notice, the maximum conversion price is $0.75 per common share. The holder of the debenture also had the right, at its option, to convert the principal and interest amount due into CO2 tons at any time prior to the end of the three year term, at a rate of one United States Dollar ($1.00) per CO2 ton, subject to Company’s ability to deliver such CO2 tons at the time of conversion. During 2008, Planktos discontinued operations thus eliminating the conversion option into CO2 tons and the market price of the Company’s common stock at year end was below the conversion price of $0.75.

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 7 – Debenture Payable- continued

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. During 2008, this discount was amortized by $18,739 to the full discounted derivative portion of $29,551 when Planktos discontinued operations. The loan matured on August 31, 2009 and has not been repaid. As of December 31, 2009, the Company owed $100,000 in principal and accrued interest of $34,657.

NOTE 8 – WARRANTS

The Company uses Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation (formerly, FASB Statement 123R), to account for "fair value" for equity awards granted to employees and consultants.

Warrants

A summary of the Company’s warrants at December 31, 2009 and December 31, 2008 and the changes for 2009 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2008	1,250,000	0.40	0.37
Issued	-	-	-
Expired	(1,250,000)	(0.40)	-

Balance December 31, 2009	-	$ -	-

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year there were additional advances to the Company from Regal RV Resort, Inc. as detailed in Note 5 above. In addition the Company made payments to, or on behalf of, related parties, for administrative support; consulting; travel expenses paid for the Company’s former CEO; and legal fees. The legal fees were related to a claim which named the Company, the Company’s former CEO and Planktos Inc, a former subsidiary of the Company as defendants.

	December 31, 2009	December 31, 2008
Administrative support	$ 1,000	$ 42,100
Consulting	4,000	90,000
Legal fees	10,100	5,000
Travel expenses	540	30,275
	$ 15,640	$ 167,375

Solar Energy Limited

(A Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 10 – LEGAL PROCEEDINGS

Legal proceedings were initiated by Mary Ruth Ladd against the Company, Planktos Corp. (a former subsidiary) and certain individuals affiliated to the Company on October 3, 2007 in the Superior Court of the State of California, County of San Francisco in connection with allegations of discrimination and retaliation against a whistle blower, wrongful termination, fraud, breach of contract, wrongful business acts and intentionally causing injury in the workplace. The claim seeks $58,280 in lost wages in addition to certain employee benefits and punitive damages. The Company has retained counsel to respond to these allegations and denies any liability for these alleged causes of action. As of the date of this filing, the Company has obtained a commitment by the plaintiff’s counsel to dismiss the case with prejudice, each party bearing its own costs and fees.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On April 27, 2010 Company’s counsel obtained a commitment from plaintiff’s counsel that the suit initiated by Mary Ruth Ladd would be dismissed with prejudice, each party bearing its own costs and fees.

On April 7, 2010 the Company announced its intention to acquire Peloton Mining Inc. from a related party but is yet to execute a definitive agreement.

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.The material weaknesses as identified by management are disclosed below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since the resignation of two of our directors in the current annual period. While this control deficiency did not result in any audit adjustments to our 2009 or 2008 interim or annual financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer. Our failure to segregate duties has been a material weakness since the annual period ended December 31, 2004 through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2009 or 2008 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

Sufficiency of Accounting Resources. The Company has limited accounting personnel, who are engaged under agreement, to prepare its financial statements, including the consolidation of the Company and its subsidiaries. The insufficiency of our accounting resources has been a material weakness since the annual period ended December 31, 2004 through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2009 or 2008 interim or annual financial statements, it did result in certain errors in the consolidation of the Company and its subsidiaries that were not detected by the Company’s internal control over financial reporting.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2009, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B     OTHER INFORMATION

None.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Michael James Gobuty	71	2008	CEO, CFO, PAO and Director

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

Mr. Gobuty also serves as the sole officer and director of Planktos Corp., which entity is without active operations, though subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following person who, during the period ended December 31, 2009, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

•	Michael James Gobuty, an officer and director failed to file on Form 3, 4 or 5

•	Nelson Skalbania, holding in excess of 10% of the Company’s shares failed to file a Form 5.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information.

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

ITEM 11     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Since the Company has limited operations, it pays limited compensation to retain the services of its current executive officer. However, in the event that we expand our operations, the amount we deem appropriate to compensate our executive officer may change in accordance with market forces though we have no specific formula to determine future compensation at this time. Executive compensation may include salaries, options and other compensatory elements for our executive officer and any future executive employees. Decisions as to executive compensation would be based on the type of operations, the scale of those operations, and available capital resources.

For the year ended December 31, 2009, the Company paid $4,000 in executive compensation in the form of consulting fees. For the year ended December 31, 2008, the Company incurred fees to its former chief executive officer pursuant to a consulting agreement with a related entity in the amount of $90,000. The consulting agreement with our former executive officer’s company was terminated by mutual agreement as of October 31, 2008, due to insufficient capital resources. The decrease in amounts paid in executive compensation can be attributed both to a state of limited operations and insufficient capital resources.

Tables

The following table provides summary information for the years 2009 and 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michael James Gobuty* CEO, CFO, and PAO	2009 2008	- -	- -	- -	- -	- -	- -	4,000 -	4,000 -
Nelson Skalbania** CEO, CFO, and PAO	2009 2008	- -	- -	- -	- -	- -	- -	- 90,000**	- 90,000

*     Appointed as chief executive officer, chief financial officer and principal accounting officer on September 10, 2008.

**     Appointed as chief executive officer, chief financial officer and principal accounting officer on January 4, 2008 and resigned on September 10, 2008; Mr. Skalbania is the principal of Regal RV Resorts, Inc. which entity had a consulting agreement with the Company dated December 1, 2005 for $120,000 and 200,000 shares of common stock per year. The consulting agreement was mutually terminated on October 31, 2008 and shares entitled pursuant to this agreement were not issued to Mr. Skalbania.

The Company has no option or stock award plans and no outstanding option awards.

The Company has no consulting agreement with its executive officer.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 18,423,309 shares of common stock issued and outstanding as of May 12, 2010, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Michael James Gobuty 73200 El Paseo, Suite 2H Palm Desert, California 92260	Common	0	0
Nelson Skalbania* 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	300,000	14.4
Regal RV Resorts, Inc.* 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	1,350,000	7.3
Bay Cove Capital Corp.* 7371 Brandywine Place Vancouver, British Columbia V5S 3Z7	Common	1,314,954	7.1
Central Shipping Investment, Inc. 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	1,410,000	7.7
Officer and Directors as a Group (1)	Common	0	0%

*     Nelson Skalbania is the beneficial owner of 2,964,954 shares held in his own name, Regal RV Resorts, Inc., and Bay Cove Capital Corp.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows.

The Company paid $4,000 in consulting fees to Michael Gobuty, our sole officer and director in 2009 for services rendered as our sole executive officer.

The Company owed Regal RV Resorts, Inc. (“Regal”) $376,521 at December 31, 2008, due on demand consisting of loans and amounts due under a consulting agreement dated December 1, 2005, as amended, of which $175,000 bears no interest while $201,521 bears interest at 6% per annum. During the year ended December 31, 2009, Regal loaned the Company an additional $29,925. The accrued interest owing on the loan at December 31, 2009, was $40,453. In addition the Company made payments to, or on behalf of, Regal in the amount of $15,640 during the year ended December 31, 2009. Nelson Skalbania is the principal of Regal and is a former officer and director of the Company. He is also an affiliate owner of more than 10% of the Company’s common stock as a principal of Regal and Bay Cove Capital Corp.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BehlerMick P.S. (formerly Williams & Webster, P.S.), provided audit services in connection with its annual report for the fiscal years ended December 31, 2009 and 2008. The aggregate of fees billed by BehlerMick, P.S. for the audit of the Company’s financial statements was $27,934 in 2009 and $34,500 in 2008.

Audit Related Fees

BehlerMick, P.S., billed to the Company no fees in 2009 or 2008 for professional services that are reasonably related to the audit of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

BehlerMick, P.S., billed to the Company no fees in 2009 or 2008 for professional services rendered in connection with the preparation of the Company's tax return for the period.

All Other Fees

BehlerMick, P.S., billed to the Company no fees in 2009 or 2008 for professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by BehlerMick, P.S. were pre-approved by the Company’s board of directors. BehlerMick, P.S. performed all work only with their permanent full time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-20, and are included as part of this Form 10-K:

     Financial Statements of The Company for the years ended December 31, 2009 and 2008:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statements of Stockholders’ Deficit
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-K, and are incorporated herein by this reference.

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

Solar Energy Limited	Date
/s/ Michael James Gobuty By: Michael James Gobuty Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	May 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Michael James Gobuty Michael James Gobuty Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	May 12, 2010

INDEX TO EXHIBITS

Exhibit     Description

3(i) *      Articles of Incorporation (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999).

3(ii) *      By-laws (incorporated herein by reference to the Company’s Form 10-SB filed with the Commission on January 28, 1999).

10(i) *     Amendment to Consulting Agreement with Bay Cove Capital Corp. dated May 1, 2007(incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 12, 2007).

10(ii) *     Securities Exchange Agreement and Plan of Exchange with Enwin Resources, Inc. dated May 31, 2007 (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 4, 2007).

10(iii) *     Release and Settlement Agreement with Russ George dated February 22, 2008 (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 21, 2008).

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