Form 10-Q
period 2010-03-31
SOLAR ENERGY LTD
filed 2010-05-20
CIK 1058322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at May 17, 2010, was 18,423,309.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	4
Unaudited Interim Consolidated Statements of Operations for the three month periods ended March 31, 2010 and 2009, and the period from inception (January 5, 1994)	5
Unaudited Interim Consolidated Statements of Cash Flows for the three month periods ended March 31, 2010 and 2009, and the period from inception (January 5, 1994)	6
Condensed Notes to Interim Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4T. Controls and Procedures	17

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	18
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 3. Defaults upon Senior Securities	20
ITEM 4. (Removed and Reserved)	20
ITEM 5. Other Information	20
ITEM 6. Exhibits	20
Signatures	21
Index to Exhibits	22

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Solar Energy Limited, a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,872	$15

TOTAL ASSETS	$1,872	$15

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$116,234	$122,977
Accrued interest - related party	43,877	40,453
Advances payable	464,219	459,342
Note payable to related party	419,944	406,446
Debenture payable	100,000	100,000
Accrued interest	37,157	34,657
TOTAL CURRENT LIABILITIES	1,181,431	1,163,875

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par value, 18,423,309 issued
and outstanding	1,842	1,842
Additional paid-in capital	13,961,491	13,961,491
Accumulated deficit during development stage	(15,142,892)	(15,127,193)
TOTAL STOCKHOLDERS' DEFICIT	(1,179,559)	(1,163,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,872	$15

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			(January 5,
			1994)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

EXPENSES
General and administrative	4,900	14,519	6,333,446
Research and development	-	-	2,671,638
Impairment of patents	-	-	39,648
Impairment of goodwill	-	-	14,118
TOTAL EXPENSES	4,900	14,519	9,058,850

LOSS FROM OPERATIONS	(4,900)	(14,519)	(9,058,850)

OTHER INCOME (EXPENSES)
Other income	-	-	349,886
Financing costs	-	-	(1,477,800)
Gain (loss) on investments	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	(10,867)
Gain (loss) on derivative instrument	-	-	29,551
Gain on forgiveness of debt	-	-	172,227
Interest income (expense), net	(10,799)	(10,966)	(164,446)
Amortization of discount on debenture payable	-	-	(29,551)
Gain (loss) on sale of subsidiary	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	(10,799)	(10,966)	(993,089)

LOSS FROM CONTINUING OPERATIONS	(15,699)	(25,485)	(10,051,939)

DISCONTINUED OPERATIONS
Gain (Loss) on discontinued operations	-	-	(5,090,953)

NET INCOME (LOSS)	$(15,699)	$(25,485)	$(15,142,892)

NET INCOME (LOSS) PER COMMON SHARE,
CONTINUING OPERATIONS, BASIC AND DILUTED $	(0.00)	$(0.00)
NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS, BASIC	$0.00	$0.00
NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS, DILUTED	$0.00	$0.00
NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.00)
NET INCOME (LOSS) PER COMMON SHARE, DILUTED $	(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC	$18,423,309	18,423,309
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, DILUTED	$18,423,309	21,148,719

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception
			(January 5,
	Three Months Ended		1994) through
	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,699)	$(25,485)	$(10,051,939)
Adjustments to reconcile net loss to net cash used in
operating activities: (Net of Acquisition/Sale)
Amortization and depreciation	-	-	212,809
Amortization on discount of debentures	-	-	29,551
Bad debt	-	-	287,833
Stock issued for services	-	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	-	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Loss on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	1,477,800
Impairment of goodwill	-	-	14,118
Minority interest	-	-	(123,856)
(Increase) decrease in:	-	-
Other receivable	-	-	(37,794)
Deposits	-	-	(24,883)
Prepaid expenses	-	-	22,500
Increase (decrease) in:	-	-
Accounts payable and bank overdraft	(6,743)	3,421	347,874
Accrued expenses and other current liabilities	10,801	10,965	323,542
Deferred revenues	-	-	250,000
Minority interest	-	-	66,120
Net cash used by continuing operating activities	(11,641)	(11,099)	(6,029,582)
Net cash used by discontinued operating activities	-	-	(3,025,696)
Net cash used by operating activities	(11,641)	(11,099)	(9,055,278)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired from subsidiary	-	-	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to Renewable Energy Corporation and Sunspring, Inc.	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash paid for property & equipment	-	-	(868,572)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Discontinued operations	-	-	1,000,749
Net cash provided by investing activities	-	-	3,040,494
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	-	-	3,917,469
Cash received from related party notes payable and advances	13,498	-	1,733,766
Cash repaid to related party notes payable and advances	-	-	(290,500)
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Discontinued operations	-	-	(100,000)
Net cash provided by financing activities	13,498	-	6,016,656
NET INCREASE (DECREASE) IN CASH	1,857	(11,099)	1,872
CASH, BEGINNING OF PERIOD	15	13,853	-
CASH, END OF PERIOD	$1,872	$2,754	$1,872
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2010

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Solar Energy Limited (the “Company”) is a development stage Company and is currently focusing its attention on raising capital in order to pursue its goals.

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

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

March 31, 2010

Derivative Instruments - continued

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the ASC 260, “Earnings per Share” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”). Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the three months ended March 31, 2010, diluted net loss per share was the same as basic net loss per share as the common stock equivalents outstanding were considered anti-dilutive.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Topic 820 in the Accounting Standards Codification (ASC 820) (previously SFAS No. 157, “Fair Value Measurements.”) ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

Principles of Consolidation

The March 31, 2010 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro-Air Technologies, Inc.; Sunspring, Inc.; Renewable Energy Limited; and D2 Fusion. All intercompany accounts and transactions have been eliminated in the consolidation.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2010

Provision for Taxes

The Company accounts for income taxes as outlined in the ASC 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the three months ended March 31, 2010.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2010

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash, no revenues, negative working capital of $1,179,559, and an accumulated deficit since the inception of $15,142,892. These factors indicate that the Company may be unable to continue in existence. The Company is currently seeking out a new business opportunity that might, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – Stockholders’ Equity Transactions

There were no transactions for the year ended December 31, 2009.

There were no transactions for the three months ended March 31, 2010.

NOTE 5 – Notes Payable - Related Party

The loan from Regal RV Resorts, Inc., a shareholder, as of December 31, 2009 was $406,446 of which $175,000 is uncollateralized and bears no interest while $231,446 of the loan is uncollateralized and bears 6% per annum and is due upon demand. During the three months ended March 31, 2010, Regal loaned the Company an additional $13,498. The accrued interest owing on this loan at March 31, 2010 and December 31, 2009 was $43,877 and $40,453, respectively.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

March 31, 2010

NOTE 6 – Debenture Payable

During the year ended December 31, 2006, the Company issued a debenture for a total of $100,000 that bears interest at 10% per year for a three year term. Principal and interest can be converted into common shares of the Company at an average trading price of the previous 10 days once the holder has given the Company notice of conversion. Upon such notice, the maximum conversion price is $0.75 per common share. The holder of the debenture also had the right, at its option, to convert the principal and interest amount due into CO2 tons at any time prior to the end of the three year term, at a rate of one United States Dollar ($1.00) per CO2 ton, subject to Company’s ability to deliver such CO2 tons at the time of conversion. During 2008, Planktos discontinued operations thus eliminating the conversion option into CO2 tons. The market price of the Company’s common stock at year end was below the conversion price of $0.75.

The debenture was discounted by $29,551 in order to reflect the derivative portion of the note. During 2008, this discount was amortized by $18,739 to the full discounted derivative portion of $29,551 when Planktos discontinued operations. The loan matured on August 31, 2009 and has not been repaid. As of March 31, 2010, the Company owed $100,000 in principal and accrued interest of $37,157.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 there were additional advances to the Company from Regal RV Resort, Inc. as detailed in Note 5 above. In addition the Company made payments to the Company's CEO for consulting services.

	March 31, 2010	March 31, 2009
Administrative support	$ -	$ 1,000
Consulting	3,000	2,000
Travel expenses	-	540
	$ 3,000	$ 3,540

NOTE 8 – LEGAL PROCEEDINGS

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

March 31, 2010

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On April 27, 2010, Company’s counsel obtained a commitment from plaintiff’s counsel that the suit initiated by Mary Ruth Ladd would be dismissed with prejudice, each party bearing its own costs and fees.

On April 7, 2010, the Company announced its intention to acquire Peloton Mining Inc., from a related party but is yet to execute a definitive agreement.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2010.

Discussion and Analysis

The Company’s plan of operation for the coming year is to actively pursue development stage assets and emerging businesses with which to merge or acquire. We intend to function as a business incubator for assets and businesses that mainly focus on (i) cost-effective renewable energy sources that do not threaten the environment, (ii) practical solutions to mitigate the effects of traditional energy sources’ unintended consequences concerning global climate change, and (iii) revenue producing business activities. We will fund the process of driving emerging technologies towards commercial applications through debt or equity offerings tied to our common stock.

On April 7, 2010 the Company announced that it intends to acquire Peloton Mining, Inc. (“Peloton”) from a related party. Peloton’s main asset is the exploration and mining rights of 125 sq.km. alluvial property in SE Tanzania. The only other asset of Peloton is the formerly producing Churchill Copper property in Northern B.C. (Magnum Mine) subject to a long term option agreement. The Company intends to acquire Peloton through a share exchange and is in the process of raising three million $3,000,000 in working capital to place the first alluvial plant into operation. We expect to raise $3,000,000 through a combination of debt and equity.

The Company has not entered into a definitive share exchange agreement with Peloton as of the date of this current report.

Should the Company proceed with its intention to acquire Peloton it will require a minimum of $3,000,000. However, should we determine not to proceed with the acquisition of Peloton, we will require a minimum of $100,000 to continue our efforts to identify a suitable business opportunity for development, merger or acquisition. Except for the understanding with Peloton, we have not entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction. Once the Company has determined to move forward with a specific business opportunity its funding requirements will most certainly change. The Company is currently without sufficient capital to maintain operations and relies on shareholders to satisfy minimal operational expenses.

Results of Operations

During the three month period ended March 30, 2010 the Company was focused on (i) pursuing financing commitments for its plan of operation, (ii) continuing the search for a business opportunity for development, merger or acquisition, and (iii) satisfying continuous public disclosure requirements.
The Company has not generated any revenues from inception and has discontinued active operations. Since we have no current ability to generate revenue, we expect to incur losses for the foreseeable future.

Net Loss

For the period from January 5, 1994 (inception) to March 31, 2010, the Company recorded a net loss of $15,142,892. Net loss for the three month period ended March 31, 2010, was $15,699 as compared to $25,485 for the three month period ended March 31, 2009. The decrease in net loss in the current period can be attributed to a decrease in general and administrative expenses and a slight decrease in interest expenses. We expect to continue to incur net losses over the next twelve months as we potentially begin the operations of Peloton or seek out a business opportunity for development, merger or acquisition.

Capital Expenditures

The Company has expended no significant amounts on capital expenditures for the period from inception to March 31, 2010, except for an expenditure of approximately $800,000 on a research vessel in 2007 that has since been sold.

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

The Company had a working capital deficit of $1,179,559 as of March 31, 2010. Our current and total assets were $1,872, consisting solely of cash. Our current and total liabilities were $1,181,431, which included a note payable to a related party of $419,944 and advances payable of $464,219. Net stockholders' deficit in the Company was $1,179,559 as of March 31, 2010.

Cash flow used by operating activities was $9,055,278 for the period from inception to March 31, 2010. Cash flow used by operating activities for the three month period ended March 31, 2010, was $11,641 as compared to $11,099 for the three month period ended March 31, 2009. The increase in cash flow used by operating activities over the comparative periods was due to the transition to a decrease in the current period in adjustments for accounts payable and bank overdraft from an increase in the prior period.

Cash flow provided by investing activities was $3,040,494 for the period from inception to March 31, 2010. There were no cash flow provided by investing activities for the three month periods ended March 31, 2010 and 2009.

Cash flow provided by financing activities was $6,016,656 for the period from inception to March 31, 2010. Cash provided by financing activities for the three month period ended March 31, 2010, was $13,498 as compared to $0 for the three month periods ended March 31, 2009. Cash flow provided by financing activities in the current period can be attributed to related party loans and advances.

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

Off Balance Sheet Arrangements

As of March 31, 2010, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In the notes to the consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and the Company’s financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern
In their report of financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K, the Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of the Company’s significant operating losses and negative working capital. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) generating revenues from the development of a business opportunity through acquisition or merger; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

Please see Note 2 to our interim consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit of $15,142,892 at March 31, 2010. The Company has never realized revenue from operations. We expect to continue to incur operating losses as we seek ways to identify additional business opportunities while maintaining operations and satisfying public disclosure obligations. Should we be unable to transition current losses to future profits by developing or acquiring a revenue producing business, our ability to maintain operations will be severely compromised.

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

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 22 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Limited                              Date

/s/ Michael James Gobuty                         Date: May 18, 2010

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