Form 10-Q
period 2010-06-30
SOLAR ENERGY LTD
filed 2010-08-13
CIK 1058322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

þ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010.

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesþ Noo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yeso Noþ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and
“smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer o Accelerated filer o Non-accelerated filer o Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yesþ Noo

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at August 13, 2010, was 18,423,309.

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

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$446	$15

TOTAL ASSETS	$446	$15

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$114,837	$122,977
Accrued interest - related party	47,541	40,453
Advances payable	469,094	459,342
Note payable to related party	441,485	406,446
Debenture payable	100,000	100,000
Accrued interest	39,657	34,657
TOTAL CURRENT LIABILITIES	1,212,614	1,163,875

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par
value, 18,423,309 issued and outstanding	1,842	1,842
Additional paid-in capital	13,961,491	13,961,491
Accumulated deficit during development stage	(15,175,501)	(15,127,193)
TOTAL STOCKHOLDERS' DEFICIT	(1,212,168)	(1,163,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$446	$15

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
									From Inception
									(January 5,
		Three Months Ended				Six Months Ended			1994) through
		June 30,		June 30,		June 30,		June 30,	June 30,
		2010		2009		2010		2009	2010
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)
REVENUES	$	- $		- $		- $		-	$-
General and administrative		21,570		28,875		26,470		43,394	6,355,016
Research and development		-		-		-		-	2,671,638
Impairment of patents		-		-		-		-	39,648
Impairment of goodwill		-		-		-		-	14,118
TOTAL EXPENSES		21,570		28,875		26,470		43,394	9,080,420
LOSS FROM OPERATIONS		(21,570)		(28,875)		(26,470)		(43,394)	(9,080,420)
OTHER INCOME (EXPENSES)
Other income		-		-		-		-	349,886
Financing costs		-		-		-		-	(1,477,800)
Gain (loss) on investments		-		-		-		-	17,200
Gain (loss) on sale or disposal of assets		-		-		-		-	(10,867)
Gain (loss) on derivative instrument		-		-		-		-	29,551
Gain on forgiveness of debt		-		-		-		-	172,227
Interest income (expense), net		(11,039)		(11,133)		(21,838)		(22,099)	(175,485)
Amortization of discount on debenture payable		-		-		-		-	(29,551)
Gain (loss) on sale of subsidiary		-		-		-		-	120,711
TOTAL OTHER INCOME (EXPENSE)		(11,039)		(11,133)		(21,838)		(22,099)	(1,004,128)
LOSS FROM CONTINUING OPERATIONS		(32,609)		(40,008)		(48,308)		(65,493)	(10,084,548)
DISCONTINUED OPERATIONS
Gain (Loss) on discontinued operations		-		-		-		-	(5,090,953)
NET INCOME (LOSS)		$(32,609	) $	(40,008	) $	(48,308	) $	(65,493)	$(15,175,501)
NET INCOME (LOSS) PER COMMON SHARE,
CONTINUING OPERATIONS, BASIC AND DILUTED		0.00		0.00		0.00		0.00
NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS, BASIC		0.00		0.00		0.00		0.00
NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS, DILUTED		0.00		0.00		0.00		0.00
NET INCOME (LOSS) PER COMMON SHARE, BASIC		0.00		0.00		0.00		0.00
NET INCOME (LOSS) PER COMMON SHARE, DILUTED		0.00		0.00		0.00		0.00
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING, BASIC		18,423,309		18,423,309		18,423,309		18,423,309
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING, DILUTED		18,423,309		18,423,309		18,423,309		18,423,309
The accompanying condensed notes are an integral part of these consolidated financial statements.
5

SOLAR ENERGY LIMITED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 5,
			1994)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,308)	$(65,493)	$(10,084,548)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
(Net of Acquisition/Sale)
Amortization and depreciation	-	-	212,809
Amortization on discount of debentures	-	-	29,551
Bad debt	-	-	287,833
Stock issued for services	-	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	-	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Loss on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	1,477,800
Impairment of goodwill	-	-	14,118
Minority interest	-	-	(123,856)
(Increase) decrease in:	-	-	66,120
Other receivable	-	-	(37,794)
Deposits	-	-	(24,883)
Prepaid expenses	-	-	22,500
Increase (decrease) in:
Accounts payable and bank overdraft	(8,140)	20,336	346,477
Accrued expenses and other current liabilities	21,840	22,098	334,581
Deferred revenues	-	-	250,000
Minority interest	-	-	66,120
Net cash used by continuing operating activities	(34,608)	(23,059)	(6,052,549)
Net cash used by discontinued operating activities	-	-	(3,025,696)
Net cash used by operating activities	(34,608)	(23,059)	(9,078,245)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired from subsidiary	-	-	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to Renewable Energy Corporation and Sunspring, Inc.	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash paid for property & equipment	-	-	(868,572)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Discontinued operations	-	-	1,000,749
Net cash provided by investing activities	-	-	3,040,494
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	-	-	3,917,469
Cash received from related party notes payable and advances	35,039	9,386	1,755,307
Cash repaid to related party notes payable and advances	-	-	(290,500)
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Discontinued operations	-	-	(100,000)
Net cash provided (used) by financing activities	35,039	9,386	6,038,197
NET INCREASE (DECREASE) IN CASH	431	(13,673)	446
CASH, BEGINNING OF PERIOD	15	13,853	-
CASH, END OF PERIOD	$446	$180	$446
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements June 30, 2010

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

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Condensed Notes to the Interim Consolidated Financial Statements June 30, 2010

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the ASC 260, “Earnings per Share” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”). Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the six months ended June 30, 2010, diluted net loss per share was the same as basic net loss per share as the common stock equivalents outstanding were considered anti-dilutive.

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

Condensed Notes to the Interim Consolidated Financial Statements June 30, 2010

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

Principles of Consolidation

The June 30, 2010 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro-Air Technologies, Inc.; Sunspring, Inc.; Renewable Energy Limited; and D2 Fusion. All intercompany accounts and transactions have been eliminated in the consolidation.

Provision for Taxes

The Company accounts for income taxes as outlined in the ASC 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the six months ended June 30, 2010.

SOLAR ENERGY LIMITED (A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements June 30, 2010

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

SOLAR ENERGY LIMITED (A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements June 30, 2010

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash, no revenues, a negative working capital of $1,212,168, and an accumulated deficit since the inception of $15,175,501. These factors indicate that the Company may be unable to continue in existence. The Company is currently seeking out a new business opportunity that might, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – STOCKHOLDERS’ EQUITY TRANSACTIONS

There were no transactions for the year ended December 31, 2009.

There were no transactions for the six months ended June 30, 2010.

NOTE 5 – NOTES PAYABLE - RELATED PARTY

The loan from Regal RV Resorts, Inc., a shareholder, as of December 31, 2009 was $406,446 of which $175,000 is uncollateralized and bears no interest while $231,446 of the loan is uncollateralized and bears 6% per annum and is due upon demand. During the six months ended June 30, 2010, Regal loaned the Company an additional $35,039. The accrued interest owing on this loan at June 30, 2010 and December 31, 2009 was $47,541 and $40,453, respectively.

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

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. During 2008, this discount was amortized by $18,739 to the full discounted derivative portion of $29,551 when Planktos discontinued operations. The loan matured on August 31, 2009 and has not been repaid. As of June 30, 2010, the Company owed $100,000 in principal and accrued interest of $39,657.

SOLAR ENERGY LIMITED (A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements June 30, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010 there were additional advances to the Company from Regal RV Resort, Inc. as detailed in Note 5 above. In addition the Company made payments to the Company's CEO for consulting services.

	June 30, 2010	June 30, 2009
Administrative support	$-	$1,000
Consulting	4,000	2,000
Travel expenses	-	540
	$4,000	$3,540

NOTE 8 – LEGAL PROCEEDINGS

Legal proceedings were initiated by Mary Ruth Ladd against the Company, Planktos Corp. (a former subsidiary) and certain individuals affiliated to the Company on October 3, 2007 in the Superior Court of the State of California, County of San Francisco in connection with allegations of discrimination and retaliation against a whistle blower, wrongful termination, fraud, breach of contract, wrongful business acts and intentionally causing injury in the workplace. The claim was seeking $58,280 in lost wages in addition to certain employee benefits and punitive damages. On April 27, 2010 Company’s counsel obtained a commitment from plaintiff’s counsel that the suit initiated by Mary Ruth Ladd would be dismissed with prejudice, each party bearing its own costs and fees.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and is unaware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2010.

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

On April 7, 2010 the Company announced that it intends to acquire Peloton Mining, Inc. (“Peloton”) from a related party. Peloton’s main asset is the exploration and mining rights of 125 sq.km. alluvial property in SE Tanzania. The only other asset of Peloton is the formerly producing Churchill Copper property in Northern B.C. (Magnum Mine) subject to a long term option agreement. The Company intends to acquire Peloton through a share exchange and is in the process of raising $3,000,000 in working capital to place the first alluvial plant into operation. We expect to raise $3,000,000 through a combination of debt and equity. The Company has not entered into a definitive share exchange agreement with Peloton as of the date of this current report.

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

Results of Operations

During the six month period ended June 30, 2010 the Company was focused on (i) pursuing financing commitments for its plan of operation, (ii) continuing the search for a business opportunity for development, merger or acquisition, (iii) entering into an understanding to acquire Peloton, and (iv) satisfying continuous public disclosure requirements.

The Company has not generated any revenues from inception and has discontinued active operations.

Since we have no current ability to generate revenue, we expect to incur losses for the foreseeable future.

Net Loss

For the period from January 5, 1994 (inception) to June 30, 2010, the Company recorded a net loss of $15,175,501. Net loss for the three month period ended June 30, 2010, was $32,609 as compared to $40,008 for the three month period ended June 30, 2009. Net loss for the six month period ended June 30, 2010 was $48,308 as compared to $65,493 for the six month period ended June 30, 2009. The decrease in net loss in the current periods can be attributed to a decrease in general and administrative expenses and a decrease in interest expenses. We expect to continue to incur net losses over the next twelve months in the event we conclude an agreement with Peloton or proceed with an alternative business opportunity for development, merger or acquisition.

Capital Expenditures

The Company has expended no significant amounts on capital expenditures for the period from inception to June 30, 2010, except for an expenditure of approximately $800,000 on a research vessel in 2007 that has since been sold.

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

The Company had a working capital deficit of $1,212,168 as of June 30, 2010. Current and total assets consisted solely of $446 in cash. Current and total liabilities were $1,212,614, including accounts payable and accrued interest of $114,837, accrued interest to a related party of $47,541, advances payable of $469,094, a note payable to a related party of $441,485, a debenture payable of $100,000 and accrued interest of $39,657. Net stockholders' deficit in the Company was $1,212,168 as of June 30, 2010.

Cash flow used by operating activities was $9,078,245 for the period from inception to June 30, 2010. Cash flow used by operating activities for the six month period ended June 30, 2010, was $34,608 as compared to $23,059 for the six month period ended June 30, 2009. The increase in cash flow used by operating activities over the comparative periods was due to a decrease in accounts payable and bank overdraft.

Cash flow provided by investing activities was $3,040,494 for the period from inception to June 30, 2010. No cash flow was provided by investing activities for the six month periods ended June 30, 2010 and 2009.

Cash flow provided by financing activities was $6,038,197 for the period from inception to June 30, 2010. Cash provided by financing activities for the six month period ended June 30, 2010, was $35,039 as compared to $9,386 for the six month periods ended June 30, 2009. Cash flow provided by financing activities in the current period can be attributed to related party payables and advances.

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

Off Balance Sheet Arrangements

As of June 30, 2010, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

In their report of financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K, the Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of the Company’s significant operating losses and negative working capital. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private debt placement sources; (ii) obtaining funding from the sale of our securities; (iii) generating revenues from the development of a business opportunity through acquisition or merger; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

  the sufficiency of existing capital resources;
  our anticipated financial performance;
  our ability to raise additional capital to fund cash requirements for future operations;
  uncertainties related to the development of our technologies;
  the volatility of the stock market; and
  general economic conditions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit of $15,175,501 at June 30, 2010. The Company has never realized revenue from operations. We expect to continue to incur operating losses as we seek ways to identify additional business opportunities while maintaining operations and satisfying public disclosure obligations. Should we be unable to transition current losses to future profits by developing or acquiring a revenue producing business, our ability to maintain operations will be severely compromised.

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

The Company will need to new capital to fund operations which could dilute our existing shareholders.

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

Risks Related to the Company’s Stock

The market for the Company’s common stock is limited.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Due to the limitations of our market and volatility in the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

The market price for our common stock is volatile.

The market price for our common stock is volatile and can fluctuate widely in response to various factors, many of which are beyond the Company’s control, including the following:

  the acceptance of services offered by the Company or its competitors;
  additions or departures of key personnel;
  the Company’s ability to execute its business plan;
  operating results that fall below expectations;
  loss of strategic relationships;
  industry developments;
  economic and other external factors; and
  period-to-period fluctuations in the Company’s financial results.

Furthermore, the securities markets in general have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of any particular company. These overall market fluctuations could also adversely affect the market price for our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the Commission’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses will continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased our expenses and made some activities more time-consuming and costly than previously, which expenses continue to negatively impact our financial performance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Limited

Date

/s/ Michael James Gobuty

Date: August 13, 2010

Michael James Gobuty
Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer and Director

Exhibit 32

INDEX TO EXHIBITS

Exhibit		Description

3	(i) *	Articles of Incorporation (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on January 28, 1999).

3	(ii) *	By-laws (incorporated herein by reference to the Company’s Form 10-SB filed with the
Commission on January 28, 1999).

10	(i) *	Amendment to Consulting Agreement with Bay Cove Capital Corp. dated May 1,
2007(incorporated by reference to the Company's Form 10-QSB filed with the
Commission on August 12, 2007).

10	(ii) *	Securities Exchange Agreement and Plan of Exchange with Enwin Resources, Inc. dated
May 31, 2007 (incorporated by reference to the Company’s Form 8-K filed with the
Commission on June 4, 2007).

10	(iii) *	Release and Settlement Agreement with Russ George dated February 22, 2008
(incorporated by reference to the Company’s Form 8-K filed with the Commission on
March 21, 2008).

14	*	Code of Ethics adopted March 30, 2004 (incorporated herein by reference to Form 10-
KSB dated April 1, 2004).

21	*	Subsidiaries (incorporated herein by reference to Form 10-K dated April 15, 2009).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to
	Section	302 of the Sarbanes-Oxley Act of 2002 (attached).
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
	2002	(attached).
* Incorporated by reference to previous filings of the Company.