Form 10-Q
period 2010-09-30
SOLAR ENERGY LTD
filed 2010-12-22
CIK 1058322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at December 21, 2010, was 18,423,309.

1

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements...................................................................................................... 3

               Consolidated Balance Sheets as of September 30, 2010 (unaudited) and

               December 31, 2009....................................................................................................... 4

               Unaudited Interim Consolidated Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009 and

               the period from inception (January 5, 1994).................................................................    5

               Unaudited Interim Consolidated Statements of Cash Flows for the nine month periods

               ended September 30, 2010 and 2009 and the period from inception (January 5, 1994)        6

               Condensed Notes to the Interim Consolidated Financial Statements..............................   7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........................................    18

Item 4.    Controls and Procedures................................................................................................ 18

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................................................... 19

Item 1A. Risk Factors                                                                                                                    19

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

SOLAR ENERGY LIMITED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$15

TOTAL ASSETS	$-	$15

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank indebtedness	$12	$-
Accounts payable and accrued expenses	117,719	122,977
Accrued interest - related party	51,572	40,453
Advances payable	473,967	459,342
Note payable to related party	445,073	406,446
Debenture payable	100,000	100,000
Accrued interest	42,157	34,657
TOTAL CURRENT LIABILITIES	1,230,500	1,163,875

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par value, 18,423,309 issued and outstanding	1,842	1,842
Additional paid-in capital	13,961,491	13,961,491
Accumulated deficit during development stage	(15,193,833)	(15,127,193)
TOTAL STOCKHOLDERS' DEFICIT	(1,230,500)	(1,163,860)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$15

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
					From Inception (January 5,
	Three Months Ended		Nine Months Ended		1994) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-	$-
EXPENSES
General and administrative	6,927	20,276	33,379	63,670	6,361,943
Research and development	-	-	-	-	2,671,638
Impairment of patents	-	-	-	-	39,648
Impairment of goodwill	-	-	-	-	14,118
TOTAL EXPENSES	6,927	20,276	33,397	63,670	9,087,347
LOSS FROM OPERATIONS	(6,927)	(20,276)	(33,397)	(63,670)	(9,087,347)
OTHER INCOME (EXPENSES)
Other income	-	-	-	-	349,886
Financing costs	-	-	-	-	(1,477,800)
Gain (loss) on investments	-	-	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	-	-	(10,867)
Gain (loss) on derivative instrument	-	-	-	-	29,551
Gain on forgiveness of debt	-	-	-	-	172,227
Interest income (expense), net	(11,405)	(10,321)	(33,243)	(32,420)	(186,890)
Amortization of discount on debenture payable	-	-	-	-	(29,551)
Gain (loss) on sale of subsidiary	-	-	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	(11,405)	(10,321)	(33,243)	(32,420)	(1,015,533)
LOSS FROM CONTINUING OPERATIONS	(18,332)	(30,597)	(66,640)	(96,090)	(10,102,880)
DISCONTINUED OPERATIONS
Gain (Loss) on discontinued operations	-	-	-	-	(5,090,953)
NET INCOME (LOSS)	$(18,332)	$(30,597)	$(66,640)	$(96,090)	$(15,193,833)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	0.00	0.00	0.00	0.00

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	18,423,309	18,423,309	18,423,309	18,423,309

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception
			(January 5,
			1994)
	Nine Months Ended		through
	September 30,	September 30,	September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,640)	$(96,090)	$(10,102,880)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
(Net of Acquisition/Sale)
Amortization and depreciation	-	-	212,809
Amortization on discount of debentures	-	-	29,551
Bad debt	-	-	287,833
Stock issued for services	-	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	-	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Loss on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	-	-	(172,227)
Impairment of patents	-	-	39,648
Financing costs	-	-	1,477,800
Impairment of goodwill	-	-	14,118
Minority interest	-	-	(123,856)
(Increase) decrease in:
Other receivable	-	-	(37,794)
Deposits	-	2,000	(24,883)
Prepaid expenses	-	-	22,500
Increase (decrease) in:
Accounts payable and bank overdraft	(5,246)	20,218	349,371
Accrued expenses and other current liabilities	33,244	32,419	345,985
Deferred revenues	-	-	250,000
Minority interest	-	-	66,120
Net cash used by continuing operating activities	(38,642)	(45,453)	(6,056,583)
Net cash used by discontinued operating activities	-	-	(3,025,696)
Net cash used by operating activities	(38,642)	(45,453)	(9,082,279)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired from subsidiary	-	-	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to Renewable Energy Corporation and Sunspring, Inc.	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash paid for property & equipment	-	-	(868,572)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Discontinued operations	-	-	1,000,749
Net cash provided by investing activities	-	-	3,040,494
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	-	-	3,917,469
Cash received from related party notes payable and advances	38,627	31,905	1,758,895
Cash repaid to related party notes payable and advances	-	-	(290,500)
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Discontinued operations	-	-	(100,000)
Net cash provided (used) by financing activities	38,627	31,905	6,041,785
NET INCREASE (DECREASE) IN CASH	(15)	(13,548)	-
CASH, BEGINNING OF PERIOD	15	13,853	-
CASH, END OF PERIOD	$-	$305	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2010

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

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

September 30, 2010

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the ASC 260, “Earnings per Share” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”). Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  For the nine months ended September 30, 2010, diluted net loss per share was the same as basic net loss per share as the common stock equivalents outstanding were considered anti-dilutive.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2010

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

Principles of Consolidation

The September 30, 2010 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro-Air Technologies, Inc.; Sunspring, Inc.; Renewable Energy Limited; and D2 Fusion. All intercompany accounts and transactions have been eliminated in the consolidation.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2010

NOTE 2 – Summary of Significant Accounting Policies - CONTINUED

Provision for Taxes

The Company accounts for income taxes as outlined in the ASC 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the nine months ended September 30, 2010.

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

September 30, 2010

NOTE 2 – Summary of Significant Accounting Policies - CONTINUED

Recent Accounting Pronouncements - continued

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has limited cash, no revenues, a negative working capital of $1,230,500, and an accumulated deficit since the inception of $15,193,833.  These factors indicate that the Company may be unable to continue in existence. The Company is currently seeking out a new business opportunity that might, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans includes the following:  (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – Stockholders’ Equity Transactions

There were no transactions for the year ended December 31, 2009.

There were no transactions for the nine months ended September 30, 2010.

Solar Energy Limited

(A Development Stage Company)

Condensed Notes to the Interim Consolidated Financial Statements

September 30, 2010

NOTE 5 – Notes Payable - Related Party

The loan from Regal RV Resorts, Inc., a shareholder, as of December 31, 2009 was $406,446 of which $175,000 is uncollateralized and bears no interest while $231,446 of the loan is uncollateralized and bears 6% per annum and is due upon demand. During the nine months ended September 30, 2010, Regal loaned the Company an additional $38,627. The accrued interest owing on this loan at September 30, 2010 and December 31, 2009 was $51,572 and $40,453, respectively.

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

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. During 2008, this discount was amortized by $18,739 to the full discounted derivative portion of $29,551 when Planktos discontinued operations. The loan matured on August 31, 2009 and has not been repaid. As of September 30, 2010, the Company owed $100,000 in principal and accrued interest of $42,157.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 there were additional advances to the Company from Regal RV Resort, Inc. as detailed in Note 5 above.  In addition the Company made payments to the Company's CEO for consulting services.

	September 30, 2010	September 30, 2009
Administrative support	$ -	$ 1,000
Consulting	4,000	4,000
Travel expenses	-	540
	$ 4,000	$ 5,540

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

September 30, 2010

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and is unaware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2010.

Discussion and Analysis

The Company’s plan of operation for the coming year is to pursue development stage assets and emerging businesses with which to merge or acquire. We intend to function as a business incubator for assets and businesses that focus on (i) cost-effective renewable energy sources that do not threaten the environment, (ii) practical solutions to mitigate the effects of traditional energy sources’ unintended consequences concerning global climate change, and (iii) revenue producing business activities. We will fund the process of driving emerging technologies towards commercial applications through debt or equity offerings tied to our common stock.

On April 7, 2010 the Company announced its intention to acquire Peloton Mining, Inc. (“Peloton”) from a related party pursuant to an option. Peloton’s assets consist of exploration and mining rights for an alluvial property covering more than 125km in SE Tanzania and the Magnum Mine in N British Columbia. The acquisition would have caused a share exchange and required a raise of $3,000,000 to place an alluvial plant into operation. The Company did not sign a definitive agreement with Peloton and has since abandoned the intended transaction.

On September 27, 2010 the Company announced its intention to earn a 100% interest in the West Carswell Property (“Carswell”) pursuant to an option. Carswell consists of two contiguous mineral dispositions, covering an area of approximately 2,000 hectares in the western Athabasca Basin. The transaction would initially have caused the Company to pay $100,000 and issue 2,000,000 common shares to the vendor in addition to completing $2,500,000 in exploration expenditures over 24 months. The Company did not sign a definitive agreement with the vendor and has since abandoned the intended transaction.

The Company will require a minimum of $100,000 to continue its efforts to identify a suitable business opportunity for development, merger or acquisition. When the Company has determined to move forward with a specific business opportunity its funding requirements will change. The Company is without sufficient capital to maintain operations and relies on shareholders to satisfy minimal expenses.

Results of Operations

During the nine month period ended September 30, 2010 the Company was focused on (i) pursuing financing commitments for its plan of operation, (ii) continuing the search for a business opportunity for development, merger or acquisition, (iii) entering into understandings to acquire Peloton and Carswell, and (iv) satisfying continuous public disclosure requirements.

The Company has not generated revenues from inception. Since we have no current ability to generate revenue, we expect to incur losses for the foreseeable future.

Net Loss

For the period from January 5, 1994 (inception) to September 30, 2010, the Company recorded a net loss of $15,193,833. Net loss for the three month period ended September 30, 2010, was $18,332 as compared to $30,597 for the three month period ended September 30, 2009. Net loss for the nine month period ended September 30, 2010 was $66,640 as compared to $96,090 for the nine month period ended September 30, 2009. The decrease in net loss in the current periods can be attributed to a decrease in general and administrative expenses. We expect to continue to incur net losses over the next twelve months or until such time as we conclude an agreement with a business opportunity that will produce revenue.

Capital Expenditures

The Company has expended no significant amounts on capital expenditures for the period from inception to September 30, 2010, except for an expenditure of approximately $800,000 on a research vessel in 2007 that has since been sold.

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

The Company had a working capital deficit of $1,230,500 and was without assets at September 30, 2010. Current and total liabilities were $1,230,500 at September 30, 2010, including accounts payable and accrued interest of $117,719, accrued interest to a related party of $51,572, advances payable of $473,967, a note payable to a related party of $445,073, a debenture payable of $100,000 and accrued interest of $42,157. Net stockholders' deficit in the Company was $1,230,500 as of September 30, 2010.

Cash flow used by operating activities was $9,082,279 for the period from inception to September 30, 2010. Cash flow used by operating activities for the nine month period ended September 30, 2010, was $38,642 as compared to $45,453 for the nine month period ended September 30, 2009. The decrease in cash flow used by operating activities over the comparative periods was due to a decrease in net losses over the comparative periods.

Cash flow provided by investing activities was $3,040,494 for the period from inception to September 30, 2010. No cash flow was provided by investing activities for the nine month periods ended September 30, 2010 and 2009.

Cash flow provided by financing activities was $6,041,785 for the period from inception to September 30, 2010. Cash provided by financing activities for the nine month period ended September 30, 2010, was $38,627 as compared to $31,905 for the nine month periods ended September 30, 2009. Cash flow provided by financing activities in the current period can be attributed to related party notes payable and advances.

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

Off Balance Sheet Arrangements

As of September 30, 2010, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

16

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 21 of this Form 10‑Q, and are incorporated herein by this reference.

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Limited                                                              Date

/s/ Michael James Gobuty

                                                                        Date: December 22, 2010

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

21