Form 10-K
period 2010-12-31
SOLAR ENERGY LTD
filed 2011-04-27
CIK 1058322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

The aggregate market value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates (14,958,355 shares) was approximately $2,281,149 based on the average closing bid and asked prices ($0.1525) for the common stock on April 21, 2011.

At April 22, 2011 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 19,223,309.

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

The Company acquired Planktos, Inc., in August of 2005, through which the Company redirected its focus to tackle carbon sequestration with a process designed to generate plankton blooms in the oceans as a means to resist global warming. The Company also acquired D-2 Fusion, Inc., in August of 2005, through which the Company began its development of an application of “cold fusion” technologies as a potential source of unlimited energy. The Company abandoned carbon sequestration in 2007 and cold fusion development in 2008 following an inability to realize success in either of these processes.

The Company is currently without active operations.

Our principal place of business is located at 73200 El Paseo, Suite 2H, Palm Desert, California, 92260, and our telephone number is (760) 773-1111. Our registered statutory office is located at The Company Corporation, 2711 Centerville Road, Wilmington, Delaware, 19808.

The Company’s shares were quoted under the symbol “SLRE” on the OTC Market Group’s quotation system or OTCQB as of December 31, 2010.

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

Research and Development

The Company spent no amounts on research and development activities during the years ended December 31, 2010 and 2009. We cannot anticipate the amount of spending on research and development in the future; such level will depend upon on success in raising additional financing and our progress with ongoing development projects in relation to the nature of future businesses that we may incubate.

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

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at www.sec.gov.

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

Risks Related to the Company’s Business

The Company’s ability to continue as a going concern is in question

The Company’s auditors included an explanatory statement in their report of financial statements for the years ended December 31, 2010 and 2009, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a lack of revenue generating activities in place and losses since inception.

We have a history of significant operating losses and such losses may continue in the future

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit of $15,134,954 at December 31, 2010. The Company has never realized revenue from operations. We expect to continue to incur operating losses as we seek ways to identify additional business opportunities while maintaining operations and satisfying public disclosure obligations. Should we be unable to transition current losses to future profits by developing or acquiring a revenue producing business, our ability to maintain operations will be severely compromised.

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
  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

ITEM 3.          LEGAL PROCEEDINGS

Legal proceedings were initiated by Mary Ruth Ladd against the Company, Planktos Corp. (a former subsidiary) and certain individuals affiliated to the Company on October 3, 2007 in the Superior Court of the State of California, County of San Francisco in connection with allegations of discrimination and retaliation against a whistle blower, wrongful termination, fraud, breach of contract, wrongful business acts and intentionally causing injury in the workplace.  The claim sought $58,280 in lost wages in addition to certain employee benefits and punitive damages. The Company retained counsel to respond to these allegations and denied any liability for these alleged causes of action. On November 17, 2010 said legal proceedings were dismissed with prejudice, each party bearing its own costs and fees.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock was quoted under the symbol “SLRE” on the OTC Market Group’s quotation system or OTCQB as of December 31, 2010. The OTCQB is the middle tier of the OTC marketplace reserved for fully reporting issuers that are quoted on the Bulletin Board or the OTC Market Group system or both. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each of the quarters listed below are as follows:

Year	Quarter Ending	High	Low
2010	December 31	$0.07	$0.02
	September 30	$0.07	$0.02
	June 30	$0.06	$0.03
	March 31	$0.07	$0.03
2009	December 31	$0.07	$0.04
	September 30	$0.08	$0.04
	June 30	$0.09	$0.04
	March 31	$0.10	$0.05

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 22, 2011, there were 437 shareholders of record holding a total of 19,223,309 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

The Company has no authorized shares of preferred stock

Warrants

As of April 22, 2011, the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 22, 2011, the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Securities

As of April 22, 2011, the Company had no outstanding securities convertible into shares of the Company’s stock.

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

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On January 26, 2011 the Company authorized the issuance of 800,000 shares of common stock to Daily Media, Inc. for services rendered by Bay Cove Capital Corporation in connection with its consulting agreement dated December 1, 2005, valued at $0.03 per share, pursuant to the exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”).

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree that was issued the shares as an assignment from an affiliate; (3) the offeree represented an intention not to resell the stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S of the Securities Act provides generally that any offer or sale that occurs outside of the United States is exempt from the registration , as long as certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the foregoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfies all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the person to whom the common shares were issued and authorized was a non-U.S. persons with an address in a foreign country.

ITEM  6.         SELECTED FINANCIAL DATA

Not required.

12

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

Results of Operations

During the year ended December 31, 2010 the Company was focused on (i) pursuing financing commitments for its plan of operation, (ii) continuing the search for a business opportunity for development, merger or acquisition, (iii) entering into understandings to acquire Peloton Mining, Inc. (“Peloton”) and the West Carswell Property (“Carswell”), and (iv) satisfying continuous public disclosure requirements.

On April 7, 2010 the Company announced its intention to acquire Peloton from a related party pursuant to an option. Peloton’s assets consist of exploration and mining rights for an alluvial property covering more than 125km in SE Tanzania and the Magnum Mine in N British Columbia. The acquisition would have caused a share exchange and required a raise of $3,000,000 to place an alluvial plant into operation. The Company did not sign a definitive agreement with Peloton and has since abandoned the intended transaction.

On September 27, 2010 the Company announced its intention to earn a 100% interest in Carswell pursuant to an option. Carswell consists of two contiguous mineral dispositions, covering an area of approximately 2,000 hectares in the western Athabasca Basin. The transaction would initially have caused the Company to pay $100,000 and issue 2,000,000 common shares to the vendor in addition to completing $2,500,000 in exploration expenditures over 24 months. The Company did not sign a definitive agreement with the vendor and has since abandoned the intended transaction.

The Company has not generated revenues from inception. Since we have no current ability to generate revenue, we expect to incur losses for the foreseeable future.

Net Loss

For the period from January 5, 1994 (inception) to December 31, 2010, the Company recorded a net loss of $15,134,954. Net loss for the year ended December 31, 2010 was $7,791 as compared to $148,503 for the year ended December 31, 2009. The decrease in net loss in the current period can be attributed to a decrease in general and administrative expenses and a gain on forgiveness of debt. We expect to continue to incur net losses over the next twelve months or until such time as we conclude an agreement with a business opportunity that will produce revenue.

Capital Expenditures

The Company has expended no significant amounts on capital expenditures for the period from inception to December 31, 2010, except for an expenditure of approximately $800,000 on a research vessel in 2007 that has since been sold.

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

The Company had a working capital deficit of $1,171,621 and current and total assets of $117 at December 31, 2010. Current and total liabilities were $1,171,738 at December 31, 2010, including accounts payable and accrued interest of $104,877, accrued interest to a related party of $55,656, advances payable of $421,435, a note payable to a related party of $445,113, a debenture payable of $100,000 and accrued interest of $44,657. Net stockholders' deficit in the Company was $1,171,621 as of December 31, 2010.

Cash flow used by operating activities was $9,082,202 for the period from inception to December 31, 2010. Cash flow used by operating activities for the year ended December 31, 2010, was $38,565 as compared to $43,763 for the year ended December 31 , 2009. The decrease in cash flow used by operating activities over the comparative periods was primarily due to a decrease in net losses over the comparative periods.

Cash flow provided by investing activities was $3,040,494 for the period from inception to December 31, 2010. No cash flow was provided by investing activities for the years ended December 31, 2010 and 2009.

Cash flow provided by financing activities was $6,041,825 for the period from inception to December 31, 2010. Cash provided by financing activities for the year ended December 31, 2010, was $38,667 as compared to $29,925 for the year ended December 31, 2009. Cash flow provided by financing activities in the current period can be attributed to related party notes payable and advances.

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

Off Balance Sheet Arrangements

As of December 31, 2010, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In the notes to the consolidated financial statements for the year ended December 31, 2010, included in this Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s auditor’s expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of  its history of operating losses, limited cash resources, dependency on financing, and reliance on the success of future operations. The Company’s ability to continue as a going concern is subject to our ability to obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of our securities; (iii) generating revenues from the development of a business opportunity through acquisition or merger; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

The Company has adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2010 and 2009 are attached hereto as F-1 through F-13.

Solar Energy Limited

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2010

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

            Notes to Consolidated Financial Statements                                                              F-11

To the Board of Directors and Stockholders

Solar Energy Limited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Solar Energy Limited as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period January 5, 1994 (inception) to December 31, 2010. Solar Energy Limited’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Limited as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period January 5, 1994 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BehlerMick PS

Spokane, Washington

April 22, 2011

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$117	$15

TOTAL ASSETS	$117	$15

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$104,877	$122,977
Accrued interest - related party	55,656	40,453
Advances payable	421,435	459,342
Note payable to related party	445,113	406,446
Debenture payable	100,000	100,000
Accrued interest	44,657	34,657
TOTAL CURRENT LIABILITIES	1,171,738	1,163,875

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized; $0.0001 par
value, 18,423,309 issued and outstanding	1,842	1,842
Additional paid-in capital	13,961,491	13,961,491
Accumulated deficit during development stage	(15,134,954)	(15,127,193)
TOTAL STOCKHOLDERS' DEFICIT	(1,171,621)	(1,163,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$117	$15

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			(January 5,
			1994)
	Year Ended		through
	December 31,	December 31,	December 31,
	2010	2009	2010

REVENUES	$-	$-	$-

EXPENSES
General and administrative	24,808	107,638	6,353,354
Research and development	-	-	2,671,638
Impairment of patents	-	-	39,648
Impairment of goodwill	-	-	14,118
TOTAL EXPENSES	24,808	107,638	9,078,758

LOSS FROM OPERATIONS	(24,808)	(107,638)	(9,078,758)

OTHER INCOME (EXPENSES)
Other income	-	-	349,886
Financing costs	-	-	(1,477,800)
Gain (loss) on investments	-	-	17,200
Gain (loss) on sale or disposal of assets	-	-	(10,867)
Gain (loss) on derivative instrument	-	-	29,551
Gain on forgiveness of debt	65,276	-	237,503
Interest income (expense), net	(48,229)	(40,865)	(201,876)
Amortization of discount on debenture payable	-	-	(29,551)
Gain (loss) on sale of subsidiary	-	-	120,711
TOTAL OTHER INCOME (EXPENSE)	(17,047)	(40,865)	(965,243)

LOSS FROM CONTINUING OPERATIONS	(7,791)	(148,503)	(10,044,001)

DISCONTINUED OPERATIONS
Gain (Loss) on discontinued operations	-	-	(5,090,953)

NET INCOME (LOSS)	$(7,791)	$(148,503)	$(15,134,954)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	(0.00)	(0.01)
NET INCOME (LOSS) PER COMMON SHARE, DILUTED	(0.00)	(0.01)
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	18,423,309	18,423,309

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
			Additional	Share	During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Received	Stage	Equity

Balance, January 5, 1994 (Inception)	-	$-	$-	$-	$-	$-

1/5/94 Stock issued for Organization Costs	125,000	13	2,487	-	-	2,500
Net Loss for the Year Ended December 31, 1994	-	-	-	-	(500)	(500)
Balance, December 31, 1994	125,000	13	2,487	-	(500)	2,000

Net Loss for the Year Ended December 31, 1995	-	-	-	-	(500)	(500)
Balance, December 31, 1995	125,000	13	2,487	-	(1,000)	1,500

10/96 Shares Issued for Cash at $20.00 Per Share	1,300	1	25,999	-	-	26,000
11/96 Shares Issued for Cash at $0.90 Per Share	831	-	763	-	-	763
12/96 Shares Issued for Cash at $2.00 Per Share	125	-	251	-	-	251
Stock Split Rounding Adjustment	595	(1)	1	-	-	-
Net Loss for the Year Ended December 31, 1996	-	-	-	-	(24,013)	(24,013)
Balance, December 31, 1996	127,851	13	29,501	-	(25,013)	4,501

Net Loss for the Year Ended December 31, 1997	-	-	-	-	(4,000)	(4,000)
Balance, December 31, 1997	127,851	13	29,501	-	(29,013)	501

1/98 Shares Issued for Acquisition of Hydro-Air Technologies, Inc.	70,400	7	(7)	-	-	-
6/98 Shares Issued for Cash at $1.00 Per Share	780,000	78	779,922	-	-	780,000
7/98 Shares Issued for Cash at $10.00 Per Share	12,500	1	124,999	-	-	125,000
11/98 Shares Issued for Cash at $1.00 Per Share	200,000	20	199,980	-	-	200,000
Net Loss for the Year Ended December 31, 1998	-	-	-	-	(939,446)	(939,446)
Balance, December 31, 1998	1,190,391	$119	$1,134,394	$-	$(968,459)	$166,054

Balance Forward, December 31, 1998	1,190,391	$119	$1,134,394	$-	$(968,459)	$166,054

1/99 Shares Issued for Cash at $10.00 Per Share	10,000	1	99,999	-	-	100,000
1/99 Shares Issued for Acquisition of Renewable Energy Corporation at $12.00 Per Share	35,000	4	419,996	-	-	420,000
10/99 Shares Issued for Cash at $1.80 Per Share	80,000	8	143,990	-	-	143,998
Net Loss for the Year Ended December 31, 1999	-	-	-	-	(957,086)	(957,086)
Balance, December 31, 1999	1,315,391	132	1,798,379	-	(1,925,545)	(127,034)

Net Loss for the Year Ended December 31, 2000	-	-	-	-	(925,899)	(925,899)
Balance, December 31, 2000	1,315,391	132	1,798,379	-	(2,851,444)	(1,052,933)

7/01 Shares Issued for Rounding in Connection with 10:1 Exchange	35,396	4	(4)	-	-	-
8/01 Shares Issued for Cash at $0.23 Per Share	350,000	35	81,215	-	-	81,250
10/01 Shares Issued for Cash at $0.25 Per Share	50,000	5	12,495	-	-	12,500
10/01 Shares Issued to Settle Debt at $0.33 Per Share	1,507,739	151	502,808	-	-	502,959
10/01 Shares Issued for Services at $0.33 Per Share	113,682	11	37,504	-	-	37,515
11/01 Shares Issued for Cash at $0.51 Per Share	275,000	27	141,223	-	-	141,250
Net Loss for the Year Ended December 31, 2001	-	-	-	-	(465,476)	(465,476)
Balance, December 31, 2001	3,647,208	365	2,573,620	-	(3,316,920)	(742,935)

8/02 Shares Issued for Cash at $0.30 Per Share	56,113	5	16,995	-	-	17,000
Net Loss for the Year Ended December 31, 2002	-	-	-	-	(213,045)	(213,045)
Balance, December 31, 2002	3,703,321	$370	$2,590,615	$-	$(3,529,965)	$(938,980)

Balance Forward, December 31, 2002	3,703,321	$370	$2,590,615	$-	$(3,529,965)	$(938,980)

1/03 Shares Issued For Cash at $0.30 Per Share	23,000	2	6,898	-	-	6,900
2/03 Shares Issued For Cash at $0.30 Per Share	60,000	6	17,994	-	-	18,000
9/03 Shares Issued to Settle Debt at $0.30 Per Share	2,734,954	274	820,213	-	-	820,487
10/03 Shares Issued for Services at $0.20 Per Share	200,000	20	39,980	-	-	40,000
10/03 Shares Issued for Cash at $0.30 Per Share	150,000	15	44,985	-	-	45,000
Net Loss for the Year Ended December 31, 2003	-	-	-	-	(281,905)	(281,905)
Balance, December 31, 2003	6,871,275	687	3,520,685	-	(3,811,870)	(290,498)

3/04 Shares Issued to For Cash at $0.20 Per Share	450,000	45	89,955	-	-	90,000
5/04 Shares Issued for Cash at $0.25 Per Share	200,000	20	49,980	-	-	50,000
Net Loss for the Year Ended December 31, 2004	-	-	-	-	(91,450)	(91,450)
Balance, December 31, 2004	7,521,275	752	3,660,620	-	(3,903,320)	(241,948)

1/05 Shares Issued For Services at $0.21 Per Share	600,000	60	125,940	-	-	126,000
3/05 Shares Issued For Cash at $0.20 Per Share	25,000	3	4,997	-	-	5,000
5/05 Shares Issued For Cash at $0.20 Per Share	700,000	70	139,930	-	-	140,000
5/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	182,200	-	-	182,200
6/05 Shares Issued For Cash at $0.25 Per Share	400,000	40	99,960	-	-	100,000
6/05 Shares Issued For Cash at $0.35 Per Share	50,000	5	61,996	-	-	62,001
7/05 Shares Issued For Cash at $0.20 Per Share	180,000	18	35,982	-	-	36,000
7/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	71,200	-	-	71,200
8/05 Shares Issued For Cash at $0.20 Per Share	100,000	10	19,990	-	-	20,000
8/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	46,900	-	-	46,900
8/05 Shares Issued For Services at $0.58 Per Share	500,000	50	289,950	-	-	290,000
10/05 Shares Issued For Services at $1.20 Per Share	105,000	10	125,990	-	-	126,000
10/05 Shares Issued For Cash at $0.20 Per Share	40,000	4	7,996	-	-	8,000
10/05 Shares Issued For Cash at $0.35 Per Share	200,000	$20	$69,980	$-	$-	$70,000

Year ended December 31, 2005 Continued

10/05 Fair Value of Warrants issued at $0.40 per warrant	-	$-	$128,400	$-	$-	$128,400
10/05 Subscriptions received	-	-	-	20,000	-	20,000
11/05 Shares Issued For Acquisitions of Planktos, Inc. at $1.00 Per Share	1,500,000	150	1,499,850	-	-	1,500,000
11/05 Shares Issued For Acquisitions of D2Fusion, Inc. at $1.00 Per Share	2,000,000	200	1,999,800	-	-	2,000,000
12/05 Shares Issued For Cash at $0.20 Per Share	705,000	71	140,929	-	-	141,000
12/05 Fair Value of Warrants issued at $0.25 per warrant	-	-	350,400	-	-	350,400
12/05 Shares Issued For Cash at $0.35 Per Share	300,000	30	104,970	-	-	105,000
12/05 Fair Value of Warrants issued at $0.40 per warrant	-	-	184,400	-	-	184,400
Net Loss for the Year Ended December 31, 2005	-	-	-	-	(6,602,698)	(6,602,698)
Balance, December 31, 2005	14,926,275	1,493	9,352,380	20,000	(10,506,018)	(1,132,145)

2/06 Shares Issued For Cash at $0.25 Per Share	705,000	70	176,180	-	-	176,250
3/06 Shares Issued For Cash at $0.25 Per Share	80,000	8	19,992	(20,000)	-	-
3/06 Shares Issued For Cash at $0.40 Per Share	20,000	2	7,998	-	-	8,000
5/06 Shares and Warrants Issued for Cash at $0.33 Per Unit	500,000	50	164,950	-	-	165,000
6/06 Shares Issued For Cash at $0.28 Per Share	3,540,212	354	1,001,853	-	-	1,002,207
7/06 Shares Issued For Cash at $0.27 Per Share	66,222	6	17,961	-	-	17,967
8/06 Shares Issued For Cash at $0.27 Per Share	4,100	1	1,106	-	-	1,107
8/06 Shares and Warrants Issued for Cash at $0.35 Per Unit	31,500	3	11,022	-	-	11,025
Net loss, year ended December 31, 2006	-	-	-	-	(1,608,683)	(1,608,683)
Balance, December 31, 2006	19,873,309	$1,987	$10,753,442	$-	$(12,114,701)	$(1,359,272)

Balance Forward, December 31, 2006	19,873,309	$1,987	$10,753,442	$-	$(12,114,701)	$(1,359,272)

5/07 Shares and Warrants Issued for Cash at $0.35 Per Unit	342,857	34	119,966	-	-	120,000
5/07 Shares and Warrants Issued for Debt at $0.35 Per Unit	807,143	81	282,419	-	-	282,500
5/07 Shares Issued For Cash at $0.25 Per Share	500,000	50	124,950	-	-	125,000
5/7/07 Fair Value of Warrants issued at $0.40 per warrant	-	-	489,600	-	-	489,600
5/07 Shares Issued For Services at $0.50 Per Share	300,000	30	149,970	-	-	150,000
8/9/07 reverse acquisition of Planktos Corp.	-	-	2,691,104	-	-	2,691,104
10/1/07 Fair Value of Warrants issued at $0.40 per warrant	-	-	24,700	-	-	24,700
10/07 Shares Issued For Cash at $0.25 Per Share	100,000	10	24,990	-	-	25,000
Net Loss for the Year Ended December 31, 2007	-	-	-	-	(3,259,823)	(3,259,823)
Balance, December 31, 2007	21,923,309	2,192	14,661,141	-	(15,374,524)	(711,191)

4/11/08 Fair value of shares received in separation agreement and intangible assets	(3,500,000)	(350)	(699,650)	-	-	(700,000)
Net Income for the Year Ended December 31, 2008	-	-	-	-	395,834	395,834
Balance, December 31, 2008	18,423,309	1,842	13,961,491	-	(14,978,690)	(1,015,357)

Net Loss for the Year Ended December 31, 2009	-	-	-	-	(148,503)	(148,503)
Balance, December 31, 2009	18,423,309	1,842	13,961,491	-	(15,127,193)	(1,163,860)

Net Loss for the Year Ended December 31, 2010	-	-	-	-	(7,791)	(7,761)
Balance, December 31, 2010	18,423,309	$1,842	$13,961,491	$-	$(15,134,954)	$(1,171,621)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 5,
			1994)
	Year Ended		through
	December 31,	December 31,	December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,761)	$(148,503)	$(10,044,001)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
(Net of Acquisition/Sale)	-	-
Amortization and depreciation	-	-	212,809
Amortization on discount of debentures	-	-	29,551
Bad debt	-	37,833	287,833
Stock issued for services	-	-	856,851
Services for pre-paid expense	-	-	169,165
(Gain) Loss on derivative	-	-	(29,551)
Stock issued for R&D expenses	-	-	439,900
Loss on sale of assets	-	-	10,867
Gain on investments	-	-	(17,199)
Loss on sale of subsidiary	-	-	(120,711)
Gain on forgiveness of debt	65,276	-	(106,951)
Impairment of patents	-	-	39,648
Financing costs	-	-	1,477,800
Impairment of goodwill	-	-	14,118
Minority interest	-	-	(123,856)
(Increase) decrease in:	-	-
Other receivable	-	-	(37,794)
Deposits	-	-	(24,883)
Prepaid expenses	-	-	22,500
Increase (decrease) in:	-	-
Accounts payable and bank overdraft	(18,100)	26,043	336,517
Accrued expenses and other current liabilities	(77,980)	40,864	234,761
Deferred revenues	-	-	250,000
Minority interest	-	-	66,120
Net cash used by continuing operating activities	(38,565)	(43,763)	(6,056,506)
Net cash used by discontinued operating activities	-	-	(3,025,696)
Net cash used by operating activities	(38,565)	(43,763)	(9,082,202)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired from sale of subsidiary	-	-	180,000
Cash acquired from subsidiary	-	-	3,221,116
Cash paid to subsidiary	-	-	(107,568)
Cash paid to Renewable Energy Corporation and Sunspring, Inc.	-	-	(2,076)
Cash paid for patent costs	-	-	(106,318)
Cash paid for property & equipment	-	-	(868,572)
Cash paid for deposits	-	-	(4,837)
Cash received on sale of assets	-	-	23,000
Cash paid for notes receivable	-	-	(295,000)
Discontinued operations	-	-	1,000,749
Net cash provided by investing activities	-	-	3,040,494
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issued stock for cash	-	-	3,917,469
Cash received from related party notes payable and advances	38,667	29,925	1,758,935
Cash repaid to related party notes payable and advances	-	-	(290,500)
Proceeds from debenture payable	-	-	100,000
Cash received from advances by shareholders	-	-	2,044,099
Cash paid on debt financing	-	-	(1,388,178)
Discontinued operations	-	-	(100,000)
Net cash provided (used) by financing activities	38,667	29,925	6,041,825
NET INCREASE (DECREASE) IN CASH	102	(13,838)	117
CASH, BEGINNING OF PERIOD	15	13,853	-
CASH, END OF PERIOD	$117	$15	$117
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$17,195
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

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

December 31, 2010

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the ASC 260, “Earnings per Share” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”). Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  For the fiscal year ended December 31, 2010, diluted net loss per share was the same as basic net loss per share as the common stock equivalents outstanding were considered anti-dilutive.

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

December 31, 2010

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

Principles of Consolidation

The December 31, 2010 financial statements include the accounts of Solar Energy Limited and its wholly owned subsidiaries: Hydro-Air Technologies, Inc.; Sunspring, Inc.; Renewable Energy Limited; and D2 Fusion. All intercompany accounts and transactions have been eliminated in the consolidation.

Provision for Taxes

The Company accounts for income taxes as outlined in the ASC 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 2010.

At December 31, 2010 and 2009, the Company had gross deferred tax assets calculated at an expected rate of 35% of approximately $3,637,000 and $3,634,000, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $3,637,000 and $3,634,000 has been established at December 31, 2010 and 2009, respectively.

The significant components of the Company’s deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009

Net Operating Losses Carryforward Cumulative	$ 10,390,000	$ 10,382,000

Gross deferred tax assets (liabilities):
Deferred tax asset before allowance	$ 3,637,000	$ 3,634,000
Valuation allowance	(3,637,000)	(3,634,000)
Net deferred tax asset	$ -	$ -

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

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

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has limited cash, no revenues, a negative working capital of $1,171,621, and an accumulated deficit since the inception of $15,134,954.  These factors indicate that the Company may be unable to continue in existence. The Company is currently seeking out a new business opportunity that might, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans includes the following:  (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – Stockholders’ Equity Transactions

There were no transactions for the year ended December 31, 2009.

There were no transactions for the year ended December 31, 2010.

NOTE 5 – Notes Payable - Related Party

The loan from Regal RV Resorts, Inc., a shareholder, as of December 31, 2009 was $406,446 of which $175,000 is uncollateralized and bears no interest while $231,446 of the loan is uncollateralized and bears 6% per annum and is due upon demand. During the year ended December 31, 2010, Regal loaned the Company an additional $38,667. The accrued interest owing on this loan at December 31, 2010 and December 31, 2009 was $55,656 and $40,453, respectively.

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

The original $100,000 debenture was discounted by $29,551 in order to reflect the derivative portion of the note. During 2008, this discount was amortized by $18,739 to the full discounted derivative portion of $29,551 when Planktos discontinued operations. The loan matured on August 31, 2009 and has not been repaid. As of December 31, 2010, the Company owed $100,000 in principal and accrued interest of $44,657.

SOLAR ENERGY LIMITED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010 there were additional advances to the Company from Regal RV Resort, Inc. as detailed in Note 5 above.  In addition the Company made payments to the Company's CEO for consulting services.

	December 31, 2010	December 31, 2009
Administrative support	$ -	$ 1,000
Consulting	4,000	4,000
Legal fees	-	10,100
Travel expenses	-	540
	$ 4,000	$ 15,640

NOTE 8 – LEGAL PROCEEDINGS

Legal proceedings were initiated by Mary Ruth Ladd against the Company, Planktos Corp. (a former subsidiary) and certain individuals affiliated to the Company on October 3, 2007 in the Superior Court of the State of California, County of San Francisco in connection with allegations of discrimination and retaliation against a whistle blower, wrongful termination, fraud, breach of contract, wrongful business acts and intentionally causing injury in the workplace. The claim was seeking $58,280 in lost wages in addition to certain employee benefits and punitive damages. On November 17, 2010 said legal proceedings were dismissed with prejudice, each party bearing its own costs and fees

NOTE 9 – SUBSEQUENT EVENTS

In January 2011, the Company issued 800,000 restricted shares as per a consulting agreement for services rendered.

ITEM 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United Stat es generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses as identified by management are disclosed below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since the resignation of two of our directors in the current annual period. While this control deficiency did not result in any audit adjustments to our 2010 or 2009 interim or annual financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer. Our failure to segregate duties has been a material weakness since the annual period ended December 31, 2004 through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2010 or 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

Sufficiency of Accounting Resources.  The Company has limited accounting personnel, who are engaged under agreement, to prepare its financial statements, including the consolidation of the Company and its subsidiaries.  The insufficiency of our accounting resources has been a material weakness since the annual period ended December 31, 2004 through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2010 or 2009 interim or annual financial statements, it did result in certain errors in the consolidation of the Company and its subsidiaries that were not detected by the Company’s internal control over financial reporting.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2010, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B         OTHER INFORMATION

None.

PART III

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Michael James Gobuty	72	2008	CEO, CFO, PAO and Director

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

Family Relationships

There are no family relationships between or among the directors or executive officers

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of the Company’s sole director or persons nominated to become directors or executive officers.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following person who, during the period ended December 31, 2010, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

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

For the years ended December 31, 2010 and 2009, the Company paid $4,000 in executive compensation in the form of consulting fees. Executive compensation is expected to expand in future periods to include salaries, stock awards and stock options in the event the Company proceeds with a business opportunity.

Tables

The following table provides summary information for the years 2010 and 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michael James Gobuty* CEO, CFO, and PAO	2010 2009	- -	- -	- -	- -	- -	- -	4,000 4,000	4,000 4,000

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

ITEM 12         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 19,223,309 shares of common stock issued and outstanding as of April 22, 2011, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Michael James Gobuty 73200 El Paseo, Suite 2H Palm Desert, California 92260	Common	0	0
Officer and Directors as a Group (1)	Common	0	0%
Nelson Skalbania* 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	300,000	13.8
Regal RV Resorts, Inc.* 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	1,350,000	7.0
Bay Cove Capital Corp.* 7371 Brandywine Place Vancouver, British Columbia V5S 3Z7	Common	1,314,954	6.8
Central Shipping Investment, Inc. 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	Common	1,410,000	7.3

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

The Company owed Bay Cove Capital Corporation (“Bay Cove”) 800,000 shares of its common stock at December 31, 2010 based on the terms and conditions of a consulting agreement dated December 5, 2010. Nelson Skalbania is the principal of Bay Cove and is a former officer and director of the Company. He is also an affiliate owner of more than 10% of the Company’s common stock. The obligation was satisfied on the instruction of Bay Cove with the issuance of 800,000 to Daily Media, Inc., an entity unaffiliated with Mr. Skalbania.

The Company paid $4,000 in consulting fees to Michael Gobuty, our sole officer and director in 2010 for services rendered as our sole executive officer.

Director Independence

The Company was quoted on the OTCQB as of December 31, 2010, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. We do not consider the Company to have any independent directors at this time.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BehlerMick P.S. provided audit services in connection with its annual report for the fiscal years ended December 31, 2010 and 2009. The aggregate of fees billed by BehlerMick, P.S. for the audit of the Company’s financial statements was $13,001 in 2010 and $27,934 in 2009.

Audit Related Fees

BehlerMick, P.S., billed to the Company no fees in 2010 or 2009 for professional services that are reasonably related to the audit of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

BehlerMick, P.S., billed to the Company no fees in 2010 or 2009 for professional services rendered in connection with the preparation of the Company's tax return for the period.

All Other Fees

BehlerMick, P.S., billed to the Company no fees in 2010 or 2009 for professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by BehlerMick, P.S. were pre-approved by the Company’s board of directors. BehlerMick, P.S. performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-16, and are included as part of this Form 10-K:

            Financial Statements of The Company for the years ended December 31, 2010 and 2009:

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

Solar Energy Limited	Date
/s/ Michael James Gobuty By: Michael James Gobuty Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Michael James Gobuty Michael James Gobuty Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 22, 2011

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